Form 10-Q
period 1995-04-01
K TRON INTERNATIONAL INC
filed 1995-05-16
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended               April 1, 1995
                     -----------------------------------------------------------

Commission File Number                   0-9576
                      ----------------------------------------------------------

                          K-TRON INTERNATIONAL, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          New Jersey                                           22-1759452
- - -------------------------------                        -------------------------
(State or other jurisdiction of                            (IRS Employer ID #)
 incorporation of organization)


   Commerce Center, Suite 130
   1810 Chapel Avenue West
   Cherry Hill, New Jersey                                     08002-4607
- - -------------------------------                         ------------------------
(Address of Principal Executive                                (Zip Code)
  Offices)



Registrant's Telephone Number (Including Area Code)  (609) 661-6240
                                                   ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES   X     NO
                                                      -------    ------

The number of shares of Common Stock outstanding as of    04/01/95
                                                      -----------------

                                3,087,937 Shares
                                ---------

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                     INDEX

                                                                                 Page No.
                                                                                 --------
PART  I.                  FINANCIAL INFORMATION
                          ---------------------

            Item 1.       Financial Statements                                       3
                          --------------------

                          Consolidated Balance Sheets
                           April 1, 1995 & December 31, 1994                         3

                          Consolidated Statements of Operations
                           and Retained Earnings
                           Three Months Ended
                           April 1, 1995 and April 2, 1994                           4

                          Consolidated Statements of Cash Flows
                           Three Months Ended April 1, 1995 and
                           April 2, 1994                                             5

                          Notes to Consolidated Financial
                           Statements                                                7

            Item 2.       Management's Discussion and Analysis
                           of Financial Condition of Operations                      8

PART II.                  OTHER INFORMATION
                          -----------------

            Item 3.       Defaults Upon Senior Securities                            12

            Item 6.       Exhibits and Reports on Form 8-K                           12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                              April 1,          December 31,
                                                                                1995                1994
                                                                             ----------         ------------
                                ASSETS                                       (Unaudited)         (Audited)
                                ------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $  1,260               $  1,086
   Accounts receivable (less allowance for
      doubtful accts. of $1,764 & $1,523)                                      31,835                 29,214
   Inventories                                                                 31,131                 25,458
   Income tax refund refund receivable                                            400                    442
   Deferred income taxes                                                          328                    328
   Prepaid expenses & other current assets                                      2,028                  1,145
                                                                             --------               --------
      TOTAL CURRENT ASSETS                                                     66,982                 57,673
PROPERTY, PLANT & EQUIPMENT (Net)                                              34,629                 31,673
PATENTS AND LICENSES (Net of accumulated
 amortization of $7,758 & $7,657)                                                 851                    908
EXCESS OF COST OVER NET ASSETS ACQUIRED
  (Net of accumulated amortization of $6,018 & $4,888)                         20,574                 18,661
OTHER ASSETS                                                                      136                    650
DEFERRED INCOME TAXES, Net                                                        385                    385
                                                                             --------               --------
TOTAL ASSETS                                                                 $123,557               $109,950
                                                                             ========               ========

                         LIABILITIES & SHAREHOLDERS' EQUITY
                         ----------------------------------
CURRENT LIABILITIES:
   Notes payable to banks                                                    $ 35,258               $ 31,175
   Current portion of long-term debt                                            1,522                  1,337
   Accounts payable                                                            15,811                 12,251
   Accrued expenses & other current liabilities                                 3,637                  2,469
   Accrued payroll                                                              2,793                  2,211
   Accrued commissions                                                          3,132                  3,039
   Customer advances                                                            1,800                  2,720
   Accrued warranty                                                             1,220                    930
   Income taxes payable                                                         1,277                  1,241
   Deferred income taxes                                                          850                    849
                                                                             --------               --------
      TOTAL CURRENT LIABILITIES                                                67,300                 58,222

LONG-TERM DEBT                                                                 31,428                 27,413
DEFERRED GAIN ON SALE/LEASEBACK                                                 2,725                  2,456
DEFERRED INCOME TAXES                                                             399                    399
NONCURRENT PENSION LIABILITY                                                    3,395                  2,939
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED SHARES,
 $.01 par value-authorized 50,000 shares; none issued
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value - authorized,
      950,000 shares; none issued
   Common stock, $.01 par value - authorized,
      15,000,000 shares; issued 4,150,887 shares
      and 4,150,887 shares                                                         41                     41
   Paid-in capital                                                             13,865                 13,865
   Retained earnings                                                           13,790                 15,070
   Cumulative translation adjustments                                           1,178                    109
                                                                             --------               --------
                                                                               28,874                 29,085
   Treasury stock, 1,062,950 shares - at cost                                 (10,564)               (10,564)
                                                                             --------               --------
      TOTAL SHAREHOLDERS' EQUITY                                               18,310                 18,521
                                                                             --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $123,557               $109,950
                                                                             ========               ========

                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                  (Unaudited)

                                                                                             Three Months Ended
                                                                                       April 1,              April 2,
                                                                                         1995                  1994
                                                                                         ----                  ----
REVENUE                                                                                 $30,503               $21,914
                                                                                        -------               -------
COSTS AND EXPENSES
   Cost of Sales                                                                         19,292                13,006
   Selling, general
    & administrative                                                                     10,210                 7,631
   Research & development                                                                   976                 1,044
   Interest                                                                               1,305                   910
                                                                                        -------               -------
     Total costs and expenses                                                            31,783                22,591
                                                                                        -------               -------

(LOSS) BEFORE INCOME TAXES                                                               (1,280)                 (677)
INCOME TAXES                                                                              --                      --
                                                                                        -------                -------

NET(LOSS)                                                                                (1,280)                 (677)

RETAINED EARNINGS
   Beginning of Period                                                                   15,070                 21,896
                                                                                        -------               --------
   End of Period                                                                        $13,790                $21,219
                                                                                        =======                =======
(LOSS)PER SHARE                                                                         $ ( .41)               $ ( .22)
                                                                                        ========               ========

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                                                 3,089,000              3,065,000
                                                                                      =========              =========


                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                        Apr. 1,               Apr. 2,
                                                                                         1995                   1994
                                                                                         ----                   ----
OPERATING ACTIVITIES:
  Net (loss)                                                                            $(1,280)               $ (677)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization                                                           1,642                 1,526
  Amortization of deferred gain on
   sale/leaseback transaction                                                               (96)                  (96)
  Deferred income taxes                                                                    (113)                 (204)
Changes in assets and liabilities
    which provided (used) cash:
  Accounts receivable, net                                                                  350                 2,014
  Inventories                                                                            (3,130)                 (710)
  Prepaid expenses and other current assets                                                (679)                  (60)
  Other assets                                                                               99                   (57)
  Accounts payable                                                                        1,965                  (846)
  Accrued expenses and other current liabilities                                            163                (1,500)
  Accrued warranty                                                                          156                  (161)
  Income taxes payable                                                                       64                    99
                                                                                        -------                ------
  Net cash used in operating activities                                                    (859)                 (672)
                                                                                        -------                ------

INVESTING ACTIVITIES:
  Capital expenditures                                                                     (233)                 (383)
  Investment in patents and licenses                                                         (1)                  (25)
                                                                                        -------                ------
  Net cash used in investing activities                                                    (234)                 (408)
                                                                                        -------                ------
FINANCING ACTIVITIES:
  Net borrowings under notes payable to banks                                             1,490                   930
  Net borrowings under long-term lines of credit                                                                  400
  Principal payments on long-term debt                                                     (103)                 (978)
                                                                                        -------                ------
  Net cash provided by financial activities                                               1,387                   352
                                                                                        -------                ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                                     (120)                  (38)
                                                                                        -------                ------
NET INCREASE (DECREASE)IN CASH
  AND CASH EQUIVALENTS                                                                      174                  (766)
CASH AND CASH EQUIVALENTS
  Beginning of period                                                                     1,086                 1,643
                                                                                        -------                ------
  End of period                                                                         $ 1,260                $  877
                                                                                        =======                ======


                 See Notes to Consolidated Financial Statements

(Unaudited)

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                        Apr. 1,               Apr. 2,
                                                                                         1995                   1994
                                                                                         ----                   ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                             $1,086                 $ 931
    Income taxes                                                                            350                     2





                        Disclosure of Accounting Policy:

For purposes of the statement of cash flows, the Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.





                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. (the "Company") and its subsidiaries. All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made.
     The results for the interim periods are not necessarily indicative of the results for a full year.

     The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 which was previously filed with the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         THREE MONTHS ENDED APRIL 1, 1995

Financial Condition

     As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, the Company is in default under several financial covenants contained in its loan agreement with three U.S. banks. These defaults are continuing and have not been waived. However, on April 28, 1995, the Company entered into a forbearance agreement with its U.S. banks in which they agreed to forbear in the exercise of their rights and remedies under the loan documents through the earlier of July 31, 1995 or the occurrence of a new event of default thereunder. The forbearance agreement also modified the existing loan documents in certain aspects, including the granting of additional collateral. At April 1, 1995, the principal amount outstanding under the Company's U.S. loan agreement was $13,628,000.

     The Company is seeking alternative debt or equity financing and has retained two investment banking firms (Oppenheimer & Co., Inc. and Berwind Financial Group, Inc.) to assist in these efforts and in the evaluation and possible implementation of other possible courses of action. At this time, the Company has not obtained the commitments needed to replace the U.S. banks, and its ability to continue as a going concern depends on the future availability of its existing U.S. credit facility or a replacement line of credit or the raising of cash through the sale of assets or additional equity. If the Company is unsuccessful in these efforts, it may be unable to meet its obligations in a timely manner, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

     K-Tron is an international company with more than 70 percent of its business arising from sources outside the United States, primarily in Europe, and Germany has become the Company's largest single market as measured by the Company's revenues. As such, the financial position and performance of the Company is sensitive to both translation and transaction fluctuations in foreign exchange rates.

Results of Operations

           In the first quarter of 1995, the Company reported a net loss of $1,280,000. Profit margins were negatively affected by heavily discounted orders booked in 1994 and the inability to pass on increased material costs caused by the appreciation of the Swiss franc to customers in other European countries, costs related to the forebearance agreement and costs related to the Company's efforts to arrange new financing or sell assets. First quarter 1995 results at the Company's German subsidiary, Colortronic, have improved.

     The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:

                                                                                             Three Months Ended
                                                                                       April 1,              April 2,
                                                                                         1995                  1994
                                                                                         ----                  ----
  Total Revenues                                                                          100.0%                100.0%
  Cost of Sales                                                                            63.3                  59.4
                                                                                          -----                 -----
  Gross Margins                                                                            36.7                  40.6

  Selling General and Administrative                                                       33.4                  34.8
  Research and Development                                                                  3.2                   4.8
  Interest                                                                                  4.3                   4.1
                                                                                          ------                ------

  (Loss) before income taxes                                                               (4.2%)                (3.1%)
                                                                                           ======                ======

  Quarter-end backlog (in thousands)                                                    $34,357               $23,310*
                                                                                        =======               =======

*At April 1, 1995 foreign exchange translation rates

     Translation of the Company's foreign revenues and results of operations into U.S. dollars is affected by changes in foreign exchange rates, particularly with respect to the Swiss franc and the Deutsche mark. Revenues and earnings in the first quarter of 1995 were affected by changes in the average U.S. dollar/Swiss franc exchange rate, which increased 17% to $.806 per Swiss franc in the first quarter of 1995 from $.690 in the same period of 1994, and by a change in the U.S. dollar/Deutsche mark exchange rate, which increased 16% to $.677 per Deutsche mark in the first quarter of 1995 from $.582 for the same period in 1994.

     Total revenues increased by $8.6 million or 39% ($5.5 million or 25% when using a constant foreign exchange rate) in the first quarter of 1995 versus the same period in 1994. Total revenues increased due to the strong European and United States year end 1994 backlog, and the effect of a weaker U.S. dollar relative to the Swiss franc and Deutsche mark.

     Gross margin as a percent of revenues declined to 36.7% in the first quarter of 1995 as compared to 40.6% for the same period in 1994. The decline in the first quarter 1995 margin was primarily due to heavily discounted orders booked in 1994, as well as the inability to pass on increased material costs caused by the appreciation of the Swiss franc to customers in other European countries.

     Selling, general and administrative (SG&A) expense increased by $2.6 million, or 33.8% in the first quarter of 1995 as compared to the same period
in 1994.   The increase was primarily due to higher foreign exchange
translation rates, commissions and selling expenses related to the increased sales volume. In addition, the Company incurred costs related to the forebearance agreement and costs related to the Company's efforts to arrange new financing or sell assets. As a percent of revenues, SG&A was 33.4% in 1995 and 34.8% in 1994. The decrease in SG&A as a percent of revenues in 1995 was primarily due to the increase in revenues.

     Research and development (R&D) expenditures in the first quarter of 1995 decreased $.1 million as compared to the same period in 1994 due to synergies realized from the integration of the Company's brands, offset in part by the higher foreign exchange translation rate. R&D expense as a percent of revenues was 3.2% in 1995 and 4.8% in 1994. The decrease in R&D as a percent of revenues in 1995 was primarily due to the increase in revenues.

     Interest expense as a percent of revenues increased in the first quarter of 1995 primarily due to increased European borrowings and higher interest rates in the United States offset in part by reduced interest rates in Europe.

     The Company did not have any income tax expense due to the losses incurred.

     The backlog of orders increased at the end of the first quarter of 1995 by 47% as compared to the same period in 1994 primarily due to the European recovery from recession and strong bookings in the United States.

     Increased selling prices and reduced production and distribution costs should improve future margins, and the Company's objective continues to be to return to profitability later in 1995.

     Liquidity and Capital Resources

     The Company's capitalization as of the end of the first quarter of 1995 and fiscal year 1994 is set forth below:

                                                                               April 1,              Dec. 31,
(Dollars in Thousands)                                                          1995                   1994
                                                                                ----                   ----
         Short-term debt including current
                 portion of long-term debt                                     $36,780                $32,512
         Long-term debt                                                         31,428                 27,413
                                                                                ------                 ------

         Total debt                                                             68,208                 59,925

         Shareholders' equity                                                   18,310                 18,521
                                                                                ------                 ------

         Total debt and shareholders' equity                                   $86,518                $78,446
                                                                               =======                =======

         Percent debt to total capitalization                                      79%                    76%

         Percent long-term debt to equity                                         172%                   148%

     Total debt increased since year end 1994 by $8,283,000 of which $6,896,000 was due to the effect of foreign exchange translation. Total debt without the effect of the foreign exchange translation increased by $1,387,000. European debt increased by $2,064,000 while U.S. debt decreased $677,000. The Company had available $1,190,000 of unused long and short-term credit facilities as of April 1, 1995.

     At the end of the first quarter of 1995 and year end 1994, working capital was ($318,000) and ($549,000) respectively and the ratio of current assets to current liabilities was .99 to 1.0.

     Cash used in 1995 operating activities was $859,000. The decline in operating cash flow was primarily the result of the increase in inventories needed to support the increase in backlog.

     Cash used in financing activities in 1995 was primarily the result of changes required to support working capital needs.

     Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused a translation adjustment increase in shareholders' equity of $1,069,000 in the first quarter of 1995.

                          PART II.  OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

         As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, the Company is in default under several financial covenants contained in its loan agreement with three U.S. banks. These defaults are continuing and have not been waived. However, on April 28, 1995, the Company entered into a forbearance agreement with its U.S. banks in which they agreed to forbear in the exercise of their rights and remedies under the loan documents through the earlier of July 31, 1995 or the occurrence of a new event of default thereunder. The forbearance agreement also modified the existing loan documents in certain aspects, including the granting of additional collateral. At April 1, 1995, the principal amount outstanding under the Company's U.S. loan agreement was $13,628,000.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part I herein.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1 Forbearance Agreement and Second Amendment to Revolving Credit and Term Loan Agreement dated April 28, 1995 by and among K- Tron International, Inc. and K-Tron America, Inc., First Fidelity Bank, N.A., PNC Bank, N.A. and United Jersey Bank/South N.A.

11.1     Computation of (loss) Per Share

27       Financial Data Schedule

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the three months ended April 1, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.


                                        K-TRON INTERNATIONAL, INC.
Date: May 15, 1995
      ------------
                                        By:   /s/ Robert L. Weinberg
                                              ----------------------
                                              Robert L. Weinberg
                                              Senior Executive Vice President,
                                              Chief Financial Officer, and
                                              Treasurer
                                              (Duly authorized officer
                                              and principal financial
                                              officer of the registrant)


                                        By:   /s/ Alan R. Sukoneck
                                              --------------------------
                                              Alan R. Sukoneck
                                              Vice President & Controller
                                              (Duly authorized officer and
                                              principal accounting officer
                                              of the registrant)

                                 EXHIBIT INDEX



Exhibit
- - -------
10.1    Forbearance Agreement and Second Amendment
        to Revolving Credit and Term Loan Agreement
        dated April 28, 1995 by and among K-Tron
        International, Inc. and K-Tron America,
        Inc., First Fidelity Bank, N.A., PNC Bank,
        N.A. and United Jersey Bank/South N.A.

11.1    Computation of (loss) Per Share

27      Financial Data Schedule