Form 10-Q
period 1995-07-01
K TRON INTERNATIONAL INC
filed 1995-08-15
CIK 20

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Quarter Ended                     July 1, 1995
                      ----------------------------------------------------------

Commission File Number                        0-9576
                      ----------------------------------------------------------

                          K-TRON INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         New Jersey                                    22-1759452
-------------------------------                   -------------------
(State or other jurisdiction of                   (IRS Employer ID #)
 incorporation of organization)

       Routes 55 & 553
       P.O. Box 888
       Pitman, New Jersey                              08071-0888
-------------------------------                   -------------------
(Address of Principal Executive                        (Zip Code)
  Offices)


Registrant's Telephone Number (Including Area Code)   (609) 589-0500
                                                   ------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.1 Per Share
--------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                           YES   X    NO
                                                               -----     -----

The number of shares of Common Stock outstanding as of July 1, 1995
                                                       ------------

                               3,103,573 Shares
                               ---------

                 K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES



                                    INDEX


                                                                        Page No.
                                                                        --------

PART I.          FINANCIAL INFORMATION
                 ---------------------

      Item 1.    Financial Statements
                 --------------------

                 Consolidated Balance Sheets                                1
                  July 1, 1995 and December 31, 1994

                 Consolidated Statements of Operations                      2
                  and Retained Earnings
                  Three Months and Six Months Ended
                  July 1, 1995 and July 2, 1994

                 Consolidated Statements of Cash Flows                     3-4
                  Six months Ended July 1, 1995 and
                  July 2, 1994

                 Notes to Consolidated Financial Statements                 5

      Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            6-11

PART II.         OTHER INFORMATION
                 -----------------

      Item 3.    Defaults upon Senior Securities                           12

      Item 6.    Exhibits and Reports on Form 8-K                          12


                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                  K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (Dollars in Thousands except share data)




                                                                                  July 1,     December 31,
                                                                                   1995           1994
                      ASSETS                                                    (Unaudited)     (Audited)
                      ------                                                    -----------     ---------
CURRENT ASSETS:
   Cash and cash equivalents                                                        $ 1,734      $  1,086
   Accounts receivable (less allowance for doubtful accts.
      of $989 & $1,523)                                                              21,651        29,214
   Inventories                                                                       21,827        25,458
   Deferred income taxes                                                                753           328
   Income Tax Receivable                                                                400           442
   Prepaid expenses & other current assets                                            1,911         1,145
                                                                                    -------      --------
      TOTAL CURRENT ASSETS                                                           48,276        57,673
PROPERTY, PLANT AND EQUIPMENT (Net)                                                  19,957        31,673
PATENTS AND LICENSES (Net of accumulated amortization of
  $4,626 & $7,657)                                                                      600           908
EXCESS OF COST OVER NET ASSETS ACQUIRED
  (Net of accumulated amortization of $2,742 & $4,888)                                6,072        18,661
OTHER ASSETS                                                                            550           650
DEFERRED INCOME TAXES, Net                                                              810           385
                                                                                    -------      --------
TOTAL ASSETS                                                                        $76,265      $109,950
                                                                                    =======      ========

                LIABILITIES & SHAREHOLDERS' EQUITY
                ----------------------------------

CURRENT LIABILITIES:
   Notes payable to banks                                                            42,745      $ 31,175
   Current portion of long-term debt                                                    145         1,337
   Accounts payable                                                                   9,730        12,251
   Accrued expenses & other current liabilities                                       3,762         2,469
   Accrued payroll                                                                    2,216         2,211
   Accrued commissions                                                                2,410         3,039
   Customer advances                                                                  1,558         2,720
   Accrued warranty                                                                   1,091           930
   Income taxes payable                                                               1,139         1,241
   Deferred income taxes                                                                336           849
                                                                                     ------      --------
        TOTAL CURRENT LIABILITIES                                                    65,132        58,222

LONG-TERM DEBT                                                                          225        27,413
DEFERRED GAIN ON SALE/LEASEBACK                                                       2,557         2,456
DEFERRED INCOME TAXES                                                                   199           399
NONCURRENT PENSION LIABILITY                                                            --          2,939
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED SHARES,
  $.01 par value - authorized 50,000 shares; none issued                                --            --
SHAREHOLDERS' EQUITY:
      Preferred stock, $.01 par value - authorized,                                     --            --
        950,000 shares; none issued
      Common stock, $.01 par value - authorized,
        15,000,000 shares; issued 4,166,523 shares
        and 4,150,887                                                                    42            41
      Paid-in capital                                                                13,938        13,865
      Retained earnings                                                               4,840        15,070
      Cumulative translation adjustments                                               (104)          109
                                                                                    -------      --------
                                                                                     18,716        29,085
      Treasury stock, 1,062,950 shares - at cost                                    (10,564)      (10,564)
                                                                                    -------      --------
         TOTAL SHAREHOLDERS' EQUITY                                                   8,152        18,521
                                                                                    -------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $76,265      $109,950
                                                                                    =======      ========

                See Notes to Consolidated Financial Statements
                                      -1-

                 K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS & RETAINED EARNINGS
                   (Dollars in Thousands except share data)
                                (Unaudited)

                                    Three Months Ended       Six Months Ended
                                    ------------------       ----------------
                                    July 1,   July 2,       July 1,    July 2,
                                     1995      1994          1995       1994
                                     ----      ----          ----       ----
REVENUE:                           $ 32,982    $24,812       $63,485    $46,726
                                   ---------   --------      --------   --------
COSTS AND EXPENSES:
  Cost of sales                      20,874     14,805        40,166     27,811
  Selling, general
      & administrative                9,725      7,855        19,935     15,486
  Research & development              1,004      1,061         1,980      2,105
  Interest                            1,350      1,040         2,655      1,950
                                   ---------   --------      --------   --------
     Total costs & expenses          32,953     24,761        64,736     47,352
                                   ---------   --------      --------   --------

(LOSS) ON DISPOSITION OF
   BUSINESS                         (10,529)        --       (10,529)        --
                                   ---------   --------      --------   --------
(LOSS) INCOME BEFORE INCOME
   TAXES                            (10,500)        51       (11,780)      (626)
INCOME TAXES (Benefit)               (1,550)        --        (1,550)        --
                                   ---------   --------      --------   --------
NET (LOSS) INCOME                    (8,950)        51       (10,230)      (626)
RETAINED EARNINGS
  Beginning of Period                13,790     21,219        15,070     21,896
                                   ---------   --------      --------   --------
  End of Period                    $  4,840    $21,270       $ 4,840    $21,270
                                   =========   ========      ========   ========

(LOSS) EARNINGS PER SHARE          $  (2.90)   $   .02       $ (3.31)   $  (.20)
                                   =========   ========      ========   ========

WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                3,088,000  3,064,000     3,088,000  3,064,000
                                  =========  =========     =========  =========

                See Notes to Consolidated Financial Statements

                  K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)

                                                           Six Months Ended
                                                         --------------------
                                                          July 1,       July 2,
                                                           1995          1994
                                                           ----          ----
OPERATING ACTIVITIES:
  Net (loss)                                              $(10,230)    $  (626)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Loss on disposition of business                         10,529          --
    Depreciation and amortization                            3,011       3,104
    Amortization of deferred gain on
       sale/leaseback transaction                             (231)       (193)
    Deferred income taxes                                   (1,474)       (204)
    Changes in assets and liabilities
       which provided (used) cash:
         Accounts receivable, net                            1,217       2,043
           Inventories                                      (1,158)     (2,607)
           Prepaid expenses and other current
            assets                                            (886)     (1,126)
           Other assets                                        294        (260)
           Accounts payable                                    (24)         20
           Accrued expenses and other current liabilities   (1,311)     (1,182)
           Accrued warranty                                    336         (94)
           Income taxes payable                               (165)        (86)
                                                            -------    --------
  Net cash used in operating activities                        (92)     (1,211)
                                                            -------    --------

INVESTING ACTIVITIES:
  Proceeds from disposition of business                      9,000          --
  Capital expenditures                                        (332)       (977)
  Investment in patents and licenses                             5         (90)
                                                            -------    --------
  Net cash provided by (used in) investing activities        8,673      (1,067)
                                                            -------    --------

FINANCING ACTIVITIES:
  Net borrowings (payments) under notes payable
   to banks                                                 (7,558)      2,403
  Net borrowings under long-term lines of credit               --          700
  Principal payments on long-term debt                        (311)     (1,429)
  Proceeds from issuance of common stock                        73         129
                                                            -------    --------
  Net cash provided by (used in) financing activities       (7,796)      1,803
                                                            -------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                       (137)        (78)
                                                            -------    --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                         648        (553)
                                                            -------    --------

CASH AND CASH EQUIVALENTS
   Beginning of Period                                       1,086       1,643
                                                            -------    --------
   End of Period                                            $1,734     $ 1,090
                                                            =======    ========

               See Notes to Consolidated Financial Statements
                                     -3-

(Unaudited)

                                                             Six Months Ended
                                                          ------------------------
                                                          July 1,          July 2,
                                                           1995             1994
                                                           ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                             $1,899           $1,694
    Income taxes                                            730                2





                      Disclosure of Accounting Policy:

For purposes of the statement of cash flows, the Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.









               See Notes to Consolidated Financial Statements
                                     -4-

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

     The unaudited financial statements herein should be read in conjunction with the Company's Annual Report or Form 10-K for the year ended December 31, 1994 which was previously filed with the Securities and Exchange Commission.

2.   Disposition of Business

     On June 23, 1995, subsidiaries of the Company sold Colortronic GmbH and rights to several related patents and patent applications to an investment group for $9 million.

     The Swiss banks have not yet allocated $5,150,000 of the proceeds to specific debt outstanding, but will do so in the near future. Accordingly, this amount has been reflected as a reduction to notes payable to banks in the accompanying balance sheet as of July 1, 1995.

     The Company recorded a pre-tax loss of $10,529,000 on the disposition.

     The Company has generated a significant tax loss carry forward due to the sale of Colortronic GmbH. In the second quarter the Company recorded a $1,550,000 tax benefit relating to this loss based upon the existence of deferred tax liabilities which no longer will be required and estimates of future income. The Company has set up a valuation allowance of approximately half of the tax benefit associated with the sale.

ITEM 2.                 K-TRON INTERNATIONAL, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        Six Months ended July 1, 1995

Financial Condition

     As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, the Company and its U.S. manufacturing subsidiary are in default under several financial covenants contained in their loan agreement with three U.S. banks. These defaults are continuing and have not been waived. However, on April 28, 1995, the Company and its U.S. subsidiaries entered into a forbearance agreement with the U.S. banks in which such banks agreed to forbear in the exercise of their rights and remedies under the loan documents. On June 22, 1995 this agreement was amended and extended through the earlier of February 28, 1996 or the occurrence of a new event of default thereunder. See subsequent discussion of the effect of a default under Swiss loan agreements. The forbearance agreement also modified the existing loan documents in certain aspects, including the granting of additional collateral. At July 1, 1995, the principal amount outstanding under the Company's U.S. loan agreement was $10,028,000.

     On June 23, 1995, subsidiaries of K-Tron sold Colortronic GmbH and rights to several related patents and patent applications to an investment group for $9 million. The group included two K-Tron executives, including its president and CEO. Both subsequently resigned their K-Tron positions, and Leo C. Beebe, K-Tron's chairman, assumed the duties of chief executive officer.

     The pro forma results of K-Tron without Colortronic are shown below:

                          K-Tron International, Inc.
                  Pre-Tax Pro Forma Consolidated Operations
                                 (Unaudited)
                                (in thousands)

                As Reported   Colortronic    Pro Forma
              from Operations   Related     Consolidated
              ---------------   -------     ------------
1994            $(7,052)        $(5,576)      $(1,476)
                 ======          ======        ======

1995 1st Qtr.   $(1,280)        $(1,314)      $    34
1995 2nd Qtr.        29*           (410)          439
                 ------          ------        ------
1995 six months $(1,251)*       $(1,724)      $   473
                 ======          ======        ======

*Excluding the pre-tax loss on sale of Colortronic of $10,529 million.

     The Colortronic divestiture generated a pre-tax loss of $10,529 million. This loss was primarily a non-cash write-off of goodwill.

The tax loss carryforward generated by the sale can be used to offset future cash tax payments. As a result of the sale of Colortronic GmbH, K-Tron's debt decreased by $24.2 million.

     The loss on the sale of Colortronic caused K-Tron's Swiss subsidiary's equity to fall below the equity guarantees in its loan agreements with Swiss banks. As a result, the subsidiary is in default and these loans have been reclassified as short-term.

     The subsidiary is currently negotiating a revised financing agreement with the Swiss banks, but there can be no assurance that a new agreement will be entered into or that the Swiss banks will not demand payment of their loans. Furthermore, such equity violation is a new event of default under the Company's U.S. loan agreement described above. At July 1, 1995, the principal amount outstanding under the Swiss loan agreements was $32.2 million.

     The Company is seeking alternative debt or equity financing. At this time, the Company has not obtained commitments, and its ability to continue as a going concern depends on the future availability of its existing credit facilities or replacement lines of credit, or the raising of cash through the sale of assets or additional equity. If the Company is unsuccessful in these efforts, it may be unable to meet its obligations in a timely manner, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

Results of Operations

     K-Tron is an international company with two-thirds of its business arising from sources outside the United States, primarily Europe. As such, the financial position and performance of the Company is sensitive to both translation and transaction fluctuations in foreign currency exchange rates.

     In the second quarter of 1995, the Company reported a net loss of $8.950 million after recording an after-tax loss of $8.979 million on the sale of Colortronic as noted above. Profit margins were negatively affected by heavily discounted orders booked in 1994 or quoted prior to recent price increases and the inability to pass on increased material costs caused by the appreciation of the Swiss franc to customers in certain
European countries.   If the Colortronic business had not been a part of
K-Tron's operations for the quarter, then the Company would have reported second quarter 1995 pre-tax income from operations of $439,000.

     The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:

                             Three Months Ended         Six Months Ended
                             ------------------         ----------------
                              July 1,   July 2,        July 1,     July 2,
                               1995      1994           1995        1994
                               ----      ----           ----        ----
Revenues                     100.0%      100.0%         100.0%     100.0%
Cost of Sales                 63.4        59.7           63.3       59.5
                              ----        ----           ----       ----
Gross Margin                  36.6        40.3           36.7       40.5

Selling, General &
  Administrative              29.4        31.6           31.4       33.1
Research & Development         3.0         4.3            3.1        4.5
Interest                       4.1         4.2            4.2        4.2
                              ----        ----           ----       ----
  (Loss) Earnings before
   income taxes and dis-
   position of business         .1%         .2%          (2.0)%     (1.3)%
                               ====        ====          ======     ======

Quarter-end backlog
  (in thousands)           $25,356     $20,404 (1)
                           =======    ========

(1) At July 1, 1995 foreign exchange translation rates and prior year backlog excludes the backlog of Colortronic GmbH

    Translation of the Company's foreign revenues and results of operations into U.S. dollars is affected by changes in foreign exchange rates, particularly with respect to the Swiss franc and the Deutsche mark. Revenues and earnings in the second quarter and first six months of 1995 were affected by changes in the average U.S. dollar/Swiss franc and average U.S. dollar/Deutsche mark exchange rates, as follows:

                                   Three Months Ended    Six Months Ended
                                   ------------------    ----------------
                                   July 1,     July 2,   July 1,     July 2,
                                    1995        1994      1995        1994
                                    ----        ----      ----        ----
Swiss franc rate                    $.87        $.70      $.84        $.70
    % appreciation vs. prior year         +24%                  +20%


Deutsche mark rate                  $.72        $.59      $.70        $.59
    % appreciation vs. prior year         +22%                  +19%

    Total revenues for the second quarter of 1995 increased by $8.2 million or 33% ($4.2 million or 17% when using constant foreign exchange rates) and $16.6 million or 36% for the first six months of 1995 ($9.7 million or 20% when using constant foreign exchange rates) versus the same periods in 1994. Total revenues increased due to the strong European and

United States year end 1994 backlog, strong 1995 new order inflow and the effect of a weaker U.S. dollar relative to the Swiss franc and Deutsche mark.

    Gross margin as a percent of revenues declined to 36.6% in the second quarter of 1995 and 36.7% for the first six months of 1995 as compared to 40.3% and 40.5% respectively for the same periods in 1994. The decline in the 1995 margin was primarily due to heavily discounted orders booked in 1994, as well as the inability to pass on increased material costs caused by the appreciation of the Swiss franc to customers in certain European countries.

    Selling, general and administrative (SG&A) expense increased by $1.9 million, or 23.8% in the second quarter of 1995 and $4.4 million or 28.7% for the first six months of 1995 as compared to the same periods in 1994. The increase was primarily due to higher foreign exchange translation rates as well as to higher commissions and selling expenses related to the increased sales volume. In addition, the Company incurred costs related to the forbearance agreement and costs related to the Company's efforts to arrange new financing or sell assets. As a percent of revenues, SG&A was 29.4% in the second quarter of 1995 and 31.4% for the first six months of 1995 as compared to 31.6% and 33.1% respectively for the same periods in 1994. The decrease in SG&A as a percent of revenues in 1995 was primarily due to the increase in revenues.

    Research and development (R&D) expenditures in the second quarter and first six months of 1995 decreased $.1 million as compared to the same periods in 1994 due to synergies realized from the integration of the Company's brands and the completion of several major programs, offset in part by the higher foreign exchange translation rate. R&D expense as a percent of revenues was 3.0% in second quarter 1995 and 3.1% for the first six months of 1995 as compared to 4.3% and 4.5% respectively in 1994. The decrease in R&D as a percent of revenues in 1995 was primarily due to the increase in revenues.

    Interest expense increased over prior periods as a result of increased debt levels in Europe and higher effective interest rates in the United States.

    The Company has generated a significant tax loss carry forward due to the sale of Colortronic GmbH. In the second quarter the Company recorded a $1,550,000 tax benefit relating to this loss based upon the existence of deferred tax liabilities which no longer will be required and estimates of future income. The Company has set up a valuation allowance of approximately half of the tax benefit associated with the sale.

    The backlog of orders excluding Colortronic GmbH increased at the end of the second quarter of 1995 by 24% as compared to the same period in 1994 (using July 1, 1995 foreign exchange translation rates for both calculations), primarily due to the European recovery from recession and continued good bookings in the United States.

    Increased selling prices and reduced production and distribution costs should improve future margins, and the Company's objective continues to be to return to profitability from operations later in 1995.

Liquidity and Capital Resources

    The Company's capitalization as of the end of the first and second quarters of 1995 and fiscal year 1994 is set forth below:

                                         July 1,      Apr. 1,    Dec. 31,
(Dollars in Thousands)                    1995         1995        1994
    Short-term debt including current
      portion of long-term debt            $42,890    $36,780    $32,512
    Long-term debt                             225     31,428     27,413
                                           -------    -------    -------
    Total debt                              43,115     68,208     59,925

    Shareholders' equity                     8,152     18,310     18,521
                                           -------    -------    -------

    Total debt and shareholders'
      equity                               $51,267    $86,518    $78,446
                                           =======    =======    =======

    Percent debt to total
      capitalization                           84%        79%        76%
    Percent debt to equity                    529%       373%       324%

    Total debt decreased since year end 1994 by $16.8 million despite a $6.0 million increase due to the effect of foreign exchange translation. Total debt without the effect of the foreign exchange translation decreased by $22.8 million. The debt reduction associated with the sale of Colortronic was $24.2 million. The Company had available $.5 million in additional borrowing facilities as of July 1, 1995.

    At the end of the second quarter and first quarter of 1995, working capital was ($16.9 million) and ($.3 million), respectively, and the ratio of current assets to current liabilities was .74 and .99, respectively. As explained earlier, this change in working capital was heavily affected by reclassifying $24.2 million from long term to short term debt.

    Cash used in the first six months operating activities was $.1 million. In the second quarter of 1995, $.8 million of cash was provided from operations primarily from improved asset management.

    Cash provided from investing activities for the first six months of 1995 was due to the funds received from the sale of Colortronic GmbH.

    Cash used in finance activities for the first six months of 1995 was primarily the result of using the proceeds from the sale of Colortronic GmbH to reduce bank debt.

    Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused a translation adjustment decrease (after the elimination of the cumulative translation adjustment associated with the Colortronic sale) in shareholders' equity of $213,000 in the first six months of 1995.

                        PART II.  OTHER INFORMATION



Item 3.  Defaults Upon Senior Securities

    As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, the Company and its U.S. manufacturing subsidiary are in default under several financial covenants contained in their loan agreement with three U.S. banks. These defaults are continuing and have not been waived. However, on April 28, 1995, the Company and its U.S. subsidiaries entered into a forbearance agreement with the U.S. banks in which such banks agreed to forbear in the exercise of their rights and remedies under the loan documents. On June 22, 1995 this agreement was amended and extended through the earlier of February 28, 1996 or the occurrence of a new event of default thereunder. The forbearance agreement also modified the existing loan documents in certain aspects, including the granting of additional collateral. At July 1, 1995, the principal amount outstanding under the Company's U.S.
loan agreement was $10,028,000.

    The loss on the sale of Colortronic caused K-Tron's Swiss subsidiary's equity to fall below the equity guarantees in its loan agreements with Swiss banks. As a result, the subsidiary is in default and these loans have been reclassified as short-term.

    The subsidiary is currently negotiating a revised financing agreement with the Swiss banks, but there can be no assurance that a new agreement will be entered into or that the Swiss banks will not demand payment of their loans. Furthermore, such equity violation is a new event of default under the Company's U.S. loan agreement described above. At July 1, 1995, the principal amount outstanding under the Swiss loan agreements was $32.2 million.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         11.1    Computation of (loss) Earnings Per Share

         27.1    Financial Data Schedule


(b)      Reports on Form 8-K

         On July 10, 1995 the Company filed a current report on Form 8-K.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

                                     K-TRON INTERNATIONAL, INC.




Date:  August 15, 1995
       ---------------

                                     By:  /s/ Robert L. Weinberg
                                         -----------------------
                                         Robert L. Weinberg
                                         Senior Vice President &
                                         Chief Financial Officer
                                         (Duly authorized officer
                                         and principal financial
                                         officer of the registrant)



                                     By: /s/ Alan R. Sukoneck
                                         --------------------
                                         Alan R. Sukoneck
                                         Vice President & Controller
                                         (Duly authorized officer and
                                         principal accounting officer
                                         of the registrant)

                               EXHIBIT INDEX



Exhibit
-------

11.1                                     Computation of (loss) Per Share

27.1                                     Financial Data Schedule