Form 10-Q
period 1995-09-30
K TRON INTERNATIONAL INC
filed 1995-11-03
CIK 20

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
/X/          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1995
                                             ------------------

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period _______ to _______

                        Commission File Number   0-9576
                                               ----------

                           K-TRON INTERNATIONAL, INC.
        -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                 22-1759452
-------------------------------                 -------------------
(State or other jurisdiction of                (IRS Employer ID #)
 incorporation of organization)

                                Routes 55 & 553
                                  P.O. Box 888
                               Pitman, New Jersey
                                   08071-0888
                    ---------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (609) 589-0500
              --------------------------------------------------
              (Registrant's Telephone Number Including Area Code)

                                 Not Applicable
              ---------------------------------------------------
              (Former name, former address and formal fiscal year,
            if changed since last report)

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

The number of shares of Common Stock outstanding as of September 30, 1995 was
                                                       ------------------

                                3,103,573 Shares
                                ---------

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                     INDEX

                                                                 Page No.
                                                                 --------
PART  I.            FINANCIAL INFORMATION
                    ---------------------

        Item 1.     Financial Statements
                    --------------------

                    Consolidated Balance Sheets                     1
                     September 30, 1995 and December 31, 1994

                    Consolidated Statements of Operations           2
                     and Retained Earnings
                     Three Months and Nine Months Ended
                     September 30, 1995 and October 1, 1994

                    Consolidated Statements of Cash Flows          3-4
                     Nine Months Ended September 30, 1995 and
                     October 1, 1994

                    Notes to Consolidated Financial                 5
                     Statements

        Item 2.     Management's Discussion and Analysis           6-11
                     of Financial Condition and Results
                     of Operations

PART II.            OTHER INFORMATION
                    -----------------

        Item 3.     Defaults upon Senior Securities                12

        Item 4.     Submission of Matters to a Vote of
                    Security Holders                               12-13

        Item 6.     Exhibits and Reports on Form 8-K               13

ITEM 1. Financial Statements      PART I. FINANCIAL INFORMATION
                              K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                              -----------------------------------------
                                   CONSOLIDATED BALANCE SHEETS
                                   ---------------------------
                              (Dollars in Thousands except Share Data)

                                                                Sept. 30,             December 31,
                                                                  1995                    1994
                     ASSETS                                    (Unaudited)              (Audited)
                     ------                                    -----------              ---------
CURRENT ASSETS:
   Cash and cash equivalents                                   $ 2,507                 $  1,086
   Accounts receivable (less allowance for
     doubtful accts. of $959 & $1,523)                          22,259                   29,214
   Inventories                                                  20,633                   25,458
   Deferred income taxes                                           753                      328
   Income Tax Receivable                                           400                      442
   Prepaid expenses & other current assets                       1,912                    1,145
                                                               -------                 --------
     TOTAL CURRENT ASSETS                                       48,464                   57,673
PROPERTY, PLANT AND EQUIPMENT (Net)                             19,033                   31,673
PATENTS AND LICENSES (Net of accumulated
 amortization of $4,690 and $7,657)                                567                      908
EXCESS OF COST OVER NET ASSETS ACQUIRED
  (Net of accumulated amortization of $2,889 & $4,888)           5,925                   18,661
OTHER ASSETS                                                       333                      650
DEFERRED INCOME TAXES, Net                                         810                      385
                                                               -------                 --------
TOTAL ASSETS                                                   $75,132                 $109,950
                                                               =======                 ========
                    LIABILITIES & SHAREHOLDERS' EQUITY
                    ----------------------------------
CURRENT LIABILITIES:
   Notes payable to banks                                      $40,969                 $ 31,175
   Current portion of long-term debt                               145                    1,337
   Accounts payable                                              8,645                   12,251
   Accrued expenses & other current liabilities                  4,115                    2,469
   Accrued payroll                                               2,445                    2,211
   Accrued commissions                                           1,930                    3,039
   Customer advances                                             2,931                    2,720
   Accrued warranty                                              1,357                      930
   Income taxes payable                                            996                    1,241
   Deferred income taxes                                           336                      849
                                                               -------                 --------
       TOTAL CURRENT LIABILITIES                                63,869                   58,222

LONG-TERM DEBT                                                     189                   27,413
DEFERRED GAIN ON SALE/LEASEBACK                                  2,436                    2,456
DEFERRED INCOME TAXES                                              199                      399
NONCURRENT PENSION LIABILITY                                        --                    2,939
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED SHARES,
  $.01 par value - authorized 50,000 shares; none issued            --                       --
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized,
       950,000 shares; none issued                                  --                       --
     Common stock, $.01 par value - authorized,
       15,000,000 shares; issued 4,166,523 shares
       and 4,150,887 shares                                         42                       41
     Paid-in capital                                            13,938                   13,865
     Retained earnings                                           5,215                   15,070
     Cumulative translation adjustments                           (192)                     109
                                                               -------                 --------
                                                                19,003                   29,085
     Treasury stock, 1,062,950 shares - at cost                (10,564)                 (10,564)
                                                               -------                 --------
       TOTAL SHAREHOLDERS' EQUITY                                8,439                   18,521
                                                               -------                 --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $75,132                 $109,950
                                                               =======                 ========

                 See Notes to Consolidated Financial Statements
                                      -1-

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   -----------------------------------------
              CONSOLIDATED STATEMENTS OF OPERATIONS & RETAINED EARNINGS
              ---------------------------------------------------------
                    (Dollars in Thousands except Share Data)
                                  (Unaudited)

                               Three Months Ended      Nine Months Ended
                               ------------------      -----------------
                               Sept. 30,   Oct.1,       Sept. 30,  Oct.1,
                                 1995      1994          1995      1994
                                 ----      ----          ----      ----
REVENUE:                       $22,297   $26,336       $85,782   $73,062
                               -------   -------       -------   -------
COSTS AND EXPENSES:
  Cost of sales                 13,180    15,627        53,346    43,438
  Selling, general
      & administrative           7,460     8,274        27,395    23,760
  Research & development           535     1,197         2,515     3,302
  Interest                         747     1,177         3,402     3,127
                               -------   -------       -------   -------
     Total costs & expenses     21,922    26,275        86,658    73,627
                               -------   -------       -------   -------

(LOSS) ON DISPOSITION OF
   BUSINESS                         --        --       (10,529)       --
                               -------   -------       -------   -------
INCOME (LOSS) BEFORE INCOME
   TAXES                           375        61       (11,405)     (565)
INCOME TAXES (Benefit)              --        --        (1,550)       --
                               -------   -------       -------   -------
NET INCOME (LOSS)                  375        61        (9,855)     (565)

RETAINED EARNINGS
  Beginning of Period            4,840    21,270        15,070    21,896
                               -------   -------       -------   -------
  End of Period                $ 5,215  $ 21,331       $ 5,215   $21,331
                               =======   =======       =======   =======
EARNINGS (LOSS) PER SHARE      $   .12  $    .02       $( 3.19)  $  (.18)
                               =======   =======       =======   =======

WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING           3,104,000 3,081,000     3,093,000 3,071,000
                             ========= =========     ========= =========


                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                           -------------------
                                                           Sept. 30,    Oct. 1,
                                                             1995        1994
                                                             ----        ----
OPERATING ACTIVITIES:
  Net (loss)                                                $(9,855)     $(565)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
    Loss on disposition of business                          10,529         --
    Depreciation and amortization                             3,985      4,759
    Amortization of deferred gain on
       sale/leaseback transaction                              (351)      (289)
    Deferred income taxes                                    (1,474)      (167)
    Changes in assets and liabilities
       which provided (used) cash:
          Accounts receivable, net                              521         68
          Inventories                                           (75)    (5,609)
          Prepaid expenses and other current assets            (929)      (632)
          Other assets                                          658       (513)
          Accounts payable                                   (1,008)     1,925
          Accrued expenses and other current liabilities        150       (109)
          Accrued warranty                                      606         20
          Income taxes payable                                 (274)      (513)
                                                            --------    -------
  Net cash provided by (used in) operating activities         2,483     (1,625)
                                                            --------    -------

INVESTING ACTIVITIES:
  Proceeds from disposition of business                       9,000         --
  Capital expenditures                                         (356)    (1,414)
  Investment in patents and licenses                            (27)      (131)
                                                            --------    -------
  Net cash provided by (used in) investing activities         8,617     (1,545)
                                                            --------    -------
FINANCING ACTIVITIES:
  Net (payments) borrowings under notes payable
   to banks                                                  (9,222)    13,901
  Net (payments) under long-term lines of credit                 --     (9,550)
  Principal payments on long-term debt                         (376)    (1,642)
 Proceeds from issuance of common stock                          74        129
                                                            --------    -------
  Net cash (used in) provided by financing activities        (9,524)     2,838
                                                            --------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                        (155)       (98)
                                                            --------    -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                        1,421       (430)
                                                            --------    -------

CASH AND CASH EQUIVALENTS
   Beginning of Period                                        1,086      1,643
                                                            --------    -------
   End of Period                                            $ 2,507     $1,213
                                                            ========    =======

                 See Notes to Consolidated Financial Statements

(Unaudited)

                                                                            Nine Months Ended
                                                                           --------------------
                                                                           Sept. 30,    Oct. 1,
                                                                             1995        1994
                                                                             ----        ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                $2,903       $2,957
    Income taxes                                                               585          416





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





                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. ("K-Tron" or the "Company") and its subsidiaries. All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made.
     The results for the interim periods are not necessarily indicative of the results for a full year.

     The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 which was previously filed with the Securities and Exchange Commission.


2.   Disposition of Business
     -----------------------

     On June 23, 1995, subsidiaries of the Company sold Colortronic GmbH and rights to several related patents and patent applications to an investment group for $9 million.

     The Swiss banks have not yet allocated $5,150,000 of the proceeds to specific debt outstanding, but are expected to do so in the near future. Accordingly, this amount has been reflected as a reduction to notes payable to banks in the accompanying balance sheet as of September 30, 1995.

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

ITEM 2.                 K-TRON INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1995

Financial Condition
-------------------

     As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, the Company and its U.S. manufacturing subsidiary are in default under several financial covenants contained in their loan agreement with three U.S. banks. These defaults are continuing and have not been waived. However, on April 28, 1995, the Company and its U.S. subsidiaries entered into a forbearance agreement with the U.S. banks in which such banks agreed to forbear in the exercise of their rights and remedies under the loan documents. On June 22, 1995 this agreement was amended and extended through the earlier of February 28, 1996 or the occurrence of a new event of default thereunder. See subsequent discussion of the effect of a default under Swiss loan agreements. The forbearance agreement also modified the existing loan documents in certain aspects, including the granting of additional collateral. At September 30, 1995, the principal amount outstanding under the Company's U.S. loan agreement was $9.4 million.

     On June 23, 1995, subsidiaries of K-Tron sold Colortronic GmbH and rights to several related patents and patent applications to an investment group for $9 million. The group included two K-Tron executives, including its president and CEO. Both subsequently resigned their K-Tron positions, and Leo C. Beebe, K-Tron's chairman, assumed the duties of chief executive officer.

     The pro forma results of K-Tron without Colortronic are shown below:
                           K-Tron International, Inc.
                                  (Unaudited)
                                 (in thousands)

                                  Less        Pro Forma
                 As Reported   Colortronic   Consolidated
                from Operations  Related   Without Colortronic
                ---------------  -------   -------------------
Revenue
1994                $104,772    $(35,234)      $69,538
                    ========    =========      =======
1995: 1st Qtr.      $ 30,503    $(11,179)      $19,324
      2nd Qtr.        32,982      (8,824)       24,158
      3rd Qtr.        22,297          --        22,297
                    --------    ---------      -------
      Nine Months   $ 85,782   $ (20,003)      $65,779
                    ========    =========      =======

(Loss) Earnings from Operations
-------------------------------

                                  Less          Pro Forma
                  As Reported  Colortronic     Consolidated
                from Operations  Related    Without Colortronic
                ---------------  -------    -------------------
1994                $(7,052)    $(5,576)      $(1,476)
                    ========    ========      ========

1995: 1st Qtr.      $(1,280)    $(1,314)      $    34
      2nd Qtr.*          29      (  410)          439
      3rd Qtr.          375          --           375
                    -------     -------       -------
      Nine Months*  $  (876)    $(1,724)      $   848
                    ========    ========      =======

*Excluding the after-tax loss on sale of Colortronic of $8.979 million.

     The Colortronic divestiture generated a pre-tax loss of $10.529 million. This loss was primarily a non-cash write-off of goodwill. The tax loss carry forward generated by the sale can be used to offset future cash tax payments. As a result of the sale of Colortronic GmbH, K-Tron's debt decreased by $24.2 million as of July 1, 1995.

     The loss on the sale of Colortronic caused K-Tron's Swiss subsidiary's equity to fall below the equity guarantees in its loan agreements with Swiss banks. As a result, the subsidiary is in default and these loans have been reclassified as short-term.

     The subsidiary is currently negotiating a revised financing agreement with the Swiss banks, but there can be no assurance that a new agreement will be entered into or that the Swiss banks will not demand payment of their loans. Furthermore, such equity violation is a new event of default under the Company's U.S. loan agreement described above. At September 30, 1995, the principal amount outstanding under the Swiss loan agreements was $31.0 million.

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

Results of Operations
---------------------

     K-Tron is an international company with two-thirds of its business arising from sources outside the United States, primarily Europe. As such, the financial position and performance of the Company is sensitive to both translation and transaction fluctuations in foreign currency exchange rates.

     The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:

                                    Three Months Ended                      Nine Months Ended
                                    ------------------                      -----------------
                                  Sept. 30,        Oct. 1,             Sept. 30,            Oct. 1,
                                    1995            1994                 1995                1994
                                    ----            ----                 ----                ----
Revenues                           100.0%          100.0%               100.0%              100.0%
Cost of Sales                       59.1            59.4                 62.2                59.5
                                    ----           -----                -----               -----
Gross Margin                        40.9            40.6                 37.8                40.5

Selling, General &
  Administrative                    33.5            31.4                 31.9                32.5
Research & Development               2.4             4.6                  2.9                 4.5
Interest                             3.3             4.4                  4.0                 4.3
                                     ---             ---                  ---                 ---
  (Loss) Earnings before
   income taxes and dis-
   position of business              1.7%             .2%                (1.0)%               (.8)%
                                     ====             ===                ======               =====
Quarter-end backlog
  (in thousands)                  $28,532         $24,649 (1)
                                  =======         =======

(1)At September 30, 1995 foreign exchange translation rates and excluding the backlog of Colortronic GmbH.

    Translation of the Company's foreign revenues and results of operations into U.S. dollars is affected by changes in foreign exchange rates, particularly with respect to the Swiss franc and the Deutsche mark. Revenues and earnings for the first nine months of 1995 were affected by changes in the average U.S. dollar/Swiss franc and average U.S. dollar/Deutsche mark exchange rates, as follows:

                                            Nine Months Ended
                                            -----------------
                                       Sept. 30,           Oct. 1,
                                          1995              1994
                                          ----              ----
Swiss franc rate                         $.84              $.72
    % appreciation vs. prior year               +17%

Deutsche mark rate                       $.70              $.61
    % appreciation vs. prior year               +15%

    Without Colortronic revenues in 1994, total revenues for the third quarter of 1995 increased by $4.8 million or 27.1% ($3.3 million or 17.5% when using constant foreign exchange rates) and $15.6 million or 31.2% for the first nine months of 1995 ($8.7 million or 15.3% when using constant foreign exchange rates) versus the same periods in 1994. Total revenues increased due to the strong European and United States backlog at the end of the 1995 second quarter, continued strong 1995 new order inflow and the effect of a weaker U.S. dollar relative to the Swiss franc and Deutsche mark.

    Gross margin as a percent of revenues improved to 40.9% in the third quarter of 1995 as compared to 40.6% for the same period in 1994. Gross margin declined to 37.8% for the first nine months of 1995 as compared to 40.5% for the same period in 1994. The improvement in the margin in the third quarter of 1995 was due to margin improvement in the United States and the sale of the Colortronic business which had low margins, offset in part by an increase in warranty costs and the inability to pass on increased costs caused by the appreciation of the Swiss franc to customers in certain European countries.
The decline in the margin for the first nine months of 1995 was primarily due to heavily discounted orders booked in 1994, as well as the inability to pass on increased costs caused by the appreciation of the Swiss franc to customers in certain European countries.

    Selling, general and administrative (SG&A) expense decreased by $.8 million or 9.8% in the third quarter of 1995 while increasing by $3.6 million or 15.3% for the first nine months of 1995 as compared to the same periods in 1994.
The decrease in SG&A in the third quarter is due to the elimination of Colortronic expenses in the third quarter of 1995 offset by higher foreign exchange translation rates. The increase for the nine months was primarily due to higher foreign exchange translation rates as well as to higher commissions and selling expenses related to the increased sales volume. In addition, the Company incurred costs related to the forbearance agreement and costs related to the Company's efforts to arrange new financing or sell assets. As a percent of revenues, SG&A was 33.5% in the third quarter of 1995 and 31.9% for the first nine months of 1995 as compared to 31.4% and 32.5%,respectively, for the same periods in 1994. The change in SG&A as a percent of revenues in 1995 was primarily due to the change in revenues.

    Research and development (R&D) expenditures in the third quarter and first nine months of 1995 decreased $.7 million and $.8 million as compared to the same periods in 1994 due to the elimination of Colortronic brand expenses in the third quarter of 1995, offset in part by redirection of existing resources to the remaining brands and higher foreign exchange translation rates. R&D expense as a percent of revenues was 2.4% in third quarter 1995 and 2.9% for the first nine months of 1995 as compared to 4.6% and 4.5% respectively in 1994. The decrease in R&D as a percent of revenues in 1995 was due to the reductions noted above and to the change in revenues.

    Interest expense decreased in the third quarter of 1995 by $.4 million as compared to the same period in 1994 due to lower debt levels following the sale of Colortronic, offset in part by higher effective interest rates in the United States and higher foreign exchange translation rates. Interest expense increased for the first nine months of 1995 as compared to the same period in 1994 due to increased debt levels in Europe prior to the sale of Colortronic, higher effective interest rates in the United States and higher foreign exchange translation rates.

    The Company has generated a significant tax loss carry forward due to the sale of Colortronic GmbH. In the second quarter of 1995 the Company recorded a $1,550,000 tax benefit relating to this loss based upon the existence of deferred tax liabilities which no longer will be required and estimates of future income. The Company has set up a valuation allowance of approximately half of the tax benefit associated with the sale.

    The backlog of orders excluding Colortronic GmbH increased at the end of the third quarter of 1995 by 15.8% as compared to the same period in 1994 (using September 30, 1995 foreign exchange translation rates for both calculations), primarily due to the European recovery from recession and continued good bookings in the United States.

Liquidity and Capital Resources
-------------------------------

    The Company's capitalization as of the end of the first, second and third quarters of 1995 and fiscal year 1994 is set forth below:

                                  Sept. 30,   July 1,       Apr. 1,       Dec. 31,
(Dollars in Thousands)              1995       1995          1995          1994
                                    ----       ----          ----          ----
  Short-term debt including
   current portion of
   long-term debt                  $41,114    $42,890       $36,780       $32,512
    Long-term debt                     189        225        31,428        27,413
                                   -------    -------       -------       -------
    Total debt                      41,303     43,115        68,208        59,925

    Shareholders' equity             8,439      8,152        18,310        18,521
                                   -------    -------       -------       -------
    Total debt and share-
      holders' equity              $49,742    $51,267       $86,518       $78,446
                                   =======    =======       =======       =======
    Percent debt to total
      capitalization                   83%        84%           79%           76%
    Percent debt to equity            489%       529%          373%          324%

    Total debt decreased since year end 1994 by $18.6 million despite a $5.9 million increase due to the effect of foreign exchange translation. Total debt without the effect of the foreign exchange translation decreased by $24.6 million. The debt reduction associated with the sale of Colortronic was $24.2 million. The Company had used all of its available borrowing facilities as of September 30, 1995.

    At the end of the third quarter of 1995 the Company had a deficit in working capital of $15.4 million and the ratio of current assets to current liabilities was .76. As explained earlier, the change in working capital was heavily affected by reclassifying $24.3 million of Swiss bank debt from long term to short term debt.

    Operating activities provided $2.5 million in positive cash flow for the first nine months of 1995 as compared to using $1.6 million in the same period of 1994. In the third quarter of 1995, $2.6 million of cash was provided from operations primarily from profits generated in the quarter and improved asset management.

    Cash provided by investing activities for the first nine months of 1995 was primarily due to the funds received from the sale of Colortronic GmbH and rights to several related patents and patent applications.

    Cash used in finance activities for the first nine months of 1995 was primarily the result of using the proceeds from the sale of Colortronic GmbH and the cash provided by operating activities to reduce bank debt.

    Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused a translation adjustment decrease (after the elimination of the cumulative translation adjustments associated with the Colortronic sale) in shareholders' equity of $.3 million in the first nine months of 1995.

                          PART II.  OTHER INFORMATION



Item 3.  Defaults Upon Senior Securities
         -------------------------------

    As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, the Company and its U.S. manufacturing subsidiary are in default under several financial covenants contained in their loan agreement with three U.S. banks. These defaults are continuing and have not been waived. However, on April 28, 1995, the Company and its U.S. subsidiaries entered into a forbearance agreement with the U.S. banks in which such banks agreed to forbear in the exercise of their rights and remedies under the loan documents. On June 22, 1995 this agreement was amended and extended through the earlier of February 28, 1996 or the occurrence of a new event of default thereunder. The forbearance agreement also modified the existing loan documents in certain aspects, including the granting of additional collateral. At September 30, 1995, the principal amount outstanding under the Company's U.S. loan agreement was $9.4 million.

    The loss on the sale of Colortronic caused K-Tron's Swiss subsidiary's equity to fall below the equity guarantees in its loan agreements with Swiss banks. As a result, the subsidiary is in default and these loans have been reclassified as short-term.

    The subsidiary is currently negotiating a revised financing agreement with the Swiss banks, but there can be no assurance that a new agreement will be entered into or that the Swiss banks will not demand payment of their loans. Furthermore, such equity violation is a new event of default under the Company's U.S. loan agreement described above. At September 30, 1995, the principal amount outstanding under the Swiss loan agreements was $31.0 million.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Annual Meeting of Shareholders of the Company was held on October 6, 1995.

         (b)  Not applicable.

         (c)) Shareholders of the Company were asked to vote on the election of one Class II director. The Board of Directors, acting on the recommendation of the Chairman of its

              Nominating Committee, nominated Johannes Wirth for election as the Class II director. The results of the votes taken at the Annual Meeting were as follows:

                                                     Number of Votes
                                                    FOR        WITHHELD
              Johannes Wirth                        2,547,378     20,053

              Since directors are elected by a plurality of the votes cast, a withheld vote had no effect. In addition, votes cast in the election could not be recorded against or as an abstention, nor could a broker non-vote be recorded.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         11.1    Computation of Earnings (Loss) Per Share

         27      Financial Data Schedule

(b)      Reports on Form 8-K

         On July 10, 1995 the Company filed a Current Report on Form 8-K in connection with the sale of Colortronic GmbH and rights to several related patents and patent applications.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

                                     K-TRON INTERNATIONAL, INC.




Date: November 3, 1995
      ----------------
                                     By:  /s/ Robert L. Weinberg
                                         -----------------------
                                         Robert L. Weinberg
                                         Senior Vice President &
                                         Chief Financial Officer
                                         (Duly authorized officer
                                         and principal financial
                                         officer of the registrant)



                                     By: /s/ Alan R. Sukoneck
                                         -------------------------
                                         Alan R. Sukoneck
                                         Vice President & Controller
                                         (Duly authorized officer and
                                         principal accounting officer
                                         of the registrant)

                                 EXHIBIT INDEX



Exhibit


11.1                                     Computation of Earnings (Loss) Per
                                         Share

27                                       Financial Data Schedule