Form 10-K
period 1995-12-31
K TRON INTERNATIONAL INC
filed 1996-03-28
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
/X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 30, 1995 or

/ / Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required] for the transition period from ________ to ________

COMMISSION FILE NUMBER 0-9576


                           K-TRON INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               New Jersey                                22-1759452
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

           Routes 55 and 553
              P.O. Box 888
           Pitman, New Jersey                             08071-0888
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code: (609)589-0500

         Securities registered pursuant to Section 12(b) of the Act:


    Title of each class             Name of each exchange on which registered
           None                                         None


          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. / /

As of March 15, 1996, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $14,730,950. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than ten percent of the Common Stock of the Company other than the Estate of Dr. Mario Gallo.

As of March 15, 1996, there were 3,112,635 shares of the registrant's Common Stock outstanding.




                      DOCUMENTS INCORPORATED BY REFERENCE:

As stated in Part III of this annual report on Form 10-K, portions of the following documents are incorporated herein by reference:

         Annual Report to Shareholders for the fiscal year ended December 30, 1995.

         Definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Unless the context indicates otherwise, the terms "K-Tron" and "Company" refer to K-Tron International, Inc. and, where appropriate, one or more of its subsidiaries.

                                     PART I

Item 1.  Business.

General

         K-Tron International, Inc. was incorporated in New Jersey in 1964. Its principal operating businesses are conducted by subsidiaries which design, produce, market and sell gravimetric and volumetric feeders and related equipment for the handling of bulk solids in a wide variety of manufacturing processes. K-Tron has manufacturing facilities in the United States and Switzerland, and its equipment is sold throughout the world.

         K-Tron feeders control by weight or volume the rate at which ingredients are fed into the manufacturing processes of numerous products, primarily in the plastics, food, chemical, cement, glass and aluminum industries. In addition, the Company designs, produces and sells electronic assemblies and controls, and it provides customer and employee training through its K-Tron Institute.

         In June 1995, the Company sold its Colortronic GmbH subsidiary and discontinued its other Colortronic business. The Colortronic brand of products served plastics extrusion, blow molding and injection molding manufacturers with gravimetric and volumetric feeders, blending equipment, pneumatic conveyers, dryers and other related plastic auxiliary equipment. In the fourth quarter of 1995, the Company sold its Hasler France and Brazilian businesses (collectively with the Colortronic business, the "Discontinued Businesses").

         See Note 12 of Notes to consolidated financial statements, included in
Item 8 of this annual report on Form 10-K, for certain financial information about foreign and domestic operations.

Principal Products

         The Company produces, markets and sells its principal products under two brand names: K-Tron Soder (feeders for other than heavy industries) and Hasler (feeders for heavy industries). The Company sells these brands on both an equipment and total system basis.

Feeding Equipment

         The Company's feeders control the flow of materials into a
manufacturing process   by either mass or weight (gravimetric feeding) or
volume (volumetric feeding). Feeding equipment manufactured by the Company is used in many industries.

         Weigh Belt Feeders. Weigh belt feeders move dry bulk material along a belt, continuously weighing the material and adjusting the belt speed in order to control precisely the flow rate of the material being fed into the manufacturing process. The feeder regulates flow according to the set points in its electronic controller. A typical application would incorporate several feeders, each supplying an ingredient of the final product, and electronic controllers that determine the feed rate of each ingredient and are capable of instantly altering individual feed rates to maintain the desired proportion of each ingredient.

         Weigh belt feeders may also be used as batchers, to feed bulk material into bags, mixers, or as meters, to measure accurately the amount of material flowing into or out of a container.

         Loss-in-Weight Feeders. The loss-in-weight principle involves weighing the entire feeding system, both equipment and material, which may be either dry or liquid. The feeding mechanism controls the rate at which material is discharged into the manufacturing process based upon a change in the total weight of the system as material flows from the feeder. Electronic controllers determine the feed rate and are capable of instantly altering feed rates to maintain an accurate flow of materials. In dry material applications, loss-in-weight feeders usually utilize an auger or vibratory feeding mechanism, and in the case of screw feeders (usually single or twin auger-like screws) are generally associated with low feed rates, where precise control is required or where material flow is hard to control. The outflow is adjusted continuously to maintain the desired feed rate. In liquid applications, the flow rate is maintained by a pump or valve. Loss-in-weight feeders are especially suitable for applications requiring a very high degree of accuracy, as in adding minor ingredients to food processes or colorants to plastics, or applications requiring a closed system, as in feeding dusty materials. Loss-in-weight feeders virtually never need recalibration and may also be used as batchers.

         Volumetric Feeders. Volumetric feeders utilize single or twin screw feeding mechanisms or other systems to regulate flow by volume instead of weight, thereby offering an economical method of feeding bulk solids where demands for accuracy are less stringent. They also can be used to make batches by feeding sequentially into a hopper which is weighed and using the weight signal to start and stop each feeder.

K-Tron Soder Brand

         The K-Tron Soder brand of products offers feeding equipment and systems to control precisely the flow of ingredients in the manufacture of numerous products. K-Tron Soder feeders, including loss-in-weight feeders, weigh belt feeders, volumetric feeders and related controls, are assembled at Company facilities in Switzerland and the United States in a complete range of feeding equipment types and sizes for industries other than heavy industries. The plastics compounding, food, chemical, detergent and pharmaceutical industries are among those served by K-Tron Soder feeders.

Hasler Brand

         The Hasler brand of products includes weigh belt feeders, belt scales, flow meters, electronic ears, loss-in-weight feeders and related controls. Hasler feeders, like K-Tron Soder feeders, control the flow of ingredients into a manufacturing process. However, Hasler feeders serve heavy industry applications requiring high rates of material flow in rugged industrial environments such as cement mills, mines and quarries and in the fertilizer, aluminum, coal, glass and steel industries. Hasler feeders are assembled at Company facilities in Switzerland and the United States.

K-Tron Electronics

         K-Tron Electronics designs, assembles and tests electronic circuit boards for outside customers as well as for use by the Company in its products.

         In addition to electronics and electro-mechanical contract assembly services, K-Tron Electronics offers engineering and development services. State-of-the-art facilities, which are located in the United States, provide automated surface mount as well as through-hole assembly capabilities and testing equipment.

Customers

         The Company has over 1,000 customers, including many major corporations. No single customer accounted for more than 10% of the Company's total revenues in fiscal 1995, and its five largest customers accounted for approximately 11.3% of total revenues in that year (without the Discontinued Businesses).

Manufacturing and Suppliers

         The Company's primary manufacturing activities consist of the assembly, calibration and testing of equipment, the machining and fabrication of certain components and producing electronic circuit boards and controllers. The Company also manufactures the weight sensors which are used in most of its gravimetric feeders. The Company assembles a number of components used in its products that are manufactured by others to its specifications. These components include sheet metal parts, screws, castings, integrated circuits, printed circuit boards and enclosures.

         The Company produces a number of basic feeder models and related equipment. Although feeder units are completed to specific customer orders, customization is generally limited to combining existing mechanical and electronic modules to meet a customer's application requirements.

         Although certain components of the Company's products are currently purchased from sole sources, the Company believes that comparable components can be obtained readily from alternative suppliers or can be manufactured by the Company internally, at prices competitive with those of its current sources. The Company has never had a significant production delay which was primarily attributable to an outside supplier.

Patents

         The Company's technology is protected by numerous patents in the United States and in other major countries which offer patent protection. Certain of the United States patents have expired and others expire at various dates through 2012. The loss of such patent protection is not expected to have a significant adverse effect on the Company's operations.

Research and Development

         The Company invests in research and development to maintain a technological leadership position for its two product brands.

         R&D focuses on new products as well as on refinements to existing products. Current development efforts are aimed at shortening the development cycle of new products, recycling existing products by using lower cost designs and becoming more sensitive to the most optimal price/performance relationship for both new and existing products.

         A centralized electronic R&D department also facilitates the development of common or compatible controls. The Company now utilizes a common weighing technology for both of its brands.

         The Company's research and development expenses were $3,135,000, $4,439,000 and $4,938,000 in fiscal years 1995, 1994 and 1993, respectively.

Competition

         The Company is a leading world-wide producer of feeders and related equipment for the handling of bulk solids in manufacturing processes. The Company believes it has reached this position primarily because of its innovative use of electronic and digital control technology, its use of weighing technology and its development of various mechanical design improvements to its products. The Company also relies on other technological advantages and on its reputation and experience with over 1,000 customers to maintain a competitive advantage.

         Strong competition exists in every major market that the Company serves. Competitors range in size from subsidiaries or divisions of large multinationals with a broad line of products to regional organizations which often specialize in a limited range of products.

Backlog

         At the end of fiscal year 1995, the Company's backlog of unfilled orders was approximately $25,488,000, compared to a backlog of approximately $19,981,000 a year earlier without the Discontinued Businesses, an increase of approximately 28%. Using the December 30, 1995 exchange rate, last year's backlog without the Discontinued Businesses was approximately $21,027,000, and the increase approximately 21%. The backlog of orders increased in 1995 primarily due to strong bookings in the United States and the effect of a weaker United States dollar relative to the Swiss franc and the Deutsche mark.

         The bulk of the Company's backlog represents orders that will be ready for delivery in less than 120 days. Thus, except for shipments to be made later in the year at customer requests, it is expected that most of the backlog as of the end of fiscal 1995 will be shipped prior to April 30, 1996.

Employees

         At the end of fiscal 1995, the Company had 466 employees, of which 286 were located in Europe, 169 in the United States and 11 in Singapore.

         None of the Company's employees are represented by labor unions. The Company considers relations with its employees to be good.

Item 2.  Properties.

         In the United States, the Company owns a 92,000 square foot building on 17 acres in Pitman, New Jersey where it has manufacturing facilities, administrative offices, its corporate headquarters, research and development offices and a tech center for product demonstration and training. A portion (approximately 10,000 square feet) of the Company's Pitman facility, which houses its U.S. subsidiary's former sheet metal shop, is leased to a third party. The Company also has leased facilities in Blackwood, New Jersey where it assembles electronic circuit boards.

         In Niederlenz, Switzerland, the Company owns a 60,000 square foot building where it has manufacturing facilities and a tech center for product demonstration, and an adjacent five floor, 40,000 square foot office building which houses administrative offices, training facilities and research and development offices. One floor of the office building is leased to a third party. The Company also has an adjacent leased facility where it manufactures weight sensors.

         In Colombier, Switzerland, the Company leases a 51,000 square foot building where it has manufacturing facilities, administrative offices, training facilities and research and development offices.

         Certain sales and service activities are also conducted at Company-owned facilities in England (20% leased to a third party) and Germany and from leased office space in Germany, France and Singapore.

         The Company believes that its present facilities will be sufficient to meet its needs for the foreseeable future. Based primarily on a one shift/40 hour week, the Company was operating its current manufacturing facilities during fiscal 1995 at approximately 70% of their present capacity.

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On October 6, 1995, the Company held its 1995 annual meeting of shareholders. The shareholders reelected one nominee, Mr. Johannes Wirth, from the existing Board of Directors to a four-year term expiring in 1999. No other matters were considered at the meeting. The number of votes cast for and withheld from the election of Mr. Wirth is set forth below. There were no votes against, abstentions or broker non-votes in the election of the director.


 Election of Director:                                For                               Withheld
                                                      ---                               --------
           Johannes Wirth                          2,547,378                             20,053

Executive Officers of the Registrant

         The current executive officers of the Company are as follows:

                            Name                         Age                   Position
                            ----                         ---                   --------
                     Leo C. Beebe                         78           Chief Executive Officer and
                                                                       Chairman of the Board of
                                                                       Directors

                     Robert L. Weinberg                   59           Senior Executive Vice President,
                                                                       Chief Financial Officer and
                                                                       Treasurer

         Leo C. Beebe has been a director since June 1976 and Chairman of the Board and of the Executive Committee since January 1985, and he was most recently reelected as a director at the 1993 annual meeting of shareholders. Mr. Beebe has been Chief Executive Officer of the Company since June 30, 1995 and also served as Chief Executive Officer from July 1985 until August 1992. He was Dean of the School of Business Administration of Glassboro State College, Glassboro, New Jersey from July 1977 to July 1985 and a professor of Marketing at Glassboro State College from 1972 to July 1985. Prior to that time, Mr. Beebe served at Ford Motor Company for 27 years in various capacities in the United States and foreign countries, including as General Marketing Manager of Ford's Lincoln-Mercury Division, Vice President of Marketing and Planning and a director of Ford Motor Company of Canada, and Executive Vice President and General Manager of the Consumer Products Division and a director of Philco Ford Corporation.

         Robert L. Weinberg has been Senior Executive Vice President, Chief Financial Officer and Treasurer of the Company since March 1994. Mr. Weinberg was Senior Executive Vice President and Chief Administrative Officer of the Company from November 1993 until March 1994, Executive Vice President - Strategic Planning and Marketing from May 1993 until November 1993, Executive Vice President - Strategic Planning, Product Development and Marketing from August 1991 until May 1993, Vice President - Marketing, Strategic Planning and Product Development from March 1990 until August 1991, Vice President - Product Development, Manufacturing and Marketing from April 1989 until March 1990, and Vice President - Marketing from October 1988 until April 1989. Prior to joining the Company in October 1988, he served as a consultant to Arthur D. Little, Inc. from 1986 until 1988, and in various executive positions with marketing and strategic planning responsibilities at RCA Corporation and Philco Ford Corporation from 1962 until 1986.

         The executive officers are elected or appointed by the Board of Directors to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock trades on the National Market segment of The Nasdaq Stock Market under the symbol "KTII." The following table sets forth the high and low sales prices for each quarter in 1994 and 1995 as quoted on The Nasdaq Stock Market.

 Fiscal Year 1994                                                                 High                 Low
 ----------------                                                                 ----                 ---
   First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .            $10.25              $ 8.25
   Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .             12.00                8.25
   Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .             11.50                9.75
   Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .             12.25               10.50

 Fiscal Year 1995                                                                  High                 Low
 ----------------                                                                  ----                 ---
   First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .            $11.50              $ 5.625
   Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .              7.00                4.50
   Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . .              6.25                5.25
   Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .              7.25                5.375

         On March 15, 1996, the closing sale price for a share of Common Stock as reported by The Nasdaq Stock Market was $6.25.

         The number of record holders of the Company's Common Stock as of March 15, 1996 was 383.

Dividend Policy

         The Company has never paid a cash dividend on its Common Stock, and it currently intends to retain all earnings for use in its business. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. At the current time, the Company's U.S. loan agreement prohibits payment of dividends by the Company.

Item 6.  Selected Financial Data.

         The selected consolidated financial data presented below for, and as of the end of, each of the Company's last five fiscal years have been derived from and are qualified by reference to the Company's consolidated financial statements. The consolidated financial statements of the Company for the fiscal years ended December 30, 1995 and December 31, 1994 have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements of the Company for each of the three fiscal years in the period ended January 1, 1994 have been audited by Deloitte & Touche LLP, independent public accountants.

         This information should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

         The Company has not paid any cash dividends on its shares of Common Stock during the periods presented.

                                                                                  FISCAL YEAR ENDED
                                                  ----------------------------------------------------------------------------------
                                                   PRO FORMA        DEC. 30        DEC. 31        JAN. 1        JAN. 2       JAN. 4
                                                    1995(1)           1995           1994          1994         1993(2)     1992(3)
------------------------------------------------------------------------------------------------------------------------------------
 FINANCIAL SUMMARY($000):
   Revenues                                            $89,640      $110,394        $104,772      $107,966       $118,859    $81,520
   Income (loss) before loss on disposition
     of businesses, cumulative effect of
     accounting changes                                  2,717           834          (6,200)       (1,784)         6,170      5,250
     and taxes

   Income (loss) on disposition of businesses
     and cumulative effect of accounting
     changes (4)                                                     (11,278)           (852)          854            ---        ---

   Net income (loss)                                     1,408        (9,294)         (6,826)       (1,065)         3,870      3,653
   Total assets                                                       69,296         109,950       101,296        114,891     71,022
   Working capital                                                    23,114            (549)       17,216          5,432     19,547
   Additions to property, plant and equipment                            370           2,467         3,062          5,901      1,278
   Depreciation and amortization                                       4,844           6,314         6,562          5,991      3,519

 PER SHARE ($):
   Income (loss) before cumulative effect of
     accounting changes                                   $.45        $(3.00)         $(2.22)       $(0.62)         $1.27      $1.23
   Net earnings (loss)                                     .45         (3.00)          (2.22)        (0.35)          1.27       1.23
   Book value                                                           3.03            6.00          8.08           8.71       8.24

 CAPITALIZATION ($000):
   Shareholders' equity                                               $9,421         $18,521       $24,694        $26,424    $24,619
   Long-term debt                                                     35,004          27,413        38,571         29,566     21,399
   Short-term debt (5)                                                 2,133          32,512        14,565         27,109      5,513

 RATIOS:
   Return on average shareholders' equity (%)             10.1            N/A            N/A           N/A           15.1       15.9
   Return on revenues (%)                                  1.6            N/A            N/A           N/A            3.3        4.5
   Long-term debt to shareholders' equity (%)                          371.6           148.0         156.2          111.9       87.0
   Current assets to current liabilities                                2.05             .99          1.53           1.10       1.96
   Average inventory turnover                                           2.9              2.9           3.0            2.8        2.6
   Average accounts receivable turnover                                 4.3              3.8           3.8            4.3        4.1

 OTHER DATA:
   Shares outstanding (000) (6)                                        3,113           3,088         3,056          3,035      2,986
   Shareholders of record (7)                                            383             423           437            449        547
   Number of employees                                                   466             683           724            804        573

(1)      Reflects pro forma adjustments for loss on disposition of businesses described in (4) and the discontinuance of the Company's other Colortronic brand business, all as more fully explained in Note 3 of the Company's 1995 consolidated financial statements as if such dispositions and discontinuances were consummated as of the beginning of the 1995 fiscal year.
(2)      The 1992 consolidated financial statements include the acquisition of
           Colortronic GmbH and Colortronic, Inc. from April 30, 1992.
(3)      1991 was a 53-week year.

(4)      1995 - loss on disposition of businesses of $10,529 from sale of
           Colortronic GmbH and rights to several related patents and patent applications and $749 loss on the sale of Hasler France and Brazilian businesses; 1994 - reserves established for the anticipated sale of Hasler France and Brazilian businesses; 1993 - cumulative effect of changes in accounting principles for the cost of inventory of $504, net of tax, and for income taxes of $350.
(5)      Including current portion of long-term debt.
(6)      Net of treasury stock of 1,063 shares.
(7)      Does not include shareholders whose shares are held in street name.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         In 1995, the Company reported a pre-tax loss of $10,444,000. The principal components of this loss were a second quarter loss of $10,529,000 recorded in connection with the sale of Colortronic GmbH ("Colortronic"), a German subsidiary, and related patent and patent applications and third and fourth quarter losses totaling $749,000 resulting from the sale of the Company's Brazilian and Hasler France businesses. On a pro forma basis, assuming that these transactions, and the discontinuance of the Company's other Colortronic brand business, had occurred at the beginning of the 1995 fiscal year, the Company had 1995 pre-tax income of $2,717,000 and net income of $1,408,000.

         As reported in Item 7 of the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, and in subsequent Form 10-Q filings, the Company and its U.S. manufacturing subsidiary are in default under several financial covenants contained in their loan agreement with three U.S. banks. These defaults are continuing and have not been waived. On April 28, 1995, the Company and its several U.S. subsidiaries entered into a forbearance agreement with the U.S. banks in which such banks agreed to forbear for a period of time in the exercise of their rights and remedies under the loan documents. On June 22, 1995, this forbearance agreement was amended and extended through the earlier of February 28, 1996 or the occurrence of a new event of default thereunder. The forbearance agreement also modified the loan documents in certain respects, including the granting of additional collateral. On February 28, 1996, this forbearance agreement was further amended and extended until January 31, 1997. Certain terms of the current U.S. bank forbearance agreement are described in more detail below under "Liquidity and Capital Resources." At February 29, 1996, the principal amount outstanding under the Company's U.S. loan agreement was $7,680,000.

         On June 23, 1995, subsidiaries of K-Tron sold Colortronic and rights to several related patents and patent applications to an investment group for $9,000,000. As noted above, this divestiture generated a pre-tax loss of $10,529,000, representing primarily a non-cash write-off of goodwill. As a result of the sale of Colortronic, K-Tron's bank debt decreased by $24,200,000 as of July 1, 1995.

         The loss on the sale of Colortronic caused the equity of K-Tron's principal Swiss subsidiary to fall below certain equity guarantees contained in its loan agreements with several Swiss lenders, resulting in a default under those loan agreements. In early 1996, an agreement was entered into among the Company's Swiss subsidiary, several other K-Tron companies and the lenders to the Swiss subsidiary under which such lenders have agreed to defer until March 31, 1997 the repayment of credit lines and the principal payments on fixed loans that become due prior to that date. Certain other terms of that agreement are described in more detail below under "Liquidity and Capital Resources." At February 29, 1996, the principal amount outstanding under the Swiss loan agreements was $27,364,000.

         The Company is seeking alternative debt or equity financing and has received written proposals from other financial institutions to replace its U.S. bank debt. Due diligence has begun with two prospective new lenders, but there can be no assurance that this will result in new U.S. borrowing arrangements. The Company is also exploring ways to reduce its bank indebtedness in Switzerland.

         The Company's results have improved significantly since the sale of Colortronic, and it reported net income of $375,000 and $561,000 for the third and fourth quarters of 1995, respectively. Cash flow from operations has also improved, enabling the Company to reduce bank debt in the second half of 1995 by $5,368,000.

         While the Company has no borrowing availability under its U.S. loan agreement and only very modest availability under certain of its Swiss loan agreements, management believes that cash flow will be sufficient in 1996 to sustain the business and further that the Company and its subsidiaries will be able to comply with all of the covenants and payment provisions contained in the both the U.S. and Swiss forbearance agreements. Management further believes that through the successful completion of new financings in 1996 and operating performance, the Company will be able to either refinance or extend the maturities of the two forbearance agreements before they expire in 1997, but there can be no assurance that this will happen.

         K-Tron is an international company with more than 70 percent of its business arising from sources outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to both translation and transaction fluctuations in foreign exchange rates.

Results of Operations

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated. The 1995 pro forma results illustrate the estimated effects on operations of the disposition of the Colortronic, Brazilian and Hasler

France businesses noted above, and the discontinuance of the Company's other Colortronic brand businesses, as if the dispositions and discontinuance (previously defined as "Discontinued Businesses") were consummated as of the beginning of the 1995 fiscal year:

                                                                        Fiscal Year
                                           -----------------------------------------------------------------
                                                Pro Forma
                                                ---------
                                                   1995            1995            1994             1993
                                                   ----            ----            ----             ----
 Total Revenues                                    100.0%          100.0%          100.0%           100.0%
 Cost of Revenues                                   58.9            61.3            64.1             61.9
                                                   ------          ------          ------           ------


 Gross Profit                                       41.1            38.7            35.9             38.1


 Selling, General and
 Administrative                                     32.1            31.4            33.3             31.3

 Research and Development                            2.8             2.8             4.2              4.6


 Loss on disposition of
 businesses                                           --            10.2             0.8               --

 Interest                                            3.2             3.7             4.3              3.9
                                                   ------          ------          ------           ------

 Income (loss) before income taxes and
 accounting changes                                  3.0%           (9.4%)          (6.7%)           (1.7%)
                                                    =====          =======         =======          =======

 Year-end backlog after excluding the
 Discontinued Businesses (at a
 constant foreign exchange rate in
 thousands)                                      $25,500           $25,500         $21,000          $15,500
                                                 =======           =======         =======          =======


         Translation of the Company's foreign revenues and earnings into U.S. dollars is affected by changes in foreign exchange rates, particularly with respect to the Swiss franc and the Deutsche mark. Revenues and earnings in 1995 were affected by changes in the average U.S. dollar/Swiss franc exchange rate, which increased 16% to $.848 per Swiss franc in 1995 from $.730 in 1994 after an 8% increase from $.676 in 1993, and by a change in the U.S. dollar/Deutsche mark exchange rate, which increased 14% to $.699 per Deutsche mark in 1995 from $.615 in 1994 after a 2% increase from $.604 in 1993.

         Total revenues increased by $5,600,000 or 5.4% (while decreasing by 4.6% when using a constant foreign exchange rate) in 1995 as compared to 1994. Total revenues increased in 1995 compared to 1994 due to the strong European and United States backlog at the end of 1994, continued strong 1995 order in-flow and the effect of a weaker U.S. dollar relative to the Swiss franc and Deutsche mark, offset in part by the effect on revenues in the second half of 1995 of the June 1995 sale of Colortronic. Total revenues in 1995 and 1994 without the Discontinued Businesses would have been $89,600,000 and $69,500,000, respectively, an increase of $20,100,000 or 28.9% (a $13,000,000 increase or 16.9% when using a constant foreign exchange rate).

         Total revenues decreased $3,200,000 or 3% (8% when using a constant foreign exchange rate) in 1994 as compared to 1993. Total revenues decreased in 1994 compared to 1993 primarily due to the continuing effects of the European recession, which lasted until 1994, offset in part by the decline in the U.S. dollar which increased the translation of foreign revenues.

         Gross margin as a percent of revenues improved to 38.7% (41.1% after excluding the Discontinued Businesses) in 1995 as compared to 35.9% in 1994 and 38.1% in 1993. The improvement in gross margin in 1995 was due to volume and price increases and cost reductions in the United States as well as the sale and discontinuance of the Colortronic business which had low margins, offset in part by an increase in warranty costs and the inability to pass on increased costs caused by the appreciation of the Swiss franc to customers in certain European countries. In addition, the 1995 margins were negatively affected by heavily discounted orders booked in 1994 but not shipped until 1995. The decline in 1994 was primarily attributable to the significant fourth quarter loss which was due to strong competitive pressure which reduced selling prices, higher-than-forecasted production and materials costs and the delayed introduction of several important new products. In addition, increased material costs due to the appreciation of the Swiss franc versus other European currencies also substantially lowered the profit margins of products manufactured in Switzerland to fill orders sold in other currencies. Partially offsetting the impact of these items was the effect of actions taken in 1993 to reduce annual fixed costs by more than 15%, including reducing the European work force by more than 13%, divesting the Company's Spanish subsidiary and consolidating or combining operations in France, Germany, Switzerland, Singapore and the United States.

         Selling, general and administrative (SG&A) expense decreased by $300,000 or 0.1% in 1995 as compared to 1994 after a $1,100,000 or 3% increase in 1994 as compared to 1993. The marginal reduction in SG&A expenditures was due to the business dispositions that took place in 1995, offset in part by higher foreign exchange translation rates, higher commissions and selling expenses related to the increased sales volume and costs incurred related to the U.S. and Swiss forbearance agreements. As a percent of sales, SG&A was 31.4% in 1995 (32.1% after excluding the Discontinued Businesses) compared to 33.3% in 1994 and 31.3% in 1993. The 1994 increase over 1993 was primarily due to higher than anticipated commission expense in the United States.

         Research and development (R&D) expenditures in 1995 decreased $1,300,000 or 29% from 1994 levels due to the elimination of Colortronic expenses in the second half of 1995, offset in part by using for other purposes certain resources previously allocated to Colortronic and higher foreign exchange translation rates. R&D expenditures in 1994 decreased $500,000 from 1993 levels due to synergies realized from the integration of the Company's R&D efforts, offset in part by the higher foreign exchange translation rate. R&D expense as a percent of revenues was 2.8% in 1995 (2.8% excluding Colortronic for 1995), 4.2% in 1994 and 4.6% in 1993.

         The loss on the disposition of businesses includes a pre-tax loss of $10,529,000 from the June 1995 sale of Colortronic and rights to several related patents and patent applications, as well as a pre-tax loss of $749,000 from the fourth quarter sale of the Company's Brazilian and Hasler France operations. The $852,000 loss incurred in 1994 related to reserves established in connection with the anticipated sales of the Brazilian and Hasler France operations. The 1994 losses were previously included in SG&A.

         Interest expense in 1995 decreased by $300,000 from 1994 due to lower debt levels following the sale of Colortronic offset in part by increased interest rates in the United States and higher foreign exchange translation rates. Interest expense increased in 1994 as compared to 1993 primarily due to increased European borrowings and higher interest rates in the United States offset in part by reduced interest rates in Europe. Interest expense as a percent of sales was 3.7% in 1995 (3.2% after excluding the Discontinued Businesses), 4.3% in 1994 and 3.9% in 1993.

         The loss before income taxes and accounting changes was $10,444,000, $7,052,000 and $1,784,000 in 1995, 1994 and 1993, respectively. The increased losses during the periods was the result of the items discussed above.

         The Company's 1995 net income tax benefit was comprised of a fourth quarter $400,000 provision on U.S. operations and a $1,550,000 benefit recognized on European losses. The Company's income tax benefit in 1994 was primarily due to the results of the United States operations as no tax benefit was recognized for the European losses, since realization was not assured. The Company has available New Jersey state and foreign tax loss carry forwards that total $5,400,000 and $20,800,000, respectively, which have estimated future benefits of $300,000 and $5,200,000, respectively.

         The Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which was effective January 3, 1993 and was recorded in the three months ended April 3, 1993. The cumulative effect of this adoption was to increase 1993 income by $350,000 ($0.11 per share). (See Note 2 Summary of Significant Accounting Policies -- Income Taxes, to the accompanying consolidated financial statements.)

         Effective for the fiscal year beginning January 3, 1993, the Company also modified its method of accounting for certain costs of inventory by its European subsidiaries by capitalizing certain inventory procurement and other indirect production costs. The cumulative effect of this change increased income by $504,000 ($0.16 per share) but also increased 1993 cost of sales which resulted in a reduction in income of $113,000 ($.04 per share). This change, which was reflected in adjusted 1993 first quarter results, was made so that the Company would have a uniform method of accounting for material handling costs in valuing its inventory for all of its operations which would result in a better matching of costs with related revenues. (See Note 2 Summary of Significant Accounting Policies -- Inventory, to the accompanying consolidated financial statements.)

         The Company does not believe that inflation has had a material impact on the results of operations during the last three years.

         The Company's backlog (excluding the Discontinued Businesses and at a constant foreign exchange rate) increased in 1995 primarily due to strong bookings in the United States. The backlog increased in 1994 primarily due to the beginning of the European economic recovery and strong bookings in the United States.

Liquidity and Capital Resources

         In the fourth quarter of 1994, the Company reported a net loss of $6,261,000. As a result of this loss, at December 31, 1994 the Company was in default under several financial covenants contained in its U.S. loan agreement with three banks. As noted earlier under "Overview," these defaults are continuing and have not been waived; however, the Company and its U.S. subsidiaries are parties to a forbearance agreement with the U.S. banks which continues until January 31, 1997, subject to certain financial covenants, restrictions on intercompany transactions with K-Tron's foreign subsidiaries and an obligation to pursue a refinancing of the U.S. bank debt, including a requirement, which has been satisfied, that on or before March 15, 1996, the Company shall enter into an agreement with a financial institution pursuant to which such entity shall commence due diligence to determine whether to issue a commitment for a refinancing of the U.S. bank debt. The U.S. forbearance agreement calls for monthly payments of principal, as follows: $100,000 in each of March, April, May, June and July 1996; $225,000 in each of August, September and October 1996; and $275,000 in each of November and December 1996 and January 1997. The balance of the U.S. bank debt is due on January 31, 1997. In addition, if the Company and its U.S. subsidiaries have cash flow during this period which constitutes excess cash flow as defined in the forbearance agreement, then the U.S. banks are also entitled to receive a substantial portion of this excess cash flow. Interest is payable monthly at prime plus 1.5% through February 29, 1996; prime plus 1.75% from March 1 through June 14, 1996; prime plus 2.5% from June 15 through July 14, 1996; prime plus 3% from July 15 through October 14, 1996; and prime plus 3.5% from October 15, 1996 through January 31, 1997. At February 29, 1996, the principal amount outstanding under the Company's U.S. loan agreement was $7,680,000.

         As a result of the second quarter loss of $10,529,000 recorded in connection with the sale of Colortronic and certain related assets, the equity of the Company's principal Swiss subsidiary fell below certain equity guarantees contained in its loan agreements with several Swiss lenders, resulting in a default under those loan agreements. In early 1996, a forbearance agreement was entered into among the Company's Swiss subsidiary, several other K-Tron companies and the lenders to the Swiss subsidiary under which such lenders have agreed to defer until March 31, 1997 the repayment of credit lines and the principal payments on fixed loans that become due prior to that date. As part of that agreement, the board of directors of the Swiss subsidiary was expanded from one director to three directors, with one of the directors being designated by the Swiss lenders. In addition, the Swiss lenders have imposed a number of limitations and requirements on the Swiss subsidiary, including certain restrictions on intercompany transactions with K-Tron's U.S. companies and a prohibition on the payment of management fees to the Company after March 1, 1996. While the Company expects to be able to operate within the constraints of this forbearance agreement, under certain circumstances they might make it more difficult for the Company to operate in a unified manner throughout the world. At February 29, 1996, the principal amount outstanding under the Swiss loan agreements was $27,364,000.

         The Company is seeking alternative debt or equity financing and has received written proposals from other financial institutions to replace its U.S. bank debt. Due diligence has begun with two prospective new lenders, but there can be no assurance that this will result in new U.S. borrowing arrangements. The Company is also exploring ways to reduce its bank indebtedness in Switzerland.

         While the Company has no borrowing availability under its U.S. loan agreement and only very modest availability under certain of its Swiss loan agreements, management believes that cash flow will be sufficient in 1996 to sustain the business and further that the Company and its subsidiaries will be able to comply with all of the covenants and payment provisions contained in the both the U.S. and Swiss forbearance agreements. Management further believes that through the successful completion of new financings in 1996 and operating performance, the Company will be able to refinance or extend the maturities of the two forbearance agreements before they expire in 1997, but there can be no assurance that this will happen.

         The Company's capitalization as of the end of fiscal years 1995, 1994 and 1993 is set forth below:

                                                           ($'s in thousands)
                                                   1995           1994             1993
-----------------------------------------------------------------------------------------------
Short-term debt including current
 portion of long-term debt                       $ 2,133         $32,512          $14,565

Long-term debt                                    35,004          27,413           38,571
                                                 -------         -------          -------

Total debt                                        37,137          59,925           53,136

Shareholders' equity                               9,421          18,521           24,694
                                                   -----         -------          -------

Total debt and shareholders' equity              $46,558         $78,446          $77,830
                                                 =======         =======          =======

Percent debt to total capitalization                 80%             76%              68%

Percent long-term debt to equity                    372%            148%             156%


         Total debt decreased in 1995 by $22,788,000, of which $22,928,000 (from the beginning of the year) was due to the sale of Colortronic and $4,359,000 was from cash provided by operations, offset by a $4,499,000 increase due to the effect of foreign exchange translation. Total debt without the effect of the foreign exchange translation decreased by $27,287,000. Total debt increased in 1994 by $6,789,000, of which $5,016,000 was due to the effect of foreign exchange translation. Total debt without the effect of the foreign exchange translation increased in 1994 by $1,773,000. The increase, primarily in Europe, supported 1994 working capital needs.

         The decrease in short-term debt of $30,379,000 in 1995 is primarily due to the reclassification of the U.S. and Swiss bank debt to long-term as a result of the maturity in the first quarter of 1997 of the debt in accordance with the forbearance agreements discussed above.

         At the end of 1995 and 1994, working capital was $23,114,000 and ($549,000), respectively, and the ratio of current assets to current liabilities was 2.05 and .99, respectively. Working capital increased in 1995 primarily due to the reclassification of short-term debt to long-term debt as discussed above.

         In 1995, the Company utilized internally generated funds to meet its working capital needs. In 1994, the Company met its working capital needs by utilizing short and long-term borrowings as well as by increasing the aging of accounts payable.

         Net cash provided by operating activities was $6,111,000 in 1995, $82,000 in 1994, and $3,501,000 in 1993. The increase in operating cash flow was primarily the result of operating profits generated in the second half of 1995 and reduction of accounts receivable and inventory levels, offset in part by a reduction in accounts payable and accrued expenses. The significant loss in 1995 was offset by the noncash loss on the sale of the Discontinued Businesses.

         Excluding the effect of foreign currency translation and the disposition of businesses, receivables and inventory provided cash of $3,155,000 while payables and accrued expenses decreased $2,121,000 during 1995. Improved asset management enabled the Company to reduce accounts receivable and inventory thereby allowing it to reduce accounts payable and accrued expenses.

         The average number of days to convert accounts receivable to cash was 84 days in 1995 compared to 95 days in each of 1994 and 1993. The average number of days to convert inventory into accounts receivable was 126 days in each of 1995 and 1994 and 122 days in 1993.

         Net cash provided by (used in) investing activities was $8,943,000, ($2,578,000) and ($1,814,000) in 1995, 1994 and 1993, respectively. The 1995 proceeds from the sale of Colortronic (and related patents and patent applications) and the Brazilian and Hasler France businesses were $9,000,000 and $320,000, respectively. Capital expenditures were $370,000, $2,467,000 and $3,062,000 in 1995, 1994 and 1993, respectively. The Company has no outstanding material commitments for capital improvements, but does expect to make normal capital expenditures to maintain and enhance its operations. Proceeds from the sale of property were $1,329,000 in 1993.

         Cash used in financing activities in 1995, which was primarily used for the reductions of debt, was obtained from the proceeds from the disposition of businesses discussed above as well as from the strong cash flow provided by operations. Cash provided by or used in financing activities in 1994 and 1993 was primarily the result of changes required to support working capital needs. Cash and short-term investments increased to $3,239,000 at the end of fiscal 1995 from $1,086,000 a year earlier.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused translation adjustment increases in shareholders' equity of $78,000 in 1995 and $377,000 in 1994, following a decrease of $872,000 in 1993.

Item 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this annual report on Form 10-K beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

    None.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant.

         The information concerning directors called for by Item 10 of Form 10-K will be set forth under the captions "Election of Directors" and "Other Matters" in the Company's definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

         The information concerning executive officers called for by Item 10 of Form 10-K is set forth in Item 4 of this annual report on Form 10-K.

Item 11.         Executive Compensation.

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

Item 13.         Certain Relationships and Related Transactions.

         The information called for by Items 11, 12 and 13 of Form 10-K will be set forth under the captions "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions", respectively, in the Company's definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.

         (a) 1. Financial Statements. Financial Statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules appearing on page F-1 are filed as part of this annual report on Form 10-K.

                 2. Financial Statement Schedules. Financial Statement Schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules appearing on page F-1 are filed as part of this annual report on Form 10-K.

                 3.  Exhibits. (see (c) below).

         (b)     Reports on Form 8-K.

                 The Company did not file a report on Form 8-K during the quarter ended December 30, 1995.

         (c)     Exhibits, Including Those Incorporated by Reference.

                 The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

2.1 Share Purchase Agreement, dated as of June 23, 1995, by and among K-Tron Holding AG, K-Tron Deutschland GmbH and Dr. Dolemeyer GmbH (12) (Exhibit 2.1)

3.1              Restated Certificate of Incorporation (7) (Exhibit 3.1)

3.2              By-Laws, as amended (8) (Exhibit 3.2)

4.1              Form of Certificate for Shares of Common Stock (8) (Exhibit
                 4.1)

4.2 Rights Agreement dated as of October 3, 1991 with First Interstate Bank of Arizona, N.A., as Rights Agent (6) (Exhibit 1)

10.1.1 Revolving Credit and Term Loan Agreement, dated June 28, 1993, between K-Tron North America, Inc. and K-Tron International, Inc. and First Fidelity Bank, N.A., New Jersey (9) (Exhibit 10.1.1)

10.1.2 First Amendment to Loan Agreement dated as of June 30, 1994, to Revolving Credit and Term Loan Agreement dated as of June 28, 1993 by and among K-Tron International, Inc. and K-Tron America, Inc., First Fidelity Bank, N.A., PNC Bank, National Association and United Jersey Bank/South N.A. (10) (Exhibit 10.1)

10.1.3 Forbearance Agreement and Second Amendment to Revolving Credit and Term Loan Agreement dated April 28, 1995 by and among K-Tron International, Inc., K-Tron America, Inc., K-Tron Technologies, Inc., K-Tron Investment Co., K-Tron Patent, Inc., First Fidelity Bank, N.A., PNC Bank, N.A. and United Jersey Bank (11) (Exhibit 10.1)

10.1.4 Forbearance Agreement and Third Amendment to Revolving Credit and Term Loan Agreement dated June 22, 1995 by and among K-Tron International, Inc., K-Tron America, Inc., K-Tron Technologies, Inc., K-Tron Investment

                 Co., K-Tron Patent, Inc., First Fidelity Bank, N.A., PNC Bank, N.A. and United Jersey Bank/South, N.A. (12) (Exhibit 10.1)

10.1.5 Forbearance Agreement and Fourth Amendment to Revolving Credit and Term Loan Agreement dated February 28, 1996 by and among K-Tron International, Inc., K-Tron America, Inc., K-Tron Technologies, Inc., K-Tron Investment Co., K-Tron Patent, Inc., First Union National Bank, PNC Bank, N.A. and United Jersey Bank*

10.1.6 Forbearance Agreement by and among Swiss Bank Corp. Aarau, Credit Suisse Aarau, Swiss Volksbank, Union Bank of Switzerland, Banque Cantonale Neuchateloise, CS Immobilien Leasing Ltd., K-Tron (Switzerland) Ltd., K-Tron Vertech Ltd., K-Tron Patent Ltd., K-Tron Asia Pacific Pte Ltd, K-Tron International Inc. and K-Tron Investment Co.*

10.2.1           1986 Stock Option Plan, as amended and restated (7) (Exhibit
                 10.2.1)**

10.2.2           1988 Stock Option Plan for Non-Employee Directors (2) (Exhibit
                 10.2.4)**

10.2.3           K-Tron International, Inc. 1996 Equity Compensation Plan*  **

10.2.4 K-Tron International, Inc. Employee Stock Purchase Plan, as amended and restated* **

10.2.5 K-Tron International, Inc. Profit-Sharing and Thrift Plan, as amended and restated (3) (Exhibit 10.2.5)**

10.2.6           Amendment No. 1992-1 to K-Tron International, Inc.
                 Profit-Sharing and Thrift Plan (7) (Exhibit 10.2.6)**

10.2.7 K-Tron International, Inc. Supplemental Executive Retirement Plan (7) (Exhibit 10.2.7)**

10.2.8 Employment Agreement with Ronald G. Larson, dated as of January 1, 1992, and Schedule 10.2.13 listing other employment agreements which are identical in all material respects except for the employee and the amount of salary to be paid (7) (Exhibit 10.2.13)**

10.2.9 First Amendment to Employment Agreement with Ronald G. Larson, dated as of February 11, 1992, and Schedule 10.2.14 listing other first amendments to employment agreements which are identical in all material respects except for the employee (7) (Exhibit 10.2.14)**

10.2.10 Indemnification Agreement with Leo C. Beebe, dated March 23, 1987, and Schedule 10.2.9 listing other indemnification agreements which are identical in all material respects except for the director or officer who is a party thereto (1) (Exhibit 10.2.9)**

10.2.11 Schedule 10.2.11 listing other indemnification agreements which are dated November 18, 1988 and are identical in all material respects to the Indemnification Agreement set forth in Exhibit 10.2.14 except for the director or officer who is a party thereto (2) (Exhibit 10.2.11)**

10.2.12 Schedule 10.2.16 listing other indemnification agreements which are dated September 20, 1993, November 12, 1993 and January 14, 1994 and are identical in all material respects to the Indemnification Agreement set forth in Exhibit 10.2.14 except for the director or officer who is a party thereto (9) (Exhibit 10.2.16)**

10.3.1 Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA, with limited guaranty of K-Tron Soder AG (4) (Exhibit 10.1(b))

10.3.2 Amendment, dated January 25, 1991, to Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA and to the related limited guaranty of K-Tron Soder AG (5) (Exhibit 10.3.3)

11.1             Computation of (Loss) Earnings per Common and Common
                 Equivalent Share*

21.1             Subsidiaries*

23.1             Consent of Arthur Andersen LLP*

23.2             Consent of Deloitte & Touche LLP*

24.1             Power of Attorney (Included on Signature Page)

--------------------
*        Filed herewith
** Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit

(1) Filed as an exhibit to annual report on Form 10-K for the year ended January 2, 1988 File No. 0-9576 and incorporated herein by reference.

(2) Filed as an exhibit to annual report on Form 10-K for the year ended December 31, 1988 File No. 0-9576 and incorporated herein by reference.

(3) Filed as an exhibit to annual report on Form 10-K for the year ended December 30, 1989 File No. 0-9576 and incorporated herein by reference.

(4) Filed as an exhibit to report on Form 8-K dated October 30, 1990 File No. 0-9576 and incorporated herein by reference.

(5) Filed as an exhibit to annual report on Form 10-K for the year ended December 29, 1990 File No. 0-9576 and incorporated herein by reference.

(6) Filed as an exhibit to report on Form 8-K dated October 3, 1991 File No. 0-9576 and incorporated herein by reference.

(7) Filed as an exhibit to annual report on Form 10-K for the year ended January 4, 1992 File No. 0-9576 and incorporated herein by reference.

(8) Filed as an exhibit to annual report on Form 10-K for the year ended January 2, 1993 File No. 0-9576 and incorporated herein by reference.

(9) Filed as an exhibit to annual report on Form 10-K for the year ended January 1, 1994 File No. 0-9576 and incorporated herein by reference.

(10) Filed as an exhibit to quarterly report on Form 10-Q for the fiscal quarter ended October 1, 1994 File No. 0-9576 and incorporated herein by reference.

(11) Filed as an exhibit to quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1995 File No. 0-9576 and incorporated herein by reference.

(12) Filed as an exhibit to report on Form 8-K dated June 23, 1995 File No. 0-9576 and incorporated herein by reference.

         COPIES OF THE EXHIBITS ARE AVAILABLE TO SHAREHOLDERS (UPON PAYMENT OF A $.20 PER PAGE FEE TO COVER THE COMPANY'S EXPENSES IN FURNISHING THE EXHIBITS) FROM ROBERT L. WEINBERG, SENIOR EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, K-TRON INTERNATIONAL, INC., ROUTES 55 AND 553, P.O. BOX 888, PITMAN, NEW JERSEY 08071-0888.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        K-TRON INTERNATIONAL, INC.


Date:  March 28, 1996                   By   /s/ Leo C. Beebe
                                          --------------------------------
                                           Leo C. Beebe
                                           Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Each person, in so signing also makes, constitutes and appoints Leo C. Beebe, Chairman and Chief Executive Officer of K-Tron International, Inc., and Robert L. Weinberg, Senior Executive Vice President, Chief Financial Officer and Treasurer of K-Tron International, Inc., and each of them acting alone, as his true and lawful attorneys-in-fact, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


            Signature                             Date                              Capacity
            ---------                             ----                              --------
 /s/ Leo C. Beebe                           March 28, 1996              Chief Executive Officer (principal
 ---------------------------------                                      executive officer) and Chairman of the
       Leo C. Beebe                                                     Board of Directors



 /s/ Robert L. Weinberg                     March 28, 1996              Senior Executive Vice President, Chief
 ---------------------------------                                      Financial Officer and Treasurer
       Robert L. Weinberg                                               (principal financial officer)



 /s/ Alan R. Sukoneck                       March 28, 1996              Vice President and Controller
 ---------------------------------                                      (principal accounting officer)
       Alan R. Sukoneck


  /s/ Edward B.Cloues, II                   March 28, 1996              Director
  ---------------------------------
       Edward B. Cloues, II


 /s/ Norman Cohen                           March 28, 1996              Director
 ---------------------------------
       Norman Cohen


 /s/ Richard J. Pinola                      March 28, 1996              Director
 -----------------------------------
      Richard J. Pinola


 /s/ Hans-Jurg Schurmann                    March 28, 1996              Director
 --------------------------------
  Hans-Jurg Schurmann


 /s/ Jean Head Sisco                        March 28, 1996              Director
 -----------------------------------
     Jean Head Sisco


 /s/ Johannes Wirth                         March 28, 1996              Director
 -----------------------------------
       Johannes Wirth

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - ARTHUR ANDERSEN LLP                                         F-2

INDEPENDENT AUDITORS' REPORT - DELOITTE & TOUCHE LLP                                                   F-3

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES:
  Consolidated Balance Sheets--December 30, 1995 and December 31, 1994                                 F-4

  Consolidated Statements of Operations for the fiscal years ended
    December 30, 1995, December 31, 1994 and January 1, 1994                                           F-6

  Consolidated Statements of Changes in Shareholders' Equity for the
    fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994                        F-7

  Consolidated Statements of Cash Flows for the fiscal years ended
    December 30, 1995, December 31, 1994 and January 1, 1994                                           F-8

  Notes to Consolidated Financial Statements                                                           F-10

  Independent Auditors' Report on Schedules -- Deloitte & Touche LLP                                   S-1

  Schedule I--Condensed Financial Information of Registrant                                            S-2

  Schedule II--Valuation Reserves                                                                      S-6

                              ARTHUR ANDERSEN LLP




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





K-Tron International, Inc.:

We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. (a New Jersey corporation) and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-Tron International, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements as of December 30, 1995 and December 31, 1994, and for the years then ended are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     /s/ ARTHUR ANDERSEN LLP



Philadelphia, Pa.,
  February 28, 1996

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
K-Tron International, Inc.
Cherry Hill, New Jersey

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of K-Tron International, Inc. and subsidiaries (the "Company") for the fiscal year ended January 1, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of K-Tron International, Inc. and subsidiaries for the fiscal year ended January 1, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in the fiscal year ended January 1, 1994 the Company changed its method of accounting for certain costs of inventory and for income taxes.



/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 11, 1994

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 30, 1995 AND DECEMBER 31, 1994

                             (dollars in thousands)

                                     ASSETS



                                                                          December 30,        December 31,
                                                                              1995                1994
                                                                       ----------------    -----------------
 CURRENT ASSETS:
    Cash and cash equivalents                                          $       3,239       $       1,086
    Accounts receivable (less allowance for doubtful
        accounts of $1,077 and $1,523)                                        20,849              29,214
    Inventories                                                               18,534              25,458
    Income tax refund receivable                                               --                    442
    Deferred income taxes                                                      1,088                 328
    Prepaid expenses and other current assets                                  1,512               1,145
                                                                       -------------       -------------
                  Total current assets                                        45,222              57,673

 PROPERTY, PLANT AND EQUIPMENT, net
    of accumulated depreciation of $26,756 and $32,097                        17,595              31,673

 PATENTS AND LICENSES, net of accumulated
    amortization of $4,644 and $7,657                                            480                 908

 EXCESS OF COST OVER NET ASSETS ACQUIRED, net
    of accumulated amortization of $3,009 and $4,888                           5,597              18,661

 OTHER ASSETS                                                                    402                 650

 DEFERRED INCOME TAXES                                                         --                    385
                                                                       -------------       -------------
                  Total assets                                         $      69,296       $     109,950
                                                                       =============       =============





   The accompanying notes are an integral part of these financial statements.

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 30, 1995 AND DECEMBER 31, 1994
                    (dollars in thousands except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               December 30,        December 31,
                                                                                   1995                1994
                                                                            -----------------   -----------------
 CURRENT LIABILITIES:
    Notes payable to banks                                                  $       --          $       31,175
    Current portion of long-term debt                                               2,133                1,337
    Accounts payable                                                                9,250               12,251
    Accrued expenses and other current liabilities                                  2,558                2,469
    Accrued payroll                                                                 1,459                2,211
    Accrued commissions                                                             2,523                3,039
    Customer advances                                                               2,612                2,720
    Accrued warranty                                                                  893                  930
    Income taxes payable                                                              680                1,241
    Deferred income taxes                                                           --                     849
                                                                            -------------       --------------
                  Total current liabilities                                        22,108               58,222
                                                                            -------------       --------------

 LONG-TERM DEBT, net of current portion                                            35,004               27,413
                                                                            -------------       --------------

 DEFERRED INCOME TAXES                                                                466                  399
                                                                            -------------       --------------
 OTHER NONCURRENT LIABILITIES                                                       2,297                5,395
                                                                            -------------       --------------

 COMMITMENTS AND CONTINGENCIES (Note 11)
 SERIES A JUNIOR PARTICIPATING PREFERRED SHARES,
    $.01 par value, authorized 50,000 shares; none issued                           --                   --
                                                                            -------------       --------------
 SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized 950,000
        shares; none issued                                                         --                   --
    Common stock, $.01 par value; authorized 15,000,000
        shares; issued 4,175,585 shares and 4,150,887 shares                           42                   41
    Paid-in capital                                                                13,980               13,865
    Retained earnings                                                               5,776               15,070
    Cumulative translation adjustments                                                187                  109
                                                                            -------------       --------------
                                                                                   19,985               29,085
    Treasury stock, 1,062,950 shares, at cost                                     (10,564)             (10,564)
                                                                            -------------       --------------
                  Total shareholders' equity                                        9,421               18,521
                                                                            -------------       --------------
                  Total liabilities and shareholders' equity                $      69,296       $      109,950
                                                                            =============       ==============

   The accompanying notes are an integral part of these financial statements.

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (dollars in thousands except share data)

                                                                          Fiscal Year Ended
                                                          ---------------------------------------------------
                                                           December 30,       December 31,        January 1,
                                                               1995               1994               1994
                                                          -------------       -------------     -------------
 REVENUES                                                 $     110,394      $      104,772     $     107,966

 COST OF REVENUES                                                67,658              67,145            66,846
                                                          -------------       -------------     -------------
              Gross profit                                       42,736              37,627            41,120

 OPERATING EXPENSES:
     Selling, general and administrative                         34,625              34,916            33,774
     Research and development                                     3,135               4,439             4,938
     Loss on disposition of businesses                           11,278                 852             --
                                                          -------------       -------------        ----------
                                                                 49,038              40,207            38,712
                                                          -------------       -------------     -------------
 OPERATING (LOSS) PROFIT                                         (6,302)             (2,580)           2,408

 INTEREST EXPENSE                                                 4,142               4,472             4,192
                                                          -------------       -------------     -------------
 LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES                                             (10,444)             (7,052)           (1,784)

 INCOME TAX (BENEFIT) PROVISION                                  (1,150)               (226)              135
                                                          -------------       -------------     -------------
 LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES             (9,294)             (6,826)           (1,919)

 CUMULATIVE EFFECT OF ACCOUNTING CHANGES                          --                  --                  854
                                                          -------------       -------------     -------------
              Net loss                                    $      (9,294)      $      (6,826)    $      (1,065)
                                                          =============       =============     =============
 LOSS PER SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 CHANGES                                                  $       (3.00)      $       (2.22)    $       (0.62)

 CUMULATIVE EFFECT OF ACCOUNTING CHANGES                          --                  --                 0.27
                                                          -------------       -------------     -------------
 LOSS PER SHARE                                           $       (3.00)      $       (2.22)    $       (0.35)
                                                          =============       =============     =============

 WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                                3,096,000           3,079,000         3,075,000
                                                          =============       =============     =============



      The accompanying notes are an integral part of these financial statements.

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (dollars in thousands)


                               Common Stock                               Cumulative        Treasury Stock
                        ------------------------    Paid-in    Retained   Translation     ---------------------
                          Shares         Amount     Capital    Earnings   Adjustments     Shares        Amount        Total
                        ---------       -------    ---------   --------   -----------    --------      --------      --------
 BALANCE,
  JANUARY 2, 1993       4,097,923      $    41     $ 13,382     $ 22,961     $      604     1,062,950   $(10,564)    $ 26,424

    Issuance of common
      stock                21,305          --           207          --             --           --         --            207

    Net loss                 --            --           --        (1,065)           --           --         --         (1,065)

    Translation
      adjustments            --            --           --           --            (872)         --         --           (872)
                        ---------      -------     --------      --------     ----------     --------   --------     --------

 BALANCE,
  JANUARY 1, 1994       4,119,228           41       13,589       21,896           (268)    1,062,950    (10,564)      24,694

    Issuance of
      common stock         31,659          --           276          --             --           --         --            276

    Net loss                 --            --           --        (6,826)           --           --         --         (6,826)

    Translation
      adjustments            --            --           --           --             377          --         --            377
                        ---------      -------     --------      --------     -----------    --------   --------     --------

 BALANCE,
  DECEMBER 31, 1994     4,150,887           41       13,865       15,070            109     1,062,950    (10,564)      18,521

    Issuance of
      common stock         24,698            1          115          --             --           --         --            116

    Net loss                 --            --           --        (9,294)           --           --         --         (9,294)

    Translation
      adjustments            --            --           --           --              78          --         --             78
                        ---------      --------     -------     --------     ----------     ---------   --------     --------

 BALANCE,
   DECEMBER 30, 1995    4,175,585      $    42     $ 13,980     $  5,776     $      187     1,062,950   $(10,564)    $  9,421
                        =========      =======     ========     ========     ==========     =========   ========     ========



   The accompanying notes are an integral part of these financial statements.

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                          Fiscal Year Ended
                                                          ----------------------------------------------------
                                                           December 30,        December 31,         January 1,
                                                               1995                1994                1994
                                                          -------------       -------------       -------------
 OPERATING ACTIVITIES:
   Net loss                                               $      (9,294)      $      (6,826)      $      (1,065)
   Adjustments to reconcile net loss to net cash
      provided by operating activities-
        Loss on disposition of businesses                        11,278                 852               --
        Depreciation and amortization                             4,844               6,314               6,562
        Amortization of deferred gain on
          sale/leaseback transaction                               (468)               (403)               (379)
        Deferred income taxes                                    (1,651)                (14)               (292)
        Gain on sale of property, plant and
          equipment                                               --                  --                   (231)
        Cumulative effect of accounting changes                   --                  --                   (854)
        Changes in assets and liabilities excluding
          effects of dispositions-
            Accounts receivable, net                              1,802              (1,965)              4,136
            Inventories                                           1,353              (2,709)              2,951
            Prepaid expenses and other current
                assets                                             (678)                284                 143
            Other assets                                            739                (194)               (526)
            Accounts payable                                         (5)              4,074              (1,030)
            Accrued expenses and other current
                liabilities                                      (2,317)              1,993              (5,009)
            Accrued warranty                                        201                (124)               (496)
            Income taxes                                            307              (1,200)               (409)
                                                          -------------       -------------       -------------
                Net cash provided by
                    operating activities                          6,111                  82               3,501
                                                          -------------       -------------       -------------

 INVESTING ACTIVITIES:
   Proceeds from disposition of businesses                        9,320               --                  --
   Capital expenditures                                            (370)             (2,467)             (3,062)
   Proceeds from the sale of property, plant
      and equipment                                               --                  --                  1,329
   Investment in patents and licenses                                (7)               (111)                (81)
                                                          -------------       -------------       -------------
                Net cash provided by (used in)
                  investing activities                            8,943              (2,578)             (1,814)
                                                          -------------       -------------       -------------

                                  (continued)

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                             (dollars in thousands)


                                                                        Fiscal Year Ended
                                                          -------------------------------------------------
                                                           December 30,      December 31,       January 1,
                                                               1995              1994              1994
                                                          -------------     -------------     -------------
 FINANCING ACTIVITIES:
   Net (re-payments) borrowings under notes payable to
      banks                                                     (12,224)            4,176           (12,897)
   Net borrowings under long-term lines
      of credit                                                  --                --                 8,558
   Proceeds from issuance of long-term debt                      --                --                 5,508
   Principal payments on long-term debt                          (1,013)           (2,403)           (3,381)
   Proceeds from issuance of common stock                           116               276               207
                                                          -------------     -------------     -------------
                Net cash (used in) provided by
                    financing activities                        (13,121)            2,049            (2,005)
                                                          -------------     -------------     -------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                      220              (110)              (27)
                                                          -------------     -------------     -------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             2,153              (557)             (345)

 CASH AND CASH EQUIVALENTS:
   Beginning of year                                              1,086             1,643             1,988
                                                          -------------     -------------     -------------
   End of year                                            $       3,239     $       1,086     $       1,643
                                                          =============     =============     =============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for-
        Interest                                          $       3,597     $       4,412     $       4,033
                                                          =============     =============     =============
        Income taxes                                      $         345     $         575     $         823
                                                          =============     =============     =============





   The accompanying notes are an integral part of these financial statements.

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FISCAL YEAR ENDED DECEMBER 30, 1995



1. NATURE OF OPERATIONS AND MATURITY OF DEBT:

Nature of Operations

K-Tron International, Inc. (the "Company") and its subsidiaries design, produce, market, and sell gravimetric and volumetric feeders and related equipment for the handling of bulk solids in a wide variety of manufacturing processes. The Company has manufacturing facilities in the United States and Switzerland and its equipment is sold throughout the world.

Maturity of Debt

As discussed in Note 6, the Company is currently operating under the U.S. and Swiss forbearance agreements. These forbearance agreements are scheduled to expire in the first quarter of fiscal 1997. Management's current projections indicate that there will not be sufficient cash flow from operations to fund these obligations when they come due in 1997. As a result, the Company will need to refinance the outstanding debt that is covered by these forbearance agreements or extend the term of these agreements. Management continues to hold discussions with various financial institutions and equity investors to refinance the Company's debt.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year is reported on a fifty-two/fifty-three week period. The fiscal years ended December 30, 1995 (referred to herein as "1995"), December 31, 1994 (referred to herein as "1994"), and January 1, 1994 (referred to herein as "1993") each include fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents represent all highly liquid, interest-bearing investments purchased with maturities of three months or less.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Effective January 3, 1993, the Company, to be consistent with the United States policy, changed its method of accounting for the nonperiod cost of inventory at its European manufacturing facilities by capitalizing certain inventory procurement and other indirect production costs which were previously charged to expense. The Company believes that it is preferable because it provides a better matching of costs with related revenues and will result in a consistent use of the same method of valuation. The cumulative effect of this change for the periods prior to January 3, 1993, which amounted to $504,000 ($.16 per share), net of applicable income taxes of $68,000, is included in the Cumulative Effect of Accounting Changes in the statement of operations.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and is depreciated and amortized on a straight-line basis over the following estimated useful lives: buildings and improvements, 30 to 50 years; automotive equipment, 3 years; machinery and equipment, 3 to 10 years; furniture and fixtures, 5 to 7 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of such assets or the remaining term of the applicable lease.

Patents and Licenses

Patents and license agreements are stated at cost less accumulated amortization. The costs of patents and license agreements are amortized on a straight-line basis over the remaining economic life of the respective asset, but in no event longer than the remaining legal life.

Excess of Cost Over Net Assets Acquired

Excess of cost over net assets acquired is being amortized on a straight-line basis over 15 years. Subsequent to its acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of this asset may warrant revision or that the remaining balance may not be recoverable. When factors indicate that this asset should be evaluated for possible impairment, the Company uses an estimate of fair market value in measuring whether the asset is recoverable.

Income Taxes

Beginning in 1993, income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 Accounting for Income Taxes. Deferred income taxes are provided for differences between amounts shown for financial reporting purposes and those included with tax return filings that will reverse in future periods. Additionally, the effects of income taxes are measured based upon effective tax laws and rates. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $350,000 ($.11 per share) for the year ended January 1, 1994. Deferred income taxes are provided for temporary differences between financial and tax reporting.

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at current rates of exchange. Revenues and expenses are translated at average rates prevailing during the year. The Company incurred foreign currency losses amounting to approximately $1,279,000, $324,000, and $82,000, for 1995, 1994 and 1993, respectively. Translation gains and losses are recorded as a separate component of shareholders' equity.

Earnings (Loss) Per Share

Earnings (loss) per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivables and payables and other current assets and liabilities approximate their fair value, based on the short-term nature of these instruments. The carrying amount of the Company's long-term debt and notes payable approximates its fair value. The fair value is estimated based on the current rates offered to the Company for debt and notes payable of the same remaining maturities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

New Accounting Pronouncements

In 1996 the Company is required to adopt the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company does not anticipate that the adoption will have a material impact on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3. DISPOSITION OF BUSINESSES:

In June 1995, the Company sold Colortronic GmbH and rights to several related patents and patent applications to an investment group including former members of the Company's management for $9,000,000, resulting in a pre-tax loss of $10,529,000 on the sale. The sale reduced consolidated debt by the amount of Colortronic bank debt which was $15,154,000. Proceeds from the sale were used to pay down non-U.S. and U.S. borrowings. The Company discontinued its other Colortronic brand business.

Additionally, in the fourth quarter of 1995, the Company sold certain operations in France to a former member of the Company's management and its operation in Brazil to a third party for a total of $951,000, resulting in a pretax loss of $749,000 in 1995. The loss of $852,000 incurred in 1994 related to reserves established in connection with the anticipated sales of the French and Brazilian operations.

The following unaudited pro forma consolidated statement of operations for 1995 illustrate the estimated effects of the dispositions and the application of the net proceeds, and the discontinuance of the other Colortronic brand business, as if the transactions were consummated as of the beginning of 1995 (in thousands except per share data):



 Revenues                                                              $       89,640
 Cost of revenues                                                              52,819
                                                                       --------------
     Gross profit                                                              36,821
 Operating expenses                                                            31,236
                                                                       --------------
     Operating income                                                           5,585
 Interest expense                                                               2,868
                                                                       --------------
     Income before taxes                                                        2,717
 Income taxes                                                                   1,309
                                                                       --------------
     Net income                                                        $        1,408
                                                                       ==============
 Earnings per share                                                    $          .45
                                                                       ==============

Pro forma adjustments include only the effects of events directly attributable to the transactions and are expected to have a continuing impact. The above unaudited pro forma financial information is not necessarily indicative of the results that would actually have been obtained if the transactions had been effected at the beginning of 1995 or that may be obtained in the future.

4. INVENTORIES:

Inventories consist of the following:

                                                          December 30,       December 31,
                                                              1995               1994
                                                        ---------------    ----------------
                                                                 (in thousands)
 Components                                             $      13,527      $      20,315
 Work-in-process                                                4,135              3,920
 Finished goods                                                   872              1,223
                                                        -------------      -------------
                                                        $      18,534      $      25,458
                                                        =============      =============

5. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:


                                                          December 30,       December 31,
                                                              1995               1994
                                                        ---------------    ----------------
                                                                   (in thousands)
 Land                                                   $       1,414      $       2,025
 Buildings and improvements                                    18,637             30,490
 Automotive equipment                                             736              1,347
 Machinery and equipment                                       11,390             13,555
 Furniture and fixtures                                        12,174             16,353
                                                        -------------      -------------
                                                               44,351             63,770

 Less-  Accumulated depreciation
   and amortization                                           (26,756)           (32,097)
                                                        -------------      -------------
                                                        $      17,595      $      31,673
                                                        =============      =============

Property includes assets acquired under capital leases, principally furniture and fixtures in 1995 and a building and furniture and fixtures in 1994, of $583,000 and $3,002,000 at December 30, 1995 and December 31, 1994,
respectively. Related accumulated depreciation and amortization was $409,000 and $1,648,000, respectively.

Depreciation of property, plant and equipment for 1995, 1994, and 1993 was $3,521,000, $4,088,000, and $4,284,000, respectively.

6. NOTES PAYABLE TO BANKS AND LONG-TERM DEBT:

Notes Payable to Banks

Loan arrangements have been established with banks outside the United States under which the Company's foreign subsidiaries are able to borrow up to $21,121,000 under unsecured and secured short-term lines of credit. At December 30, 1995, the Company had borrowed $18,030,000 from these banks at rates ranging from 4.25% to 7.25%. At December 31, 1994, the Company had borrowed $16,897,000 at rates ranging from 5.38% to 10.25%.

In the United States, at December 30, 1995, the Company has a line-of-credit arrangement aggregating $5,005,000 and, as of December 30, 1995, $5,005,000 was outstanding. Borrowings are secured by substantially all assets of a United States subsidiary, totaling $17,888,000. In 1994, the United States banks notified the Company that they would not extend the line of credit beyond its July 31, 1995 expiration (see below). Effective September 1, 1994, the interest rates on the line of credit and mortgage (see below) were increased to prime plus 3/4% (9.25% at December 31, 1994) and prime plus 1% (9.5% at December 31, 1994), respectively. Effective June 23, 1995, the interest rates on the line of credit and the mortgage were increased to prime plus 2% and subsequently reduced at the end of 1995 to prime plus 1.5% (10% at December 30, 1995).

As a result of the losses incurred in 1994, the Company was in violation of certain financial covenants under the U.S. credit agreements as of December 31, 1994. The sale of Colortronic in June 1995, at a significant loss (see Note 3), caused the Company to be in violation of the non-U.S. credit agreements. As a result of these violations, the Company was in default of the credit agreements in 1995. During 1995 and early 1996, the Company negotiated forbearance agreements with both the U.S. and non-U.S. banks expiring in January 1997 and March 1997, respectively. These forbearance agreements subject the Company to certain financial covenants including levels of net worth and restrictions on intercompany transactions. The U.S. forbearance agreement also requires the Company to pursue alternative replacement financing during 1996 but does not require the Company to consummate a refinancing. The non-U.S. credit agreement also requires the streamlining of the organization, the addition of a new Swiss Board member, the prohibition of the payment of the management fees from the subsidiaries to K-Tron International, Inc. after March 1, 1996, and other covenants. Management believes they will be able to comply with these covenants.

The U.S. forbearance agreement requires monthly principal payments ranging from $50,000 in January 1996 to $275,000 in December 1996, with the remaining balance due at January 1997. Total required principal payments in fiscal 1996 under the U.S. agreement are $1,825,000. Interest is payable monthly at prime plus 1.5% through February 29, 1996, prime plus 1.75% through June 14, 1996, prime plus 2.5% through July 14, 1996, prime plus 3% through October 14, 1996, and prime plus 3.5% through January 1997. The non-U.S. forbearance agreement does not require any principal payments until March 1997. As a result of the defaults under the U.S. credit agreement as of December 31, 1994, $10,850,000 outstanding under the U.S. credit agreement and $3,428,000 of U.S mortgages were classified as short-term.

As discussed above, a significant amount of debt will mature in the first quarter of 1997. Management has begun to implement steps to address this issue. Through the disposition of various businesses in 1995 (see Note 3), the Company has returned to profitability and positive operating cash flow in the last half of 1995. Management is currently holding discussions with various parties to refinance the Company's U.S. debt and is continuing to evaluate other debt and equity alternatives to further strengthen the Company's financial position and comply with the provisions of both forbearance agreements. Management believes that through the successful completion of new financings in 1996 and operating performance, they will be able to refinance or extend the maturities of the forbearance agreements as they occur in 1997.

Long-term debt consists of the following:

                                                                     December 30,       December 31,
                                                                         1995               1994
                                                                    --------------      -------------
                                                                             (in thousands)
 Non-US long-term lines of credit                                   $       18,030      $      11,496
 U.S. long-term line of credit                                               5,005              --
 U.S. mortgage                                                               2,828              --
 European mortgages, interest at market rates (6.5% to 8.9% at
   December 30, 1995 and 5.75% to 8.9% at December 31, 1994)
   payable annually                                                         10,173             14,535
 Capital lease obligations, interest at 6.5% at December 30,
    1995, and 6.5% to 8.5% at December 31, 1994, payable monthly
    through 1998                                                               174              1,879
 Other                                                                         927                840
                                                                    --------------      -------------
                                                                            37,137             28,750
 Less-  Current portion                                                     (2,133)            (1,337)
                                                                    --------------      -------------
                                                                    $       35,004      $      27,413
                                                                    ==============      =============

Foreign fixed assets with a net book value of approximately $8,089,000 at December 30, 1995, are pledged as collateral for the European mortgages. In addition, foreign receivables of $7,913,000 are pledged as collateral under the non-U.S. forbearance agreement. Domestic assets with a net book value of approximately $3,665,000 at December 30, 1995, are pledged as collateral for the U.S. mortgage.

Maturities of long-term debt will approximate $2,133,000 in 1996, $34,982,000 in 1997 and $22,000 in 1998.

7. EMPLOYEE BENEFIT PLANS:

The Company has a profit-sharing and thrift plan for all domestic employees who have worked for the Company for at least one year and who are employed at the end of the year. All Company contributions to the plan are at the discretion of the Board of Directors. The Company's profit sharing contribution vests over a seven-year period. In addition, employees may voluntarily participate in the thrift plan and authorize payroll deductions ranging from 1% to 15% of their compensation. Related matching Company contributions are vested immediately. The Board of Directors did not authorize any 1995, 1994 or 1993 contribution to the profit-sharing portion of the plan.

Substantially all foreign employees participate in defined-contribution insured group pension plans. Contributions are paid by the employee and employer at a percentage that varies according to age and other factors.

Colortronic GmbH employees participated in an unfunded defined benefit plan. The net periodic pension cost for the unfunded defined benefit plan was $177,000, $353,000 and $278,000 for 1995, 1994, and 1993 respectively.

The expense associated with the domestic profit-sharing and thrift plan for 1995, 1994 and 1993 was $225,000, $285,000, and $153,000, respectively. The foreign pension expense for 1995, 1994 and 1993 was $1,402,000, $1,607,000, and
$1,221,000, respectively.

In June 1981, the Company adopted an employee stock purchase plan under which eligible employees of the Company may elect to participate through payroll deductions for up to 10% of their gross compensation. Such deductions are used to purchase common stock of the Company at a price equal to 85% of the market value. Under this plan, the Company issued 24,698 shares of common stock at an average price of $4.68 in 1995, 29,159 shares of common stock at an average price of $8.75 in 1994, and 21,305 shares of common stock at an average price of $9.69 in 1993.

8. SHAREHOLDERS' EQUITY:

In 1991, the Board of Directors determined the rights on 50,000 shares of the authorized preferred stock as the Series A Junior Participating Preferred Shares (the "Series A Preferred Shares"). Each one one-hundredth of a share of the Series A Preferred Shares carries voting and dividend rights that are equivalent to one share of the common stock. The voting and dividend rights are subject to adjustment in the event of a dividend on common stock which is payable in common stock or any subdivisions or combinations with respect to the outstanding shares of common stock (see Note 9).

The Board of Directors has not determined the rights on the remaining 950,000 shares of the authorized preferred stock as of December 30, 1995.

The Company has a stock option plan for nonemployee directors (the "1989 nonemployee directors' plan"). The plan provides that each eligible director is granted a single option to purchase 10,000 shares of the Company's common stock at a price equal to the fair market value at the date of grant. The aggregate number of shares which may be issued under the plan is 100,000. These options have a term of 10 years and become exercisable in four equal annual installments beginning on the date of the grant.

Under the Company's 1986 Stock Option Plan, as amended (the "1986 plan"), key employees of and consultants to the Company may be granted options to purchase shares of the Company's common stock. Options granted under the 1986 plan may be either incentive stock options or nonqualified stock options. The Stock Option Committee (the "Committee") determines the term of each option, but no option will be exercisable more than 10 years from the date the option is granted. The Committee determines the option exercise price per share. With respect to incentive stock options, the exercise price must at least equal the fair market value of a share of common stock as of the date the option is granted. The aggregate number of shares which may be issued under the plan is 600,000. This plan expired in January 1996.

A summary of the Company's stock option activity for its stock option plans for the three years ended December 30, 1995, is as follows:

                                                                                    Options
                                                                --------------------------------------------
                                                                                    Average
                                             Shares                                  Price
                                            Reserved            Outstanding        Per Share       Available
                                          ------------          -----------       ------------   -------------
 BALANCE,
   JANUARY 2, 1993                             555,815               193,409                           362,406
       Granted                                   --                   55,000       $11.74              (55,000)
       Canceled                                  --                  (12,450)       10.75               12,450
                                          ------------          ------------                     -------------
 BALANCE,
   JANUARY 1, 1994                             555,815               235,959                           319,856
       Granted                                   --                   70,584        11.50              (70,584)
       Canceled                                  --                  (16,500)       10.92               16,500
       Exercised                                (2,500)               (2,500)        8.50                 --
                                          ------------          ------------                     -------------

 BALANCE,
   DECEMBER 31, 1994                           553,315               287,543                           265,772
       Granted                                   --                   74,000         6.25              (74,000)
       Canceled                                  --                 (107,859)       10.50              107,859
                                          ------------          ------------                     -------------
 BALANCE,
   DECEMBER 30, 1995                           553,315               253,684                           299,631
                                          ============          ============                     =============

As of December 30, 1995, 62 employees held options under the 1986 plan for an aggregate of 203,684 shares at exercise prices from $6.25 to $14.00 with a weighted average option price of $8.77. These options expire in varying amounts through the year 2005.

As of December 30, 1995, under the 1989 nonemployee directors' plan, five directors held options for an aggregate of 50,000 shares at exercise prices from $9.25 to $11.00 with a weighted average option price of $10.53. These options expire in varying amounts through the year 2004.

As of December 30, 1995 and December 31, 1994, under all stock option plans, options for 127,600 shares and 161,959 respectively were exercisable at prices ranging from $6.25 to $14.00.

9. SHAREHOLDER RIGHTS PLAN:

The Company has a Shareholder Rights Plan (the "Rights Agreement") which was adopted by the Board of Directors on October 3, 1991. The Rights Agreement provides that each share of the Company's common stock outstanding as of October 14, 1991, has associated with it one Right to purchase one one-hundredth of a share of the Series A Preferred Shares at an exercise price of $40 per share. Such exercise price is subject to adjustment as described in the Rights Agreement.

The Rights will be exercisable only if a person or group obtains the right to acquire beneficial ownership of 20% or more of the outstanding common stock of the Company, or after the commencement of a tender offer or an exchange offer that would result in a person or group beneficially owning 20% or more of the outstanding common stock. If anyone acquires 20% or more of the Company's outstanding common stock, the Rights would entitle shareholders (other than the 20% acquiror) to purchase for $40 the number of shares of the Company's common stock which would have a market value of $80. In the event that the Company is acquired in a merger or other business combination, the Rights would entitle the shareholders (other than the acquiror) to purchase securities of the surviving company at a similar discount. In lieu of requiring payment of the exercise price of the Rights upon the occurrence of the above-noted events, the Company may permit the holders to simply surrender the Rights and receive the number of shares of the Company's common stock which would have a market value of $40.

The Company can redeem the Rights at $.01 per Right at any time until the twentieth day following a public announcement that a person or a group has acquired or obtained the right to acquire beneficial ownership of at least 20% of the Company's outstanding common stock. Under certain circumstances set forth in the Rights Agreement, the decision to redeem shall require the concurrence of a majority of the Continuing Directors, as defined in the Rights Agreement. The redemption period may be extended by the Board of Directors as long as the Rights are still redeemable. The Rights expire October 14, 2001.

10. INCOME TAXES:

Following are the domestic and foreign components of the loss before income taxes and cumulative effect of accounting changes:

                                                                         Fiscal Year Ended
                                                  ---------------------------------------------------------
                                                     December 30,          December 31,          January 1,
                                                         1995                  1994                1994
                                                    ---------------        ------------         -----------
                                                                          (in thousands)
 United States                                      $        756             $      (994)          $    644
 Foreign                                                 (11,200)                 (6,058)            (2,428)
                                                    ------------             -----------           --------
   Loss before income taxes and
   cumulative effect
   of accounting change                             $    (10,444)            $    (7,052)          $ (1,784)
                                                    ============             ===========           ========

The income tax (benefit) provision consists of the following:

                                                                Fiscal Year Ended
                                              ---------------------------------------------------

                                                 December 30,       December 31,     January 1,
                                                   1995                 1994           1994
                                               ---------------      ------------   -------------
                                                                   (in thousands)
 Current:
   Federal                                        $         501     $      (374)      $     139
   Foreign                                                --                136             144
                                                  -------------     -----------       ---------
       Total current                                        501            (238)            283
                                                  -------------     -----------       ---------
 Deferred:
   Federal                                                 (106)            108              20
   Foreign                                                 (526)            (96)           (168)
   Benefit of foreign net operating
     loss carryforwards                                  (1,019)          --              --
                                                  -------------     -----------       ---------
       Total deferred (benefit)                          (1,651)             12            (148)
                                                  -------------     -----------       ---------
 Total income tax (benefit) provision             $      (1,150)    $      (226)      $     135
                                                  =============     ===========       =========

Significant components of the deferred tax accounts at December 30, 1995 and December 31, 1994, are as follows:


                                                            December 30,       December 31,
                                                                1995              1994
                                                          ----------------   --------------
 Deferred tax assets:
  Patent costs                                                      44                175
  Accrued liabilities                                              388                192
  Net operating loss carryforwards                               6,108              6,621
  Other                                                            210                755
                                                           -----------        -----------
                                                                 6,750              7,743
  Valuation allowance                                           (5,478)            (6,613)
                                                           -----------        -----------

       Total assets                                              1,272              1,130
                                                           -----------        -----------
 Deferred tax liabilities:
  Inventory basis differences                                     --                 (747)
  Depreciation                                                    (280)              (400)
  Other                                                           (370)              (518)
                                                           -----------        -----------
       Total liabilities                                          (650)            (1,665)
                                                           -----------        -----------
 Net deferred asset (liability)                            $       622        $      (535)
                                                           ===========        ===========

Foreign and U.S. state operating loss carryforwards as of December 30, 1995, were $20.8 and $5.4 million, respectively. Of the $20.8 million of foreign losses, $17.2 million are available to offset future income through 2002. The balance of $3.6 million has an unlimited carryforward period. U.S. state operating losses are available through 2002.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for substantially all foreign and state net operating loss carryforwards generated from losses prior to 1995 for which realization is dependent on future taxable earnings. In 1995, the Company decreased its valuation reserves on Swiss operating loss carryforwards that are now expected to be realized based on the of improved earnings of the non-U.S. operations.

At December 30, 1995, retained earnings include $4.2 million of undistributed net income of foreign subsidiaries. Management considers such income to have been permanently invested and, therefore, no federal income taxes have been provided for these items.

A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:

                                                                     Fiscal Year Ended
                                                      -----------------------------------------------
                                                      December 30,     December 31,       January 1,
                                                          1995             1994              1994
                                                      --------------   ------------     -------------
                                                                     (in thousands)
 Income tax benefit on loss before income tax at
    statutory federal income tax rates               $      (3,551)     $    (2,376)      $      (607)
 Foreign tax rate differential                                 918               74               898
 State tax, net of federal benefit                             (27)               6               --
 Goodwill amortization                                         175               13                13
 Change in valuation allowance                               1,345            1,986              (158)
 Other                                                         (10)              71               (11)
                                                     -------------      -----------       -----------
 Income tax (benefit) provision                      $      (1,150)     $      (226)      $       135
                                                     =============      ===========       ===========

11. COMMITMENTS AND CONTINGENCIES:

The Company leases certain office and plant facilities and equipment under non-cancelable leases. These leases expire in periods ranging from one to five years and, in certain instances, provide for purchase options.

Immediately prior to the acquisition of Hasler, the Company's large heavy duty feeder division, the acquired company entered into a sale/leaseback agreement on its real property in Switzerland. The net proceeds of this transaction were distributed to the seller as a dividend. The gain from this transaction has been classified as Other Noncurrent Liabilities in the Company's consolidated balance sheets. This deferred gain is being amortized over the life of the resulting operating lease (10 years). Amortization of the deferred gain for 1995, 1994 and 1993 was $468,000, $403,000, and $379,000, respectively.

As of December 30, 1995, future minimum payments under capital and operating leases having noncancelable terms in excess of one year are summarized below.

                                                                   Capital         Operating
                                                                   Leases           Leases
                                                               --------------   --------------
                                                                        (in thousands)
 1996                                                            $      121     $       971
 1997                                                                    81             781
 1998                                                                    --             649
 1999                                                                    --             562
 2000                                                                    --             454
                                                                 ----------     -----------
                                                                        202     $     3,417
                                                                                ============
 Less- Amount representing interest                                     (28)
                                                                 ----------
 Present value of net minimum lease payments                     $      174
                                                                 ==========

Rent expense for 1995, 1994 and 1993 was $1,719,000, $1,551,000 and $1,300,000,
respectively.

K-Tron America, Inc. (a wholly owned subsidiary of the Company) has entered into an inventory purchase agreement with one of its major suppliers. Under this agreement, K-Tron America, Inc., has committed to purchase component inventory of $1,000,000 and $320,000 during 1996 and 1997, respectively.

The Company has one year employment agreements with six executives totaling $642,000 for 1996.

12. GEOGRAPHIC AREA INFORMATION:

The Company is engaged in one business segment, the development, manufacturing and marketing of gravimetric and volumetric feeders, blenders and related industrial control equipment. No single customer accounted for more than 10% of total sales.

                                                             United       Western        Elimi-       Consoli-
                                                             States        Europe       nations        dated
                                                          ---------     ---------     ---------     --------
                                                                             (in thousands)
 FISCAL YEAR ENDED DECEMBER 30, 1995:
   Revenues-
     Sales to unaffiliated customers                      $32,156       $78,238       $  --         $110,394
     Sales to affiliates                                    3,445         4,034        (7,479)         --
                                                          -------       -------       -------       --------
                  Total sales                             $35,601       $82,272       $(7,479)      $110,394
                                                          =======       =======       =======       ========
   Operating income (loss)                                $ 2,014       $(8,282)      $   (34)      $ (6,302)
                                                          =======       =======       =======
   Interest expense                                                                                   (4,142)
                                                                                                    --------
   Loss before income taxes                                                                         $(10,444)
                                                                                                    ========
                  Total assets                            $21,553       $47,843       $  (100)      $ 69,296
                                                          =======       =======       =======       ========

 FISCAL YEAR ENDED DECEMBER 31, 1994:
   Revenues-
     Sales to unaffiliated customers                      $28,969       $75,803       $  --         $104,772
     Sales to affiliates                                    3,995         4,833        (8,828)         --
                                                          -------       -------       -------       --------
                  Total sales                             $32,964       $80,636       $(8,828)      $104,772
                                                          =======       =======       =======       ========
   Operating income (loss)                                $   276       $(2,865)      $     9       $ (2,580)
                                                          =======       =======       =======
   Interest expense                                                                                   (4,472)
                                                                                                    --------
   Loss before income taxes                                                                         $ (7,052)
                                                                                                    ========
                  Total assets                            $27,647       $82,315       $   (12)      $109,950
                                                          =======       =======       =======       ========
 FISCAL YEAR ENDED JANUARY 1, 1994:
   Revenues-
     Sales to unaffiliated customers                      $30,399       $77,567       $  --         $107,966
     Sales to affiliates                                    2,553         1,905        (4,458)         --
                                                          -------       -------       -------       --------
            Total sales                                   $32,952       $79,472       $(4,458)      $107,966
                                                          =======       =======       =======       ========
   Operating income                                       $ 1,737       $   711       $   (40)      $  2,408
                                                          =======       =======       =======
   Interest expense                                                                                   (4,192)
                                                                                                    --------
   Loss before income taxes and cumulative effect of
       accounting changes                                                                           $ (1,784)
                                                                                                    ========
                  Total assets                            $27,945       $73,423       $   (72)      $101,296
                                                          =======       =======       =======       ========

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
K-Tron International, Inc.
Cherry Hill, New Jersey

We have audited the consolidated financial statements of K-Tron International, Inc. and subsidiaries for the fiscal year ended January 1, 1994, and have issued our report thereon dated March 11, 1994; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of K-Tron International, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 11, 1994

                                                                      SCHEDULE I
                          K-TRON INTERNATIONAL, INC.

                      CONDENSED FINANCIAL INFORMATION OF

                          REGISTRANT BALANCE SHEETS

                   DECEMBER 30, 1995 AND DECEMBER 31, 1994
                   (dollars in thousands except share data)

                                                                          December 30,        December 31,
                                ASSETS                                        1995                1994
                                                                       ----------------    -----------------
 CURRENT ASSETS:
   Cash and cash equivalents                                          $           45       $           8
   Income tax receivable                                                         --                  442
   Deferred income taxes                                                         482                 328
   Prepaid expenses and other current assets                                     113                 143
                                                                       -------------       -------------
          Total current assets                                                   640                 921
 PROPERTY, PLANT AND EQUIPMENT, NET                                              187                 360
 INVESTMENT IN SUBSIDIARIES                                                   21,514              29,805
 EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                                   --                   245
 OTHER ASSETS                                                                   --                    38
                                                                       -------------       -------------
          Total assets                                                 $      22,341       $      31,369
                                                                       =============       =============
                 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable to banks                                                $       --         $     10,850
   Current portion of long-term debt                                             --                   83
   Accrued expenses and other current liabilities                              1,189                 801
   Intercompany payables, net                                                  6,491                 788
                                                                       -------------       -------------
          Total current liabilities                                            7,680              12,522
                                                                        -------------
 LONG-TERM DEBT, NET OF CURRENT PORTION                                        5,005                 138
                                                                       -------------       -------------
 DEFERRED INCOME TAXES                                                           235                 188
                                                                       -------------       -------------
 COMMITMENTS AND CONTINGENCIES                                                 --                  --
                                                                       -------------       -------------
 SERIES A JUNIOR PARTICIPATING PREFERRED SHARES, $.01 par value, authorized 50,000 shares;
   none issued                                                                  --                 --
                                                                       -------------       -------------

 SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
     950,000 shares; none issued                                               --                  --
   Common stock, $.01 par value; authorized
     15,000,000 shares; issued 4,175,585 shares
     and 4,150,887 shares                                                         42                  41
   Paid-in capital                                                            13,980              13,865
   Retained earnings                                                           5,776              15,070
   Cumulative translation adjustments                                            187                 109
                                                                       -------------       -------------
          Total                                                               19,985              29,085
 Treasury stock, 1,062,950 shares, at cost                                   (10,564)            (10,564)
                                                                       -------------       -------------
          Total shareholders' equity                                           9,421              18,521
                                                                       -------------       -------------
          Total liabilities and shareholders' equity                   $      22,341       $      31,369
                                                                       =============       =============

    The accompanying note is an integral part of these financial statements.

                                                                      SCHEDULE I
                                                                     (Continued)
                           K-TRON INTERNATIONAL, INC.

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT INCOME STATEMENT

            DECEMBER 30, 1995, DECEMBER 31, 1994 AND JANUARY 1, 1994

                    (dollars in thousands except share data)

                                                                                Fiscal Year Ended
                                                              ----------------------------------------------------
                                                                 December 30,        December 31,      January 1
                                                                     1995               1994             1994
                                                              ---------------     -----------------   ------------
 REVENUES:
   Management fees                                            $       4,393       $       4,444      $      5,055
   Other income, net                                                     10                  24                43
                                                              -------------       -------------      ------------
         Total revenues                                               4,403               4,468             5,098
                                                              -------------       -------------      ------------
 OPERATING EXPENSES:
   Selling, general and administrative                                3,385               3,459             4,076
   Research and development                                              95                 194               195
   Loss on disposition of business                                    1,045               --                --
                                                              -------------       -------------      ------------
                                                                      4,525               3,653             4,271
                                                              -------------       -------------      ------------
 OPERATING (LOSS) INCOME                                               (122)                815               827
 INTEREST EXPENSE                                                       803                 988               931
                                                              -------------       -------------      ------------
       Loss before income taxes and net
         loss of subsidiaries and
         cumulative effect of accounting changes                       (925)               (173)             (104)
 INCOME TAX BENEFIT                                                    (314)                (59)              (35)
                                                              -------------       -------------      ------------
       Loss before net loss of subsidiaries
         and cumulative
         effect of accounting changes                                  (611)               (114)              (69)

 EQUITY IN NET LOSS OF SUBSIDIARIES                                  (8,683)             (6,712)           (1,850)
                                                              -------------       -------------      ------------
       Loss before cumulative
         effect of accounting changes                                (9,294)             (6,826)           (1,919)

 CUMULATIVE EFFECT OF ACCOUNTING CHANGES                               --                  --                 854
                                                              -------------       -------------      ------------
       Net loss                                               $      (9,294)      $      (6,826)     $     (1,065)
                                                              =============       =============      ============
 LOSS PER SHARE BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGES                               $       (3.00)      $       (2.22)     $       (.62)

 CUMULATIVE EFFECT OF ACCOUNTING CHANGES                               --                  --                 .27
                                                              -------------       -------------      ------------
 LOSS PER SHARE                                               $       (3.00)      $       (2.22)     $       (.35)
                                                              =============       =============      ============

 WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT
   SHARES OUTSTANDING                                             3,096,000           3,079,000         3,075,000
                                                              =============       =============      ============

        The accompanying note is an integral part of these financial statements.

                                                                      SCHEDULE I
                                                                     (Continued)

                           K-TRON INTERNATIONAL, INC.


            CONDENSED FINANCIAL INFORMATION OF REGISTRANT CASH FLOWS

                             (dollars in thousands)


                                                                                Fiscal Year Ended
                                                              ----------------------------------------------------
                                                                 December 30,         December 31,      January 1
                                                                     1995                 1994             1994
                                                              -----------------   -----------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                  $       (9,294)     $       (6,826)     $     (1,065)
    Equity in net loss of subsidiaries                                 8,683               6,712             1,850
    Depreciation and amortization                                        129                 579               625
    Cumulative effect of accounting changes                            --                  --                 (854)
    Other, primarily working capital changes                           6,273              (1,483)            3,788
                                                              --------------      --------------      ------------
         Net cash provided by (used in)
           operating activities                                        5,791              (1,018)            4,344
                                                              --------------      --------------      ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (25)                (43)             (439)
                                                              --------------      --------------      ------------
         Net cash used in investing activities                           (25)                (43)             (439)
                                                              --------------      --------------      ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

   Net (repayments) borrowings under
      bank agreements                                                 (5,845)              1,495            (1,854)
   Principal payments on long-term debt                                 --                  (811)           (2,149)
   Proceeds from issuance of common stock                                116                 276               207
                                                              --------------      --------------      ------------

         Net cash (used in) provided by
           investing activities                                       (5,729)                960            (3,796)
                                                              --------------      --------------      ------------
         Net increase (decrease) in cash
           and cash equivalents                                           37                (101)              109

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                       8                 109             --
                                                              --------------      --------------      ------------

 CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                $           45      $            8      $        109
                                                              ==============      ==============      ============




    The accompanying note is an integral part of these financial statements.

                                                                      SCHEDULE I
                                                                     (Continued)


                           K-TRON INTERNATIONAL, INC.


                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          NOTE TO FINANCIAL STATEMENTS

                               DECEMBER 30, 1995




Note 1: These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto beginning on page F-4.

                                                                     SCHEDULE II

                           K-TRON INTERNATIONAL, INC.


                               VALUATION RESERVES



                                           Balance at                          Additions
                                           Beginning                            Charged                              Balance at
                                           of Period         Disposed(2)       to Income         Deductions (1)     End of Period
                                         -------------     -------------     -------------    ----------------    ----------------
 Fiscal year ended 12/30/95:
   Allowance for doubtful accounts       $   1,523,000     $    (956,000)    $     564,000    $      54,000       $      1,077,000


 Fiscal year ended 12/31/94:
   Allowance for doubtful accounts       $   1,342,000             --              329,000          148,000              1,523,000


 Fiscal year ended 1/1/94:
   Allowance for doubtful accounts       $   1,406,000             --              135,000          199,000              1,342,000





(1) Accounts written off less recoveries, net of foreign exchange translation adjustment.

(2)  Reduction due to sale of subsidiaries.

                                 EXHIBIT INDEX

 EXHIBIT       DESCRIPTION
 -------       -----------
 10.1.5        Forbearance Agreement and Fourth Amendment to Revolving Credit and Term Loan
               Agreement dated February 28, 1996 by and among K-Tron International, Inc., K-Tron
               America, Inc., K-Tron Technologies, Inc., K-Tron Investment Co., K-Tron Patent,
               Inc., First Union National Bank, PNC Bank, N.A. and United Jersey Bank

 10.1.6        Forbearance Agreement by and among Swiss Bank Corp. Aarau, Credit Suisse Aarau,
               Swiss Volksbank, Union Bank of Switzerland, Banque Cantonale Neuchateloise, CS
               Immobilien Leasing Ltd., K-Tron (Switzerland) Ltd., K-Tron Vertech Ltd., K-Tron
               Patent Ltd., K-Tron Asia Pacific Pte Ltd, K-Tron International Inc. and K-Tron
               Investment Co.

 10.2.3        K-Tron International, Inc. 1996 Equity Compensation Plan

 10.2.4        K-Tron International, Inc. Employee Stock Purchase Plan, as amended and restated

 11.1          Computation of (Loss) Earnings per Common and Common Equivalent Share

 21.1          Subsidiaries

 23.1          Consent of Arthur Andersen LLP

 23.2          Consent of Deloitte & Touche LLP

 27            Financial Data Schedule