Form 10-Q
period 1996-03-30
K TRON INTERNATIONAL INC
filed 1996-05-02
CIK 20

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
/X/          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 1996

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    ------

                        Commission File Number   0-9576

                           K-TRON INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                 22-1759452
(State or other jurisdiction of                (IRS Employer ID #)
 incorporation of organization)

                                Routes 55 & 553
                                  P.O. Box 888
                               Pitman, New Jersey
                                   08071-0888
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (609) 589-0500
              (Registrant's Telephone Number Including Area Code)

                                 Not Applicable
              (Former name, former address and formal fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X     NO

The number of shares of Common Stock outstanding as of March 30, 1996 was:

                                3,112,635 Shares

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                     INDEX


                                                           Page No.
PART  I.       FINANCIAL INFORMATION
               ---------------------

     Item 1.   Financial Statements
               --------------------

               Consolidated Balance Sheets                     1
                March 30, 1996 and December 30, 1995

               Consolidated Statements of Operations           2
                and Retained Earnings
                Three Months Ended
                March 30, 1996 and April 1, 1995

               Consolidated Statements of Cash Flows           3
                Three Months Ended March 30, 1996 and
                April 1, 1995

               Notes to Consolidated Financial                4-5
                Statements

     Item 2.   Management's Discussion and Analysis           6-11
                of Financial Condition and Results
                of Operations

PART II.       OTHER INFORMATION
               -----------------

     Item 3.   Defaults upon Senior Securities                12

     Item 6.   Exhibits and Reports on Form 8-K               12

Item 1.  Financial Statements

                         PART I.  FINANCIAL STATEMENTS
                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                    (Dollars in Thousands except Share Data)

                                                                 March 30,  December 30,
                                                                   1996         1995
                                                                (Unaudited)   (Audited)
                    ASSETS
                    ------
CURRENT ASSETS:
 Cash and cash equivalents                                       $   2,450    $  3,239
 Accounts receivable (less allowance for doubtful accounts of
   $1,031 and $1,077)                                               20,774      20,849
 Inventories                                                        16,993      18,534
 Deferred income taxes                                                 968       1,088
 Prepaid expenses and other current assets                           1,203       1,512
                                                                 ---------    --------
     TOTAL CURRENT ASSETS                                           42,388      45,222
 PROPERTY, PLANT AND EQUIPMENT, net                                 16,962      17,595
 PATENTS AND LICENSES (Net of accumulated amortization
 of  $4,654  and $4,644)                                               486         480
 EXCESS OF COST OVER NET ASSETS ACQUIRED
 (Net of accumulated amortization of $3,076 and $3,009)              5,442       5,597
 OTHER ASSETS                                                          160         402
                                                                 ---------    --------
     TOTAL ASSETS                                                $  65,438    $ 69,296
                                                                 =========    ========


                    LIABILITIES & SHAREHOLDERS' EQUITY
                    ----------------------------------
CURRENT LIABILITIES:
 Current portion of long-term debt                               $  7,882     $  2,133
 Accounts payable                                                   6,495        9,250
 Accrued expenses & other current liabilities                       3,469        2,558
 Accrued payroll                                                    1,685        1,459
 Accrued commissions                                                2,534        2,523
 Customer advances                                                  2,660        2,612
 Accrued warranty                                                   1,070          893
 Income taxes payable                                                 563          680
                                                                 --------     --------
     TOTAL CURRENT LIABILITIES                                     26,358       22,108
LONG-TERM DEBT; NET OF CURRENT PORTION                             26,593       35,004
DEFERRED INCOME TAXES                                                 466          466
OTHER NONCURRENT LIABILITIES                                        2,124        2,297
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
 SHARES, $.01 par value - authorized 50,000 shares; none issued        --           --
SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value - authorized 950,000 shares;
   none issued                                                         --           --
 Common stock, $.01 par value - authorized 15,000,000 shares;
   issued 4,175,585 shares and 4,175,585 shares                        42           42
 Paid-in capital                                                   13,980       13,980
 Retained earnings                                                  6,528        5,776
 Cumulative translation adjustments                                   (89)         187
                                                                 --------     --------
                                                                   20,461       19,985
 Treasury stock, 1,062,950 shares - at cost                       (10,564)     (10,564)
                                                                 --------     --------
     TOTAL SHAREHOLDERS' EQUITY                                     9,897        9,421
                                                                 --------     --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 65,438     $ 69,296
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
                                  (Unaudited)


                                                    Three Months Ended
                                                 March 30,       April 1,
                                                   1996            1995
                                                 ----------     ----------
REVENUES                                         $   23,579     $   30,503

COST OF REVENUES                                     13,646         19,292
                                                 ----------     ----------
 Gross profit                                         9,933         11,211

OPERATING EXPENSES
 Selling, general and administrative                  7,512         10,210
 Research and development                               613            976
                                                 ----------     ----------
                                                      8,125         11,186
                                                 ----------     ----------

OPERATING PROFIT                                      1,808             25

INTEREST EXPENSE                                        596          1,305
                                                 ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES                     1,212         (1,280)

INCOME TAX PROVISION                                    460             --
                                                 ----------     ----------

NET INCOME (LOSS)                                       752         (1,280)

RETAINED EARNINGS
 Beginning of period                                  5,776         15,070
                                                 ----------     ----------
 End of period                                   $    6,528        $13,790
                                                 ==========     ==========

EARNINGS (LOSS) PER SHARE                        $      .24     $ (    .41)
                                                 ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING             3,127,000      3,089,000
                                                 ==========     ==========



                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                           March 30,            April 1,
                                                                             1996                 1995
OPERATING ACTIVITIES:
 Net Income (loss)                                                          $   752             $(1,280)
 Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
 Depreciation and amortization                                                  796               1,642
 Amortization of deferred gain on sale/leaseback transaction                   (116)                (96)
 Deferred income taxes                                                          110                (113)
 Changes in assets and liabilities:
     Accounts receivable, net                                                  (272)                350
     Inventories                                                              1,284              (3,130)
     Prepaid expenses and other current assets                                  286                (679)
     Other assets                                                              (143)                 99
     Accounts payable                                                        (2,637)              1,965
     Accrued expenses and other current liabilities                           1,214                 163
     Accrued warranty                                                           202                 156
     Income taxes                                                              (115)                 64
                                                                           --------             -------
 Net cash provided by (used in) operating activities                          1,361                (859)
                                                                           --------             -------

INVESTING ACTIVITIES:
 Capital expenditures                                                          (125)               (233)
 Investment in patents and licenses                                             (16)                 (1)
                                                                           --------             -------

 Net cash used in investing activities:                                        (141)               (234)
                                                                           --------             -------

FINANCING ACTIVITIES:
 Net (payments) borrowings under notes payable to banks                      (1,871)              1,490
 Principal payments on long-term debt                                           (89)               (103)
                                                                           --------             -------

 Net cash (used in) provided by financing activities                         (1,960)              1,387
                                                                           --------             -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS                                                               (49)               (120)
                                                                           --------             -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (789)                174
                                                                           --------             -------

CASH AND CASH EQUIVALENTS
 Beginning of period                                                          3,239               1,086
                                                                           --------             -------
 End of period                                                              $ 2,450             $ 1,260
                                                                           ========             =======

                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)

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

The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 30, 1995 which was previously filed with the Securities and Exchange Commission.

2.   Supplemental Disclosures of Cash Flow Information
     -------------------------------------------------

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash paid in the first quarter of 1996 and 1995 for interest was $.4 million and $1.1 million, respectively and for income taxes was $.5 million and $.4 million, respectively.

3.   Disposition of Businesses
     -------------------------

In June 1995 the Company sold Colortronic GmbH and rights to several related patents and patent applications, resulting in a pretax loss of $10.5 million in 1995. In the fourth quarter of 1995, the Company sold certain operations in France and Brazil, resulting in a pretax loss of $0.7 million in 1995.

See Management's Discussion and Analysis of Financial Conditions and Results of Operations ("MD&A") for the pro forma impact of the sale of these businesses on the results of operations for the first quarter of 1995.

4.   Maturity of Debt
     ----------------

As discussed in the MD&A, the Company is currently operating under the U.S. and Swiss forbearance agreements. These forbearance agreements are scheduled to expire January 31, 1997 and March 31, 1997, respectively. The U.S. bank debt of $7.6 million as of March 30, 1996 has been reclassified to short-term debt. Swiss bank debt ($26.7 million as of March 30, 1996) will be reclassified to short-term debt at the end of the second quarter of 1996. The Company has received written proposals from other financial institutions to replace its U.S. bank debt. Due diligence has begun with two prospective new lenders, but there can be no assurance that this will result in new U.S. borrowing arrangements. The Company is also exploring ways to reduce its bank indebtedness in Switzerland.

ITEM 2.                   K-TRON INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 30, 1996

Overview
- --------

     As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, the Company and its U.S. manufacturing subsidiary are in default under several financial covenants contained in their loan agreement with three U.S. banks, and the Company's Swiss manufacturing subsidiary is in violation of certain equity guarantees contained in its loan agreements with several Swiss lenders, resulting in a default under each of those loan agreements. These defaults are continuing and have not been waived. Forbearance agreements exist with the U.S. and Swiss lenders which are described in more detail in the Form 10-K. At March 30, 1996, the principal amounts outstanding under the U.S. and Swiss loan agreements were $7.6 million and $26.7 million, respectively.

     The Company is seeking alternative debt or equity financing and has received written proposals from other financial institutions to replace its U.S. bank debt. Due diligence has begun with two prospective new lenders, but there can be no assurance that this will result in new U.S. borrowing arrangements. The Company is also exploring ways to reduce its bank indebtedness in Switzerland.

     Since the 1995 dispositions of the Company's Colortronic, Brazilian and Hasler France businesses and the discontinuance of the other Colortronic brand business (collectively the "Discontinued Businesses"), the Company's results have improved significantly, and it reported net income of $752,000 for the first quarter of 1996 as well as $375,000 and $561,000 for the third and fourth quarters of 1995, respectively. Cash flow from operations has also improved, enabling the Company to reduce bank debt in the first quarter of 1996 by $1,960,000 and by $5,368,000 in the second half of 1995.

     The Company has no borrowing availability under its U.S. loan agreement but has $4.2 million of availability under certain of its Swiss loan agreements. Management believes that cash flow will be sufficient in 1996 to sustain the business and further that the Company and its subsidiaries will be able to comply with all of the covenants and payment provisions contained in both the U.S. and Swiss forbearance agreements. Management further believes that through the successful completion of new financings in 1996 and operating performance, the Company will be able to either refinance or extend the maturities of the two forbearance agreements before they expire in 1997, but there can be no assurance that this will happen.

     K-Tron is an international company with approximately two-thirds of its business arising from sources outside the United States, primarily Europe. As such the financial position and performance of the Company is sensitive to both translation and transaction fluctuations in foreign currency exchange rates.


Results of Operations
- ---------------------

     In the first quarter of 1996, the Company reported net income of $752,000 as compared to a net loss of $1,280,000 for the same period in 1995. On a pro forma basis, if the actions regarding the Discontinued Businesses had occurred at the beginning of the 1995 fiscal year, the Company would have had net income of $153,000 in the first quarter of the 1995 fiscal year.

     The following table sets forth the Company's results of operations for the periods indicated, as well as the first quarter 1995 on a pro forma basis as described above:

                              Three Months Ended
                              ------------------
                                 ($ in 000's)
                                                                April 1,1995
                                 March 30,                      ------------
                                   1996                 Pro Forma            As Reported
                                 --------               ---------            -----------
Total Revenues              $23,579      100.0%     $19,124     100.0%     $30,503      100.0%
Cost of Revenues             13,646       57.9       10,780      56.4       19,292       63.2
                            -------      -----      -------     -----     --------      -----
Gross Profit                  9,933       42.1        8,344      43.6       11,211       36.8
Selling, General
 and Administrative           7,512       31.9        6,938      36.3       10,210       33.5
Research and
 Development                    613        2.6          616       3.2          976        3.2
                            -------      -----      -------     -----     --------      -----
Operating Profit              1,808        7.6          790       4.1           25         .1
Interest                        596        2.5          637       3.3        1,305        4.3
                            -------      -----      -------     -----     --------      -----
Income (loss) before
 income taxes               $ 1,212        5.1%     $   153       0.8%    $(1,280)       (4.2%)
                            =======      =====      =======     =====     ========      =====

Backlog after excluding
the Discontinued
Businesses (at a
constant foreign
exchange rate)              $24,226                 $22,014
                            =======                 =======

     Translation of the Company's foreign revenues and results of operations into U.S. dollars is affected by changes in foreign exchange rates, particularly with respect to the Swiss franc and the Deutsche mark. Revenues and earnings for the first quarter of 1996 were affected by changes in various foreign currency exchange rates, including in particular the average U.S. dollar/Swiss franc, average U.S. dollar/Deutsche mark and average Deutsche mark/Swiss franc exchange rates, as follows:

                                              Three Months Ended
                                              ------------------
                                         March 30,         April 1,
                                           1996              1995
                                           ----              ----
Swiss franc average rate                   $.839             $.806
% appreciation vs. prior year                       +4.1%

Deutsche mark average rate                 $.681             $.677
% appreciation vs. prior year                        +.6%

Deutsche mark average rate vs.
Swiss franc average rate                    .812              .840
% depreciation vs. prior year                       -3.4%


     Total revenues decreased by $6.9 million or 22.7% (23.5% when using a constant foreign exchange rate) in the first quarter of 1996 when compared to the same period in 1995 and increased by $4.4 million or 23.3%(25.0% when using a constant foreign exchange rate) in the first quarter of 1996 when compared to the pro forma 1995 revenues. Total revenues increased as compared to the pro forma 1995 first quarter revenues due to a strong United States and European backlog at the end of 1995, continued strong 1996 order in-flow and the effect of a weaker U.S. dollar relative to the Swiss franc and Deutsche mark.

     Gross margin as a percent of revenues improved to 42.1% in the first quarter of 1996 as compared to 36.8% for the same period in 1995 (43.6% after excluding the Discontinued Businesses). The improvement in gross margin in 1996 was due to volume and price increases and cost reductions as well as the June 1995 sale and discontinuance of the Colortronic business which had low margins, offset by the inability to pass on increased costs caused by the appreciation of the Swiss franc to customers in certain European countries, primarily Germany. The decrease in margin of 1.5% when compared to the margins without the Discontinued Businesses was primarily due to the inability to pass on increased costs caused by the appreciation of the Swiss franc to customers in certain European countries, primarily Germany, and product mix.

     Selling, general and administrative (SG&A) expense decreased by $2.7 million or 26.4% in the first quarter of 1996 as compared to the same period in
1995.   The decrease in SG&A in the first quarter was due to the elimination of
SG&A expenses associated with the Discontinued Businesses offset by higher foreign exchange translation rates. After excluding the SG&A expenses relating to the Discontinued Businesses from the first quarter of 1995, the 1996 first quarter SG&A increased by $0.6 million, but decreased by 4.4% as a percent of revenues. The increase in dollars was due to higher commissions and selling expenses related to the increased sales volume as well as higher foreign exchange translation rates. The decrease as a percentage of revenues was due to an increase in revenues.

     Research and development (R&D) expenditures decreased by $0.4 million or 37.2% in the first quarter of 1996 as compared to the same period in 1995 due to the elimination of Colortronic expenses, offset in part by using for other purposes certain resources previously allocated to Colortronic and higher foreign exchange translation rates. R&D expense as a percent of revenues was 2.6% in the first quarter of 1996 and 3.2% in the same period in 1995 (3.2% excluding the Discontinued Businesses).

     Interest expense decreased by $0.7 million or 54% in the first quarter of 1996 as compared to the same period in 1995 due to lower debt levels, offset in part by increased interest rates in the United States and higher foreign exchange translation rates. Interest expense as a percent of revenues was 2.5% in the first quarter of 1996 and 4.2% in the same period in 1995 (3.3% excluding Discontinued Businesses).

     A provision for income taxes was recorded on the first quarter 1996 income. No tax provision was made in 1995 due to losses incurred in the first quarter of 1995. The effective tax rate for the first quarter of 1996 was 38%.

     The Company's backlog increased by 10% at the end of the first quarter of 1996 compared to the same period in 1995 (excluding the Discontinued Businesses and at a constant foreign exchange rate) due to strong bookings in the United States and Europe.

Liquidity and Capital Resources
- -------------------------------

     The Company's capitalization as of the end of the first quarter of 1996 and fiscal year end 1995 is set forth below:


                                   March 30,       Dec. 30,
(Dollars in Thousands)               1996            1995
                                     ----            ----
Short-term debt including
   current portion of
   long-term debt                  $ 7,882         $ 2,133

Long-term debt                      26,593          35,004
                                   -------         -------
Total debt                          34,475          37,137

Shareholders' equity                 9,897           9,421
                                   -------         -------
Total debt and share-
  holders' equity                  $44,372         $46,558
                                   =======         =======
Percent debt to total
  capitalization                       78%             80%

Percent long-term
  debt to equity                      269%            372%

Percent total debt to
 equity                               348%            394%

     Total debt decreased by $2.7 million in the first quarter of 1996, of which $0.7 million was due to the effect of foreign exchange translation. Total debt without the effect of the foreign exchange translation decreased by $2.0 million. European and U.S. debt decreased by $1.6 million and $0.4 million, respectively. The Company has no borrowing availability under its U.S. loan agreement, but at March 30, 1996 it had $4.2 million of available credit facilities in Europe.

     The increase in short-term debt of $5.7 million in the first quarter of 1996 is primarily due to the reclassification of the U.S. bank debt to short-term as a result of the maturity in January 1997 of the debt in accordance with the forbearance agreement. The Swiss bank debt of $26.7 million will be similarly reclassified at the end of the second quarter of 1996.

     At the end of March 1996 and December 1995, working capital was $16.0 million and $23.1 million, respectively, and the ratio of current assets to current liabilities was 1.61 and 2.05, respectively. Working capital decreased in 1996 primarily due to the reclassification of long-term debt to short-term debt as discussed above.

     In the first quarter of 1996, the Company utilized internally-generated funds to meet its working capital needs and reduce long-term debt. In 1995, the Company met its working capital needs by utilizing short and long-term borrowings as well as by increasing the aging of accounts payable.

     Operating activities provided $1.4 million in positive cash flow in the first quarter of 1996 as compared to using $0.9 million in the same period of 1995. The increase in operating cash flow was primarily the result of operating profits generated in the first quarter of 1996, and reduction of inventory levels, offset in part by a net reduction in accounts payable and accrued expenses. The significant loss in 1995 was the primary reason for the use of cash in 1995.

     Cash used in financing activities for the first quarter of 1996 was for the reduction of debt and was obtained from the cash provided from operating activities.

     Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused a translation adjustment decrease in shareholders' equity of $.3 million in the first quarter of 1996.

                          PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, the Company and its U.S. manufacturing subsidiary are in default under several financial covenants contained in their loan agreement with three U.S. banks, and the Company's Swiss manufacturing subsidiary is in violation of certain equity guarantees contained in its loan agreements with several Swiss lenders, resulting in a default under each of those loan agreements. These defaults are continuing and have not been waived.

     On February 28, 1996, the Company and its U.S. subsidiaries entered into an amendment to their existing forbearance agreement with the U.S. banks in which such banks agreed to forbear in the exercise of their rights and remedies under the loan documents through the earlier of January 31, 1997 or the occurrence of a new event of default thereunder. At March 30, 1996, the principal amount outstanding under the U.S. loan agreement was $7.6 million.

     In early 1996, an agreement was entered into among the Company's Swiss subsidiary, several other K-Tron companies and the lenders to the Swiss subsidiary under which the lenders have agreed to defer until March 31, 1997 the repayment of credit lines and the principal payments on fixed loans that become due prior to that date. At March 30, 1996, the principal amount outstanding under the Swiss loan agreements was $26.7 million.

     More details about the U.S. and Swiss Forbearance Agreements are contained in the Company's Annual Report on Form 10-K for the fiscal year ending December 30, 1995.

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


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a) Exhibits

    11.1  Computation of Earnings (Loss) Per Share
    27.1  Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K for the three months ended March 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.




                                            K-TRON INTERNATIONAL, INC.




Date: May 2, 1996
- -----------------
                                            By:  /s/ Robert L. Weinberg
                                            ---------------------------
                                            Robert L. Weinberg
                                            Senior Vice President &
                                            Chief Financial
                                            Officer (Duly authorized
                                            officer and principal financial
                                            officer of the registrant)



                                            By: /s/ Alan R. Sukoneck
                                            ---------------------------
                                            Alan R. Sukoneck
                                            Vice President & Controller
                                            (Duly authorized officer and
                                            principal accounting officer
                                            of the registrant)

                                 EXHIBIT INDEX



Exhibit
11.1                            Computation of Earnings
                                (Loss) Per Share

27.1                            Financial Data Schedule