Form 10-Q
period 1996-06-29
K TRON INTERNATIONAL INC
filed 1996-07-26
CIK 20

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996
                                                 -------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the transition period from --------- to ----------

                       Commission File Number   0-9576
                                                ------
                          K-TRON INTERNATIONAL, INC.
- ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                   22-1759452
- -------------------------------             ----------------------------
(State or other jurisdiction of                   (IRS Employer ID #)
 incorporation of organization)

                                Routes 55 & 553
                                  P.O. Box 888
                               Pitman, New Jersey
                                   08071-0888
                    ----------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                               (609) 589-0500
                    ----------------------------------------
              (Registrant's Telephone Number Including Area Code)

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

The number of shares of Common Stock outstanding as of June 29, 1996 was:

                                3,126,657 Shares

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                     INDEX


                                                                                                Page No.
                                                                                                --------
PART  I.                          FINANCIAL INFORMATION
                                  ---------------------

         Item 1.         Financial Statements
                         --------------------

                         Consolidated Balance Sheets                                                 1
                          June 29, 1996 and December 30, 1995

                         Consolidated Statements of Operations                                       2
                          and Retained Earnings for the Three and
                          Six Months Ended June 29, 1996 and
                          July 1, 1995

                         Consolidated Statements of Cash Flows                                       3
                          Six Months Ended June 29, 1996 and
                          July 1, 1995

                         Notes to Consolidated Financial                                            4-5
                          Statements

         Item 2.         Management's Discussion and Analysis                                       6-12
                          of Financial Condition and Results
                          of Operations

PART II.                 OTHER INFORMATION
                          -----------------

         Item 3.         Defaults upon Senior Securities                                             13

         Item 4.         Submission of Matters to a Vote of
                         Security Holders                                                         13-14

         Item 6.         Exhibits and Reports on Form 8-K                                            14

ITEM 1.  FINANCIAL STATEMENTS

                         PART I.  FINANCIAL STATEMENTS
                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   -----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                    (Dollars in Thousands except Share Data)

                                                                               June 29,                 December 30,
                                                                                 1996                      1995
                                                                              (Unaudited)                (Audited)
                                                                              -----------                ---------
                                  ASSETS
                                  ------
CURRENT ASSETS:
  Cash and cash equivalents                                                   $ 3,325                    $  3,239

  Accounts receivable (less allowance for doubtful accounts of
    $1,002 and $1,077)                                                         17,676                      20,849

  Inventories                                                                  16,190                      18,534

  Deferred income taxes                                                           868                       1,088

  Prepaid expenses and other current assets                                     1,098                       1,512
                                                                              -------                     -------
         TOTAL CURRENT ASSETS                                                  39,157                      45,222

  PROPERTY, PLANT AND EQUIPMENT, net                                           16,253                      17,595

  PATENTS AND LICENSES (Net of accumulated amortization
  of  $4,664  and $4,644)                                                         490                         480

  EXCESS OF COST OVER NET ASSETS ACQUIRED
  (Net of accumulated amortization of $3,063 and $3,009)                        5,046                       5,597

  OTHER ASSETS                                                                    196                         402
                                                                              -------                     -------
         TOTAL ASSETS                                                         $61,142                     $69,296
                                                                              =======                     =======


                                  LIABILITIES & SHAREHOLDERS' EQUITY
                                  ----------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                           $24,309                     $ 2,133

  Revolver borrowings                                                           3,013                         --

  Accounts payable                                                              5,177                       9,250

  Accrued expenses & other current liabilities                                  4,863                       2,558

  Accrued payroll                                                               1,959                       1,459

  Accrued commissions                                                           2,207                       2,523

  Customer advances                                                             2,300                       2,612

  Accrued warranty                                                                858                         893

  Income taxes payable                                                            762                         680
                                                                              -------                     -------
         TOTAL CURRENT LIABILITIES                                             45,448                      22,108

LONG-TERM DEBT, NET OF CURRENT PORTION                                          2,725                      35,004

DEFERRED INCOME TAXES                                                             466                         466

OTHER NONCURRENT LIABILITIES                                                    1,911                       2,297

COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
  SHARES, $.01 par value - authorized 50,000 shares; none issued                   --                          --
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value - authorized 950,000 shares;
    none issued                                                                    --                          --
  Common stock, $.01 par value - authorized 15,000,000 shares;
    issued 4,189,607 shares and 4,175,585 shares                                   42                          42
  Paid-in capital                                                              14,049                      13,980

  Retained earnings                                                             7,456                       5,776

  Cumulative translation adjustments                                             (391)                        187
                                                                              -------                     -------
                                                                               21,156                      19,985

  Treasury stock, 1,062,950 shares - at cost                                  (10,564)                    (10,564)
                                                                              -------                     -------
         TOTAL SHAREHOLDERS' EQUITY                                            10,592                       9,421
                                                                              -------                     -------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $61,142                     $69,296
                                                                              =======                     =======

                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                  (Unaudited)


                                                           Three Months Ended              Six Months Ended
                                                          --------------------            -------------------
                                                          June 29,    July 1,             June 29,    July 1,
                                                            1996       1995                 1996       1995
                                                          -------     --------            -------     -------
REVENUES                                                  $21,880     $ 32,982            $45,459     $63,485


COST OF REVENUES                                           11,804       20,874             25,450      40,166
                                                          -------     --------            -------     -------
      Gross profit                                         10,076       12,108             20,009      23,319


OPERATING EXPENSES
  Selling, general and administrative                       7,406        9,725             14,918      19,935

  Research and development                                    619        1,004              1,232       1,980

  Loss on disposition of business                              --       10,529                 --      10,529
                                                          -------     --------            -------     -------
                                                            8,025       21,258             16,150      32,444
                                                          -------     --------            -------     -------
OPERATING PROFIT (LOSS)                                     2,051       (9,150)             3,859      (9,125)


INTEREST EXPENSE                                              583        1,350              1,179       2,655
                                                          -------     --------            -------     -------
INCOME (LOSS) BEFORE INCOME TAXES                           1,468      (10,500)             2,680     (11,780)


INCOME TAX PROVISION (BENEFIT)                                540       (1,550)             1,000      (1,550)
                                                          -------     --------            -------     -------

NET INCOME (LOSS)                                             928       (8,950)             1,680     (10,230)


RETAINED EARNINGS
  Beginning of period                                       6,528       13,790              5,776      15,070
                                                          -------     --------            -------     -------
  End of period                                           $ 7,456     $  4,840            $ 7,456     $ 4,840
                                                          =======     ========            =======     =======

EARNINGS (LOSS) PER SHARE                                 $   .30      $ (2.90)           $   .54     $ (3.31)
                                                          =======      =======            =======     =======

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                  3,120,000    3,088,000          3,120,000   3,088,000
                                                        =========    =========          =========   =========



                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                    --------------------
                                                                                   June 29,       July 1,
                                                                                     1996          1995
                                                                                   --------      --------
OPERATING ACTIVITIES:
  Net Income (loss)                                                                $  1,680      $(10,230)

  Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Loss on disposition of business                                                         -        10,529

  Depreciation and amortization                                                       1,567         3,011

  Amortization of deferred gain on sale/leaseback transaction                          (227)         (231)

  Deferred income taxes                                                                 189        (1,474)

  Changes in assets and liabilities:
         Accounts receivable, net                                                     2,408         1,217

         Inventories                                                                  1,648        (1,158)

         Prepaid expenses and other current assets                                      358          (886)

         Other assets                                                                     4           294
         Accounts payable                                                            (3,807)          (24)

         Accrued expenses and other current liabilities                               2,032        (1,311)

         Accrued warranty                                                                15           336

         Income taxes                                                                    83          (165)
                                                                                   --------      --------

  Net cash provided by (used in) operating activities                                 5,950           (92)
                                                                                   --------      --------

INVESTING ACTIVITIES:
  Proceeds from disposition of business                                                 ---         9,000

  Capital expenditures                                                                 (639)         (332)

  Investment in patents and licenses                                                    (30)            5
                                                                                   --------      --------

  Net cash (used in) provided by investing activities                                  (669)        8,673
                                                                                   --------      --------

FINANCING ACTIVITIES:
  Net payments under notes payable to banks                                         (10,917)       (7,558)

  Principal payments on long-term debt                                                 (163)         (311)

  Proceeds from issuance of long-term debt                                            5,949            --

  Proceeds from issuance of common stock                                                 70            73

  Net cash (used in) provided by financing activities                                (5,061)       (7,796)
                                                                                   --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH  EQUIVALENTS                                                                    (134)         (137)
                                                                                   --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                86           648
                                                                                   --------      --------

CASH AND CASH EQUIVALENTS
  Beginning of period                                                                 3,239         1,086
                                                                                   --------      --------
  End of period                                                                    $  3,325      $  1,734
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

2.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash paid in the first six months of 1996 and 1995 for interest was $.9 million and $1.9 million, respectively and for income taxes was $.6 million and $.7 million, respectively.

3.    DISPOSITION OF BUSINESSES

In June 1995 the Company sold Colortronic GmbH and rights to several related patents and patent applications, resulting in a pretax loss of $10.5 million in 1995. In the fourth quarter of 1995, the Company sold certain operations in France and Brazil, resulting in a pretax loss of $0.7 million in 1995.

See Management's Discussion and Analysis of Financial Conditions and Results of Operations ("MD&A") for the pro forma impact of the sale of these businesses on the results of operations for the first quarter and six months ended June 1995.

4.    MATURITY OF DEBT

As discussed in the MD&A, the Company is currently operating under a Swiss forbearance agreement, which is scheduled to expire March 31,

1997. Swiss bank debt, previously long term debt ($24.0 million as of June 29, 1996), was reclassified to short-term debt at the end of the second quarter of 1996. The Company is exploring ways to refinance or reduce its bank indebtedness in Switzerland.

ITEM 2.                    K-TRON INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 29, 1996
Overview

         As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, at the end of that year the Company and its U.S. manufacturing subsidiary were in default under several financial covenants contained in their loan agreement with three U.S. banks, while the Company's Swiss manufacturing subsidiary was in violation of certain equity guarantees contained in its loan agreements with several Swiss lenders, resulting in a default under each of the loan agreements. In June 1996 the Company's U.S. manufacturing subsidiary refinanced the U.S. bank debt with two new lenders. The new loans were made directly to the subsidiary and consisted of a mortgage loan in the amount of $2.7 million and a two-year secured revolving credit facility with maximum availability of $5.7 million. Borrowings under the new loan agreements of $5.9 million along with $1.4 million of cash were used to repay $7.3 million outstanding under the old loan agreement and that loan facility and related forbearance agreement have been terminated. The Swiss defaults are continuing, however, and have not been waived. A forbearance agreement exists with Swiss lenders which is described in more detail in the 1995 Form 10-K. At June 29, 1996, the principal amount outstanding under the Swiss loan agreement was $24.2 million. The Company is exploring ways to refinance or reduce its bank indebtedness in Switzerland.

         Since the 1995 dispositions of the Company's Colortronic, Brazilian and Hasler France businesses and the discontinuance of the other Colortronic brand business (collectively the "Discontinued Businesses"), the Company's results have improved significantly, and it reported net income of $928,000 and $752,000 for the second quarter and first quarters of 1996, respectively, as well as $561,000 and $375,000 for the fourth and third quarters of 1995, respectively. Cash flow from operations has also improved, enabling the Company to reduce bank debt in the first half of 1996 by $5,131,000 and by $5,368,000 in the second half of 1995.

         The Company has $2.7 million of availability under its U.S. loan agreement and $5.2 million of availability under certain of its Swiss loan agreements. Management believes that cash flow will be sufficient in 1996 to sustain the business and further that the Company and its subsidiaries will be able to comply with all of the covenants and payment provisions contained in the U.S. loan agreements and Swiss forbearance agreement. Management further believes that with the completion of new U.S. financing and continuing operating improvement, the Company will be able to either refinance or extend the maturity of the Swiss forbearance agreement before it expires in 1997, but there can be no assurance that this will happen.

     K-Tron is an international company with approximately 60% of its business arising from sources outside the United States, primarily Europe. As such the financial position and performance of the Company is sensitive to both translation and transaction fluctuations in foreign currency exchange rates.


Results of Operations

     For the second quarter and first six months of 1996, the Company reported net income of $928,000 and $1,680,000, respectively, as compared to a net loss of $8,950,000 and $10,230,000, respectively, for the same periods in 1995. On a pro forma basis, if the actions regarding the Discontinued Businesses had occurred at the beginning of the 1995 fiscal year, the Company would have had net income of $225,000 and $378,000 for the second quarter and first six months of 1995, respectively.

  The following table sets forth the Company's results of operations for the periods indicated, as well as 1995 on a pro forma basis as described above:


                                  ($ in 000's)

                                                                            Three Months Ended
                                       -------------------------------------------------------------------------------
                                           June 29, 1996                               July 1, 1995
                                       ------------------              -----------------------------------------------
                                                                             Proforma                 As Reported
                                                                       ------------------           ------------------
Total Revenues                          $21,880     100.0%             $23,812      100.0%          $32,982      100.0%
Cost of Revenues                         11,804      53.9               14,382       60.4            20,874       63.3
                                        -------     -----              -------      -----           -------      -----
Gross Profit                             10,076      46.1                9,430       39.6            12,108       36.7

Selling, General & Administrative         7,406      33.9                7,639       32.0             9,725       29.5
Research & Development                      619       2.8                  705        3.0             1,004        3.0
Loss on Disposition of Business              --                             --                       10,529       31.9
                                        -------     -----              -------      -----           -------      -----

Operating Profit (loss)                   2,051       9.4                1,086        4.6            (9,150)     (27.7)
Interest                                    583       2.7                  711        3.0             1,350        4.1
                                        -------     -----              -------      -----           -------      -----
Income (loss) before income taxes         1,468       6.7                  375        1.6           (10,500)     (31.8)

Income tax (benefit)                        540       2.5                  150         .6            (1,550)      (4.7)
                                        -------     -----              -------      -----           -------      -----
 Net income (loss)                      $   928       4.2%             $   225        1.0%          $(8.950)     (27.1)%
                                        =======     =====              =======      =====           =======      =====




                                                                            Six Months Ended
                                        -----------------------------------------------------------------------------
                                           June 29, 1996                               July 1, 1995
                                        ------------------           ------------------------------------------------
                                                                             Proforma                 As Reported
                                                                     ---------------------        -------------------
Total Revenues                           $45,459     100.0%             $42,936      100.0%       $ 63,485      100.0%
Cost of Revenues                          25,450      56.0               25,162       58.6          40,166       63.3
                                         -------     -----              -------      -----        --------      -----
Gross Profit                              20,009      44.0               17,774       41.4          23,319       36.7

Selling, General & Administrative         14,918      32.8               14,577       34.0          19,935       31.4
Research & Development                     1,232       2.7                1,321        3.1           1,980        3.1
Loss on Disposition of Business               --                            --                      10,529       16.6
                                         -------     -----              -------      -----        --------      -----
Operating Profit (loss)                    3,859       8.5                1,876        4.3          (9,125)     (14.4)
Interest                                   1,179       2.6                1,348        3.1           2,655        4.2
                                         -------     -----              -------      -----        --------      -----
Income (loss) before income taxes          2,680       5.9                  528        1.2         (11,780)     (18.6)

Income tax (benefit)                       1,000       2.2                  150         .3          (1,550)      (2.5)
                                         -------     -----              -------      -----        --------      -----
Net income (loss)                        $ 1,680       3.7%              $  378         .9%       $(10.230)     (16.1)%
                                         =======     =====              =======      =====        ========      =====


Backlog after excluding the
Discontinued Businesses
(at a constant foreign exchange
rate)                                    $22,355                        $21,302
                                         =======                        =======

         Translation of the Company's foreign revenues and results of operations into U.S. dollars is affected by changes in foreign exchange rates, particularly with respect to the Swiss franc and the Deutsche mark. Revenues and earnings for the second quarter and first six months of 1996 as well as for the same periods in 1995 were affected by changes in various foreign currency exchange rates, including in particular the average U.S. dollar/Swiss franc, average U.S. dollar/Deutsche mark and average Deutsche mark/Swiss franc exchange rates, as follows:


                                      Three Months Ended      Six Months Ended
                                      ------------------      ----------------
                                       June 29,  July 1,      June 29,  July 1,
                                        1996      1995         1996      1995
                                        ----      ----         ----      ----
Swiss franc average rate                $.807     $.868        $.823     $.838
% depreciation vs. prior year                -7.0%                  -1.8%

Deutsche mark average rate              $.659     $.718        $.670     $.698
% depreciation vs. prior year                -8.2%                  -4.0%

Deutsche mark average rate vs.
Swiss franc average rate                 .817      .827         .814      .833
% depreciation vs. prior year                -1.2%                  -2.3%


            Total revenues decreased by $11.1 million or 33.7% (29.9% when using a constant foreign exchange rate) in the second quarter of 1996 when compared to the same periods in 1995 and decreased by $1.9 million or 8.1% (6.1% when using a constant foreign exchange rate) in the second quarter of 1996 when compared to the pro forma 1995 revenues. Total revenues for the second quarter decreased as compared to the pro forma 1995 second quarter revenues primarily due to the effect of a stronger U.S. dollar relative to the Swiss franc and Deutsche mark and a reduced level of shipments from Europe. Total revenues increased by $2.5 million or 5.9% for the first six months of 1996 as compared to the pro forma 1995 revenues primarily due to a strong United States and European backlog at the end of 1995, strong first quarter 1996 order inflow offset by a lower foreign exchange translation rate.

             Gross margin as a percent of revenues improved to 46.1% and 44.0% in the second quarter and first six months of 1996, respectively, as compared to 36.7% for the same periods in 1995 (39.6% and 41.4% in 1995, respectively, after excluding the Discontinued Businesses). The improvement in gross margin in 1996 was due to volume, mix and price increases and cost reductions as well as the June 1995 sale and discontinuance of the Colortronic business which had low margins, offset by the inability to pass on increased costs caused by the appreciation of the Swiss franc to customers in certain European countries, primarily Germany. The increase in margin when compared to the margins without the Discontinued Businesses was primarily due to volume, mix and price increases and cost reductions.

             Selling, general and administrative (SG&A) expense decreased by $2.3 million or 23.8% in the second quarter of 1996 and by $5.0 million, or 25.2% for the first six months of 1996 as compared to the same periods in 1995. The decrease in SG&A was due to the elimination of SG&A expenses associated with the Discontinued Businesses as well as lower foreign exchange translation rates. After excluding the SG&A expenses relating to the Discontinued Businesses from 1995, the 1996 second quarter SG&A decreased by $0.2 million and increased by 1.9% as a percent of revenues. For the first six months of 1996, SG&A increased by $.3 million but decreased by 1.2% when compared to the 1995 pro forma. The increase in dollars for the first six months of 1996 was due to higher commissions and selling expenses related to the increased sales volume offset by lower foreign exchange translation rates. The decrease as a percentage of revenues was due to an increase in revenues.

             Research and development (R&D) expenditures decreased by $.4 million or 38.3% in the second quarter of 1996 and $.7 million or 37.8% for the first six months of 1996, as compared to the same periods in 1995 due to the elimination of Colortronic expenses, and lower foreign exchange translation rates, offset in part by using for other purposes certain resources previously allocated to Colortronic. R&D expense as a percent of revenues was 2.8% in the second quarter of 1996 and 2.7% for the first six months of 1996, and 3.0% and 3.1% in 1995, respectively, in the same periods in 1995 (3.0% and 3.1%, respectively, excluding the Discontinued Businesses).

             Interest expense decreased by $.8 million or 56.8% in the second quarter of 1996 and $1.4 million or 55.7% for the first six months of 1996 as compared to the same periods in 1995 due to lower debt levels and lower foreign exchange translation rates, offset in part by increased interest rates in the United States. Interest expense as a percent of revenues was 2.7% in the second quarter of 1996 and 2.6% for the first six months of 1996 and 4.1% and 4.2%, respectively, for the same periods in 1995 (3.0% and 3.1%, in 1995 respectively, excluding Discontinued Businesses).

             A provision for income taxes was recorded on the second quarter and first six months of 1996 income. A tax benefit was recorded in 1995 due to the significant loss generated from the sale of Colortronic. The effective tax rate for the second quarter and first six months of 1996 was 37%.

      The Company's backlog increased by 4.9% at the end of the second quarter of 1996 compared to the same period in 1995 (excluding the Discontinued Businesses and at a constant foreign exchange rate) due to strong bookings in Europe and the Far East.

Liquidity and Capital Resources

      The Company's capitalization as of the end of the second quarter and first quarters of 1996 and fiscal year end 1995 is set forth below:


                                                        June 29,       March 30,      Dec. 30,
(Dollars in Thousands)                                   1996            1996           1995
                                                        --------        --------      -------
Short-term debt including
   current portion of
   long-term debt                                       $27,322         $ 7,882       $ 2,133

Long-term debt                                            2,725          26,593        35,004
                                                        --------        --------      --------

Total debt                                               30,047          34,475        37,137


Shareholders' equity                                     10,592           9,897         9,421
                                                        -------         -------       -------
Total debt and share-
  holders' equity                                       $40,639         $44,372       $46,558
                                                        =======         =======       =======

Percent debt to total
  capitalization                                             74%             78%           80%

Percent long-term
  debt to equity                                             26%            269%          372%

Percent total debt to
 equity                                                     283%            348%          394%

         In June 1996 the Company's U.S. manufacturing subsidiary obtained a mortgage and a two-year secured revolving credit facility from two new lenders. Proceeds of $5.9 million together with $1.4 million of cash were used to repay all the outstanding U.S. debt under the old loan agreement. The Company and its U.S. manufacturing subsidiary are no longer operating under a U.S. forbearance agreement.

         In order to comply with a consensus issued in November 1995 set forth by the Emerging Issues Task Force in EITF 95-22 regarding classification of certain debt instruments that include both a requirement for a lock box arrangement and a subjective acceleration clause, $3.0 million of the borrowings under the new revolving line of credit have been classified as a current liability. Under the terms of the revolving credit agreement, however, K-Tron will not be required to repay this amount during the next fiscal year. Payment will only be required at the expiration of the agreement on June 14, 1998 or if the borrowing base is reduced below the amount outstanding. Based on anticipated borrowing base levels, K-Tron believes the amount outstanding will be due and payable in June 1998.

         Total debt decreased by $7.1 million for the first six months of 1996, of which $2.0 million was due to the effect of foreign exchange translation. Total debt without the effect of the foreign exchange translation decreased by $5.1 million. European and U.S. debt decreased by $2.9 million and $2.2 million, respectively. The Company had $2.7 million availability under its U.S. loan agreement and $5.2 million of available credit facilities in Europe as of June 29, 1996.

         The increase in short-term debt of $19.4 million in the second quarter of 1996 is primarily due to the reclassification of the European bank debt to short-term as a result of the maturity in March 1997 of the debt in accordance with the forbearance agreement.

         At the end of June 1996, working capital was a deficit of $6.3 million as compared to working capital of $23.1 million at December 1995, and the ratio of current assets to current liabilities was .86 and 2.05, respectively. Working capital decreased in 1996 primarily due to the reclassification of long-term debt to short-term debt as discussed above.

         For the first six months of 1996, the Company utilized earnings from operations and internally-generated funds to meet its working capital needs and reduce debt. In 1995, the Company met its working capital needs by utilizing its short and long-term borrowings.

         Operating activities provided $6.0 million in positive cash flow in the first six months of 1996 as compared to using $.1 million in the same period of 1995. The increase in operating cash flow was primarily the result of operating profits generated in the first six months of 1996, and reduction of accounts receivable and inventory levels, offset in part by a net reduction in accounts payable and accrued expenses. The significant loss in 1995 was the primary reason for the use of cash in 1995.

         Cash used in investing activities for the first six months of 1996 was due to capital additions. The funds provided in 1995 were primarily due to the funds received from the sale of Colortronic.

         Cash used in financing activities for the first six months of 1996 was for the reduction of debt and was obtained from the cash provided from operating activities. The funds used in 1995 were the result of using the proceeds from the sale of Colortronic to reduce bank debt.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused a translation adjustment decrease in shareholders' equity of $.6 million in the first six months of 1996.

                          PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

         As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, at the end of that year the Company and its U.S. manufacturing subsidiary were in default under several financial covenants contained in their loan agreement with three U.S. banks, while the Company's Swiss manufacturing subsidiary was in violation of certain equity guarantees contained in its loan agreements with several Swiss lenders, resulting in a default under each of the loan agreements. In June 1996 the Company's U.S. manufacturing subsidiary refinanced the U.S. bank debt with two new lenders, the old lenders were repaid and the related loan and forbearance agreement was terminated. The Swiss defaults are continuing, however, and have not been waived.

         In early 1996, an agreement was entered into among the Company's Swiss subsidiary, several other K-Tron companies and the lenders to the Swiss subsidiary under which the lenders have agreed to defer until March 31, 1997 the repayment of credit lines and the principal payments on fixed loans that become due prior to that date. At June 29, 1996, the principal amount outstanding under the Swiss loan agreements was $24.2 million.

         More details about the Swiss Forbearance Agreement are contained in the Company's Annual Report on Form 10-K for the fiscal year ending December 30, 1995.

         The Company is exploring ways to refinance or reduce its bank indebtedness in Switzerland.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Shareholders of the Company was held on May 10,
         1996.

(b)      Not applicable.

(c) Shareholders of the Company were asked to vote on the following three proposals:

         1. Upon the proposal to elect two Class III directors, the Board of Directors, acting on the recommendation of the Chairman of its Nominating Committee, nominated Norman Cohen and Richard
                 J. Pinola as Class III directors. The results of the votes taken at the Annual Meeting were as follows:

                                Number of Votes
                                ---------------

                               FOR              WITHHELD
                               ---              --------
         Norman Cohen          2,586,767          8,996
         Richard J. Pinola     2,586,867          8,896

         Since directors are elected by a plurality of the votes cast, a withheld vote had no effect. In addition, votes cast in the election could not be recorded against or as an abstention, nor could a broker non-vote be recorded.

2. Upon the proposal to extend the K-Tron International, Inc. Employee Stock Purchase Plan, the results of the votes taken at the Annual Meeting were as follows:

                                Number of Votes
                                ---------------

                    FOR         AGAINST      ABSTAIN       NON-VOTES
                    ---         -------      -------       ---------
                 2,082,298      477,595       1,400         34,470

         Since the proposal in order to pass required the affirmative vote of a majority of the shares present in person or represented by proxy at the Annual Meeting and entitled to vote, an abstention (including a broker non-vote) had the same effect as a vote against.

3. Upon the proposal to adopt the K-Tron International, Inc. 1996 Equity Compensation Plan, the results of the votes taken at the Annual Meeting were as follows:

                                Number of Votes
                                ---------------

                   FOR          AGAINST       ABSTAIN      NON-VOTES
                   ---          -------       -------      ---------
                1,530,133       712,422        3,700        349,508

         Since the proposal in order to pass required the affirmative vote of a majority of the shares present in person or represented by proxy at the Annual Meeting and entitled to vote, an abstention (including a broker non-vote) had the same effect as a vote against.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         11.1    Computation of Earnings (Loss) Per Share
         27.1    Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports on Form 8-K for the six months ended June 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

                                                      K-TRON INTERNATIONAL, INC.




Date: July 26, 1996
      -------------
                                                    By:  /s/ Robert L. Weinberg
                                                         -----------------------
                                                    Robert L. Weinberg
                                                    Senior Vice President &
                                                    Chief Financial Officer
                                                    (Duly authorized officer
                                                    and principal financial
                                                    officer of the registrant)



                                                    By: /s/ Alan R. Sukoneck
                                                        ------------------------
                                                    Alan R. Sukoneck
                                                    Vice President & Controller
                                                    (Duly authorized officer and
                                                    principal accounting officer
                                                    of the registrant)

                                 EXHIBIT INDEX




Exhibit
- -------
11.1                                                           Computation of Earnings
                                                               (Loss) Per Share

27.1                                                           Financial Data Schedule