Form 10-Q
period 1996-09-28
K TRON INTERNATIONAL INC
filed 1996-10-30
CIK 20

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1996

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ______

                       Commission File Number   0-9576

                              K-TRON INTERNATIONAL, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New Jersey                                22-1759452
     (State or other jurisdiction of                  (IRS Employer ID #)
     incorporation of organization)


                                Routes 55 & 553
                                  P.O. Box 888
                               Pitman, New Jersey
                                   08071-0888
                             ----------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (609) 589-0500
                             ----------------------
              (Registrant's Telephone Number Including Area Code)

                                 Not Applicable
                             ----------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                          YES   X     NO  ______

The number of shares of Common Stock outstanding as of September 28, 1996 was:

                                3,126,657 Shares

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                     INDEX

                                                                                           Page No.
                                                                                           --------
PART  I.         FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                  September 28, 1996 and December 30, 1995                                    1

                 Consolidated Statements of Operations
                  and Retained Earnings for the Three and
                  Nine Months Ended September 28, 1996 and
                  September 30, 1995                                                          2

                 Consolidated Statements of Cash Flows
                  Nine Months Ended September 28, 1996 and
                  September 30, 1995                                                          3

                 Notes to Consolidated Financial
                  Statements                                                                  4

         Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                               5-10

PART II.         OTHER INFORMATION

         Item 3. Defaults upon Senior Securities                                              11

         Item 6. Exhibits and Reports on Form 8-K                                             11

ITEM 1.  FINANCIAL STATEMENTS
                         PART I.  FINANCIAL STATEMENTS
                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                                Sept. 28,                December 30,
                                                                                  1996                       1995
                                                                               (Unaudited)                (Audited)
                                                                              ------------              ------------
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                   $  2,253                   $  3,239

  Accounts receivable (less allowance for doubtful accounts of
    $960 and $1,077)                                                            18,130                     20,849

  Inventories                                                                   14,876                     18,534

  Deferred income taxes                                                            714                      1,088
  Prepaid expenses and other current assets                                      1,373                      1,512
                                                                              --------                   --------
         TOTAL CURRENT ASSETS                                                   37,346                     45,222
  PROPERTY, PLANT AND EQUIPMENT, net                                            16,238                     17,595
  PATENTS AND LICENSES (Net of accumulated amortization
     of  $4,670  and $4,644)                                                       500                        480
  EXCESS OF COST OVER NET ASSETS ACQUIRED
     (Net of accumulated amortization of $3,198 and $3,009)                      4,911                      5,597

  OTHER ASSETS                                                                     280                        402
                                                                              --------                   --------
         TOTAL ASSETS                                                         $ 59,275                   $ 69,296
                                                                              ========                   ========


                             LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                           $ 21,970                  $   2,133
  Revolver borrowings                                                            1,356                        --
  Accounts payable                                                               5,368                      9,250
  Accrued expenses & other current liabilities                                   5,038                      2,558
  Accrued payroll                                                                2,781                      1,459
  Accrued commissions                                                            2,154                      2,523
  Customer advances                                                              2,052                      2,612
  Accrued warranty                                                                 762                        893
  Income taxes payable                                                             931                        680
                                                                              --------                   --------
         TOTAL CURRENT LIABILITIES                                              42,412                     22,108

LONG-TERM DEBT, NET OF CURRENT PORTION                                           2,772                     35,004
DEFERRED INCOME TAXES                                                              466                        466
OTHER NONCURRENT LIABILITIES                                                     1,801                      2,297
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
  SHARES, $.01 par value - authorized 50,000 shares; none issued                   --                          --
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value - authorized 950,000 shares;
    none issued                                                                    --                          --
  Common stock, $.01 par value - authorized 15,000,000 shares;
    issued 4,189,607 shares and 4,175,585 shares                                    42                         42
  Paid-in capital                                                               14,049                     13,980
  Retained earnings                                                              8,617                      5,776
  Cumulative translation adjustments                                              (320)                       187
                                                                              --------                   --------
                                                                                22,388                     19,985

  Treasury stock, 1,062,950 shares - at cost                                   (10,564)                   (10,564)
                                                                              --------                   --------
         TOTAL SHAREHOLDERS' EQUITY                                             11,824                      9,421
                                                                              --------                   --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 59,275                   $ 69,296
                                                                              ========                   ========

                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                  (Unaudited)


                                                                     Three Months Ended               Nine Months Ended
                                                                --------------------------          ------------------------
                                                                   Sept. 28,     Sept. 30,          Sept. 28,      Sept. 30,
                                                                     1996          1995               1996            1995
                                                                ------------    ----------          ----------    -----------
REVENUES                                                           $22,547         $22,297             $68,006       $ 85,782


COST OF REVENUES                                                    12,943          13,180              38,393         53,346
                                                                   -------         -------             -------       --------
  Gross profit                                                       9,604           9,117              29,613         32,436


OPERATING EXPENSES
  Selling, general and administrative                                7,145           7,080              22,063         27,015
  Research and development                                             523             535               1,755          2,515
  Loss on disposition of businesses                                     --             380                 --          10,909
                                                                   -------         -------             -------       --------
                                                                     7,668           7,995              23,818         40,439
                                                                   -------         -------             -------       --------
OPERATING PROFIT (LOSS)                                              1,936           1,122               5,795         (8,003)


INTEREST EXPENSE                                                       505             747               1,684          3,402
                                                                   -------         -------             -------       --------
INCOME (LOSS) BEFORE INCOME TAXES                                    1,431             375               4,111        (11,405)


INCOME TAX PROVISION (BENEFIT)                                         270              --               1,270         (1,550)
                                                                   -------         -------             -------       --------

NET INCOME (LOSS)                                                    1,161             375               2,841         (9,855)


RETAINED EARNINGS
  Beginning of period                                                7,456           4,840               5,776         15,070
                                                                   -------         -------             -------       --------
  End of period                                                    $ 8,617         $ 5,215             $ 8,617       $  5,215
                                                                   =======         =======             =======       ========

EARNINGS (LOSS) PER SHARE                                          $   .37         $   .12             $   .91       $  (3.19)
                                                                   =======         =======             =======       ========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                           3,138,000       3,104,000           3,128,000      3,093,000
                                                                 =========       =========           =========      =========



                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                    -----------------------
                                                                                    Sept. 28,      Sept. 30,
                                                                                      1996           1995
                                                                                    --------       --------
OPERATING ACTIVITIES:
  Net Income (loss)                                                                 $  2,841       $(9,855)
  Adjustment to reconcile net income (loss) to net cash provided by operating activities:
  Loss on disposition of businesses                                                        -        10,909
  Depreciation and amortization                                                        2,461         3,985
  Amortization of deferred gain on sale/leaseback transaction                           (340)         (351)
  Deferred income taxes                                                                  343        (1,474)
  Changes in assets and liabilities:
         Accounts receivable, net                                                      1,941           521
         Inventories                                                                   3,028           (75)
         Prepaid expenses and other current assets                                        86          (929)
         Other assets                                                                   (102)          658
         Accounts payable                                                             (3,646)       (1,008)
         Accrued expenses and other current liabilities                                2,846          (230)
         Accrued warranty                                                                (86)          606
         Income taxes                                                                    256          (274)
                                                                                    --------       -------
  Net cash provided by operating activities                                            9,628         2,483
                                                                                    --------       -------

INVESTING ACTIVITIES:
  Proceeds from disposition of business                                                   --         9,000
  Capital expenditures                                                                (1,356)         (356)
  Investment in patents and licenses                                                     (46)          (27)
                                                                                    --------       -------

  Net cash (used in) provided by investing activities                                 (1,402)        8,617
                                                                                    --------       -------

FINANCING ACTIVITIES:
  Net payments under notes payable to banks                                          (14,907)       (9,222)
  Principal payments on long-term debt                                                  (213)         (376)
  Proceeds from issuance of debt                                                       5,949            --
  Proceeds from issuance of common stock                                                  70            74
                                                                                    --------       -------
  Net cash used in financing activities                                               (9,101)       (9,524)
                                                                                    --------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH  EQUIVALENTS                                                                     (111)         (155)
                                                                                    --------       -------

NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS                                   (986)        1,421
CASH AND CASH EQUIVALENTS
  Beginning of period                                                                  3,239         1,086
                                                                                    --------       -------
  End of period                                                                     $  2,253       $ 2,507
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

2.       Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash paid in the first nine months of 1996 and 1995 for interest was $1.1 million and $2.9 million, respectively and for income taxes was $.6 million and $.6 million, respectively.

3.       Disposition of Businesses

In June 1995 the Company sold Colortronic GmbH and rights to several related patents and patent applications, resulting in a pretax loss of $10.5 million in 1995. In the fourth quarter of 1995, the Company sold certain operations in France and Brazil, resulting in a pretax loss of $0.7 million in 1995, of which $0.4 million was provided for in the third quarter of 1995.

See Management's Discussion and Analysis of Financial Conditions and Results of Operations ("MD&A") for the pro forma impact of the sale of these businesses on the results of operations for the third quarter and nine months ended September 1995.

4.       Maturity of Debt

As discussed in the MD&A, the Company is currently operating under a Swiss forbearance agreement, which is scheduled to expire March 31, 1997. Swiss debt of $21.3 million as of September 28, 1996, is reclassified as short-term debt. The Company is exploring ways to extend the maturity, refinance or reduce its bank indebtedness in Switzerland.

ITEM 2.

                           K-TRON INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 28, 1996

Overview

         As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, at the end of that year the Company and its U.S. manufacturing subsidiary were in default under several financial covenants contained in their loan agreement with three U.S. banks, while the Company's Swiss manufacturing subsidiary was in violation of certain equity guarantees contained in its loan agreements with several Swiss lenders, resulting in a default under each of the loan agreements. In June 1996 the Company's U.S. manufacturing subsidiary refinanced the U.S. bank debt with two new lenders. The new loans were made directly to the subsidiary and consisted of a mortgage loan in the amount of $2.7 million and a two-year secured revolving credit facility with maximum availability of $5.7 million. Borrowings under the new loan agreements of $5.9 million along with $1.4 million of cash were used to repay the $7.3 million outstanding under the old loan agreement and that loan facility and related forbearance agreement were terminated. The Swiss loan agreement defaults are continuing, however, and have not been waived. A forbearance agreement exists with Swiss lenders which is described in more detail in the 1995 Form 10-K and which expires on March 31, 1997. At September 28, 1996, the principal amount outstanding under the Swiss loan agreements was $19.6 million. The Company will be requesting an extension to the Swiss forbearance agreement for at least one year.

         Since the 1995 dispositions of the Company's Colortronic, Brazilian and Hasler France businesses and the discontinuance of the other Colortronic brand business (collectively the "Discontinued Businesses"), the Company's results have improved significantly, and it reported net income of $1,161,000, $928,000 and $752,000 for the third, second and first quarters of 1996, respectively, as well as $561,000 and $375,000 for the fourth and third quarters of 1995, respectively. Cash flow from operations has also improved, enabling the Company to reduce indebtedness for monies borrowed in the first nine months of 1996 by $9,171,000 and by $5,368,000 in the second half of 1995 ($11,039,000 and $5,978,000, respectively, after taking into account the effect of foreign exchange translation).

         At September 28, 1996, the Company had $4.3 million of availability under its U.S. revolving credit agreement and $7.6 million of availability under certain of its Swiss loan agreements. Management believes that cash flow will be sufficient in 1996 to sustain the business and further that the Company and its subsidiaries will be able to comply with all of the covenants and payment provisions contained in the U.S. loan agreements and Swiss forbearance agreement. Management further believes that with the new U.S. financings and continuing operating improvement, the Company will be able to either refinance or extend the maturity of the Swiss forbearance agreement before it expires in 1997, but there can be no assurance that this will happen.

         K-Tron is an international company with approximately 60% of its revenues from products manufactured and services performed from its facilities outside the United States, primarily Europe. As such the financial position and performance of the Company is sensitive to both translation and transaction fluctuations in foreign currency exchange rates.

Results of Operations

         For the third quarter and first nine months of 1996, the Company reported net income of $1,161,000 and $2,841,000, respectively, as compared to a net income of $375,000 and a net loss of $9,855,000, respectively, for the same periods in 1995. On a pro forma basis, if the actions regarding the Discontinued Businesses had occurred at the beginning of the 1995 fiscal year, the Company would have had net income of $412,000 and $790,000 for the third quarter and first nine months of 1995, respectively.

         The following table sets forth the Company's results of operations for the periods indicated, as well as 1995 on a pro forma basis as described above:

                                                                      Three Months Ended
                                        ------------------------------------------------------------------------------
($ in 000's)                              Sept. 28, 1996                             Sept. 30, 1995
                                        ------------------    --------------------------------------------------------
                                                                             Proforma                 As Reported
                                                                             --------                 -----------
Total Revenues                            $22,547    100.0%             $22,097      100.0%        $22,297      100.0%
Cost of Revenues                           12,943     57.4               13,307       60.2          13,180       59.1
                                          -------    -----              -------      -----         -------      -----
Gross Profit                                9,604     42.6                8,790       39.8           9,117       40.9

Selling, General & Administrative           7,145     31.7                6,629       30.0           7,080       31.8
Research & Development                        523      2.3                  529        2.4             535        2.4
Loss on Disposition of Business                --       --                   --         --             380        1.7
                                          -------    -----              -------      -----         -------      -----
Operating Profit                            1,936      8.6                1,632        7.4           1,122        5.0
Interest                                      505      2.2                  780        3.5             747        3.3
                                          -------    -----              -------      -----         -------      -----
Income before income taxes                  1,431      6.4                  852        3.9             375        1.7
Income tax                                    270      1.2                  440        2.0              --         --
                                          -------    -----              -------      -----         -------      -----
Net income                                $ 1,161      5.2%             $   412        1.9%        $   375        1.7%
                                          =======    =====              =======      =====         =======      =====

                                                                           Nine Months Ended
                                       -------------------------------------------------------------------------------
($ in 000's)                             Sept. 28, 1996                                Sept. 30,1995
                                       ------------------     --------------------------------------------------------
                                                                             Proforma                 As Reported
                                                                             --------                 -----------
Total Revenues                           $68,006     100.0%             $65,033      100.0%        $85,782      100.0%
Cost of Revenues                          38,393      56.5               38,469       59.2          53,346       62.2
                                         -------     -----              -------      -----         -------      -----
Gross Profit                              29,613      43.5               26,564       40.8          32,436       37.8

Selling, General & Administrative         22,063      32.4               21,206       32.6          27,015       31.5
Research & Development                     1,755       2.6                1,850        2.8           2,515        2.9
Loss on Disposition of Business               --        --                   --         --          10,909       12.7
                                         -------     -----              -------      -----         -------      -----
Operating Profit (loss)                    5,795       8.5                3,508        5.4          (8,003)      (9.3)
Interest                                   1,684       2.5                2,128        3.3           3,402        4.0
                                         -------     -----              -------      -----         -------      -----
Income (loss) before income taxes          4,111       6.0                1,380        2.1         (11,405)     (13.3)
Income tax (benefit)                       1,270       1.8                  590         .9          (1,550)      (1.8)
                                         -------     -----              -------      -----         -------      -----
Net income (loss)                        $ 2,841       4.2%             $   790        1.2%        $(9,855)     (11.5)%
                                         =======     =====              =======       =====        =======      =====

Backlog after excluding the
  Discontinued Businesses
  (at a constant foreign
  exchange rate)                        $21,100                     $24,800
                                        =======                     =======

         Translation of the Company's foreign revenues and results of operations into U.S. dollars is affected by changes in foreign currency exchange rates, particularly with respect to the Swiss franc and the Deutsche mark. Revenues and earnings for the third quarter and first nine months of 1996 as well as for the same periods in 1995 were affected by changes in various foreign currency exchange rates, including in particular the average U.S. dollar/Swiss franc, average U.S. dollar/Deutsche mark and average Deutsche mark/Swiss franc exchange rates, as follows:

                                                                Three Months Ended           Nine Months Ended
                                                                ------------------           -----------------
                                                                Sept. 28,      Sept. 30,    Sept. 28,     Sept. 30,
                                                                  1996           1995         1996           1995
                                                                  ----           ----         ----           ----
Swiss franc average rate                                         $.820             $.848       $.822         $.841
% devaluation vs. prior year                                             -3.3%                         -2.3%

Deutsche mark average rate                                       $.670             $.698       $.670         $.698
% devaluation vs. prior year                                             -4.0%                         -4.0%

Deutsche mark average rate vs.
Swiss franc average rate                                          .817              .823        .815          .830
% devaluation vs. prior year                                             -0.7%                         -1.8%

         Total revenues increased by $.3 million or 1.1% (3.3% when using a constant foreign exchange rate) in the third quarter of 1996 when compared to the same period in 1995 and increased by $.5 million or 2.0% (4.3% when using a constant foreign exchange rate) in the third quarter of 1996 when compared to the pro forma 1995 third quarter revenues. Total revenues for the third quarter of 1996 increased as compared to the pro forma 1995 third quarter revenues primarily due to an increased level of shipments from the U.S. despite the effect of a stronger U.S. dollar relative to the Swiss franc and Deutsche mark. Total revenues increased by $3.0 million or 4.6% for the first nine months of 1996 as compared to the pro forma 1995 revenues for this same period, primarily due to a strong United States and European backlog at the end of 1995 and strong 1996 order inflow offset in part by a lower foreign exchange translation rate.

         Gross margin as a percent of revenues improved to 42.6% and 43.5% in the third quarter and first nine months of 1996, respectively, as compared to 40.9% and 37.8% for the same periods in 1995 (39.8% and 40.8% in 1995, respectively, after excluding the Discontinued Businesses). The improvement in gross margin in 1996 was due to volume, mix, price increases and cost reductions as well as the June 1995 sale and discontinuance of the Colortronic business which had low margins, offset in part by the inability to pass on increased costs caused by the appreciation of the Swiss franc to customers in certain European countries, primarily Germany. The increase in margin when compared to the margins without the Discontinued Businesses was primarily due to volume, mix, price increases and cost reductions.

         Selling, general and administrative (SG&A) expense increased by $.1 million or 0.9% in the third quarter of 1996 and decreased by $5.0 million or 18.3% for the first nine months of 1996 as compared to the same periods in
1995.   The decrease in SG&A for the nine months was due to the elimination of
SG&A expenses associated with the Discontinued Businesses as well as lower foreign exchange translation rates. After excluding the SG&A expenses relating to the Discontinued Businesses from 1995, the 1996 third quarter SG&A increased by $.5 million and increased by 1.7% as a percent of revenues. For the first nine months of 1996, SG&A increased by $.9 million but decreased by 0.2% as a percent of revenue when compared to the 1995 pro forma. The increase in dollars for the first nine months of 1996 was due to higher commissions and selling expenses related to the increased sales volume offset by lower foreign exchange translation rates. The decrease as a percentage of revenues was due to an increase in revenues.

         Research and development (R&D) expenditures were constant in the third quarter of 1996 as compared to the same period in 1995. R&D decreased by $.8 million or 30.2% for the first nine months of 1996 as compared to the same period in 1995 due to the elimination of Colortronic expenses and lower foreign exchange translation rates, offset in part by using for other purposes certain resources previously allocated to Colortronic. R&D expense as a percent of revenues was 2.3% in the third quarter of 1996 and 2.6% for the first nine months of 1996, and 2.4% and 2.9%, respectively, for the same periods in 1995 (2.4% and 2.8%, respectively, excluding the Discontinued Businesses).

         Interest expense decreased by $.2 million or 32.4% in the third quarter of 1996 and $1.7 million or 50.5% for the first nine months of 1996 as compared to the same periods in 1995 due to lower debt levels and lower foreign exchange translation rates, offset in part by increased interest rates in the United States. Interest expense as a percent of revenues was 2.2% in the third quarter of 1996 and 2.5% for the first nine months of 1996 and 3.3% and 4.0%, respectively, for the same periods in 1995 (3.5% and 3.3% in 1995, respectively, excluding Discontinued Businesses).

         A provision for income taxes was recorded on the third quarter and first nine months of 1996 income. A tax benefit was recorded in 1995 due to the significant loss generated from the sale of Colortronic. The effective tax rates for the third quarter and first nine months of 1996 were 18.9% and 30.9%, respectively. The effective tax rate in the third quarter of 1996 was lower than the anticipated annual rate due to the reduction of the valuation allowance for certain foreign net operating loss carryforwards as a result of foreign operation restructuring.

         The Company's backlog decreased by 14.9% at the end of the third quarter of 1996 compared to the same period in 1995 (excluding the Discontinued Businesses and at a constant foreign exchange rate), primarily due to a reduced backlog in Germany.

Liquidity and Capital Resources

      The Company's capitalization as of the end of the fiscal quarters from June 1995 through September 1996 is set forth below:

                                      Sept. 28,      June 29,       March 30,     Dec. 30,        Sept. 30,     July 1,
(Dollars in Thousands)                  1996           1996            1996         1995            1995         1995
                                      ---------      --------       ----------    --------        ---------     ------
Short-term debt including
   current portion of
   long-term debt                       $23,326         $27,322       $ 7,882      $ 2,133          $41,114     $42,890

Long-term debt                            2,772           2,725        26,593       35,004              189         225
                                          -----           -----        ------      -------         --------    --------

Total debt                               26,098          30,047        34,475       37,137           41,303      43,115

Shareholders' equity                     11,824          10,592         9,897        9,421            8,439       8,152
                                         ------        --------       -------        -----          -------     -------

Total debt and
shareholders' equity                    $37,922         $40,639       $44,372      $46,558          $49,742     $51,267
                                        =======         =======       =======      =======          =======     =======

Percent debt to total
  capitalization                            69%             74%           78%          80%              83%         84%

Percent long-term
  debt to equity                            23%             26%          269%         372%               2%          3%

Percent total debt to
 equity                                    221%            284%          348%         394%             489%        529%


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

         In order to comply with a consensus issued in November 1995 set forth by the Emerging Issues Task Force in EITF 95-22 regarding classification of certain debt instruments that include both a requirement for a lock box arrangement and a subjective acceleration clause, $1.4 million of the borrowings under the new revolving line of credit in the U. S. have been classified as a current liability. Under the terms of the revolving credit agreement, however, K-Tron will not be required to repay this amount during the next fiscal year. Payment will only be required at the expiration of the agreement on June 14, 1998 or if the borrowing base is reduced below the amount outstanding. Based on anticipated borrowing base levels, K-Tron believes the amount outstanding will be due and payable in June 1998.

         Total debt decreased by $11.0 million for the first nine months of 1996, of which $1.8 million was due to the effect of foreign exchange translation. Total debt without the effect of the foreign exchange translation decreased by $9.2 million. European and U.S. debt decreased by $3.8 million and $5.4 million, respectively. At September 28, 1996, the Company had $4.3 million of availability under its U.S. revolving credit agreement and $7.6 million of availability under certain of its Swiss loan agreements.

         The increase in short-term debt of $21.2 million was primarily due to the reclassification which took place in the second quarter of 1996 of the Swiss bank debt to short-term as a result of the maturity in March 1997 of the debt in accordance with the forbearance agreement.

         At September 28, 1996, there was a working capital deficit of $5.1 million as compared to working capital of $23.1 million at December 1995, and the ratio of current assets to current liabilities at those dates was .88 and 2.05, respectively. Working capital decreased in 1996 primarily due to the reclassification of long-term debt to short-term debt as discussed above.

         For the first nine months of 1996, the Company utilized earnings from operations and internally-generated funds to meet its working capital needs and reduce debt. In 1995, the Company met its working capital needs by utilizing its short and long-term borrowings.

         Operating activities provided $9.6 million in positive cash flow in the first nine months of 1996 as compared to providing $2.5 million in the same period of 1995. The increase in operating cash flow was primarily the result of operating profits generated in the first nine months of 1996, and reduction of accounts receivable and inventory levels, offset in part by a net reduction in accounts payable and accrued expenses. The significant loss in 1995 was the primary reason for the use of cash in 1995.

         Cash used in investing activities for the first nine months of 1996 was for capital additions. The funds provided in 1995 were primarily due to the funds received from the sale of Colortronic.

         Cash used in financing activities for the first nine months of 1996 was for the reduction of debt and was obtained from the cash provided from operating activities. The funds used in 1995 were the result of using the proceeds from the sale of Colortronic to reduce bank debt.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused a translation adjustment decrease in shareholders' equity of $.5 million in the first nine months of 1996.

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

         In early 1996, an agreement was entered into among the Company's Swiss subsidiary, several other K-Tron companies and the lenders to the Swiss subsidiary under which the lenders have agreed to defer until March 31, 1997 the repayment of credit lines and the principal payments on fixed loans that become due prior to that date. At September 28, 1996, the principal amount outstanding under the Swiss loan agreements was $19.6 million.

         More details about the Swiss Forbearance Agreement are contained in the Company's Annual Report on Form 10-K for the fiscal year ending December 30, 1995.

         The Company will be requesting an extension to the Swiss forbearance agreement for at least one year.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1         1996 Equity Compensation Plan as Amended
         10.2         Amended and Restated Employee Stock Purchase Plan as
                      Amended
         11.1         Computation of Earnings (Loss) Per Share
         27.1         Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports on Form 8-K for the nine months ended September 28, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

                           K-TRON INTERNATIONAL, INC.




Date: October 30, 1996



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



                                       By: /s/ Alan R. Sukoneck
                                          -----------------------
                                       Alan R. Sukoneck
                                       Vice President & Controller
                                       (Duly authorized officer and
                                       principal accounting officer
                                       of the registrant)

                                 EXHIBIT INDEX




Exhibit
-------
10.1               1996 Equity Compensation Plan as Amended

10.2               Amended and Restated Employee Stock Purchase Plan as Amended

11.1               Computation of Earnings (Loss) Per Share

27.1               Financial Data Schedule