Form 10-K
period 1996-12-28
K TRON INTERNATIONAL INC
filed 1997-03-19
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the fiscal year ended December 28, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. / /

As of March 10, 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $31,452,794. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers, but excluding the Estate of Dr. Mario Gallo and David L. Babson Company, Inc., which are the only two beneficial owners of more than ten percent of Common Stock of the Company.

As of March 10, 1997, there were 3,142,865 shares of the registrant's Common Stock outstanding.




                      DOCUMENTS INCORPORATED BY REFERENCE:

As stated in Part III of this annual report on Form 10-K, portions of the following document are incorporated herein by reference:

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

         K-Tron feeders control by either mass or weight (gravimetric feeding) or volume (volumetric feeding) the rate at which ingredients are fed into the manufacturing processes of numerous products, primarily in the plastics, food, chemical, cement, glass and aluminum industries. In addition, the Company designs, produces, markets and sells electronic assemblies and controls, and it provides customer and employee training through its K-Tron Institute.

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

         Weigh Belt Feeders. Weigh belt feeders move dry bulk material along a belt, continuously weighing the material and adjusting the belt speed in order to control precisely the flow rate of the material being fed into the manufacturing process. The feeder regulates the flow rate according to the set points in its electronic controller. A typical application would incorporate several feeders, each supplying an ingredient of the final product, and electronic controllers that determine the feed rate of each ingredient and are capable of instantly altering individual feed rates to maintain the desired proportion of each ingredient.

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

K-Tron Soder Brand

         The K-Tron Soder brand of products offers feeding equipment and systems to control precisely the flow of ingredients in the manufacture of numerous products. K-Tron Soder feeders, including loss-in-weight feeders, weigh belt feeders, volumetric feeders, flow meters and related controls, are assembled at Company facilities in the United States and Switzerland in a complete range of feeding equipment types and sizes for industries other than heavy industries. The plastics compounding, food, chemical, detergent and pharmaceutical industries are among those industries served by K-Tron Soder feeders.

Hasler Brand

         The Hasler brand of products includes weigh belt feeders, belt scales, flow meters, electronic ears, loss-in-weight feeders and related controls. Hasler feeders, like K-Tron Soder feeders, control the flow of ingredients into a manufacturing process. However, Hasler feeders serve heavy industry applications requiring high rates of material flow in rugged industrial environments such as cement mills, mines and quarries and in the fertilizer, aluminum, coal, glass and steel industries. Hasler feeders are primarily assembled at

Company facilities in Switzerland, with some Hasler feeders also being assembled at Company facilities in the United States.

K-Tron Electronics

         K-Tron Electronics designs, assembles and tests electronic circuit boards for outside customers as well as for use by the Company in its products.

         In addition to electronic circuit boards and electro-mechanical contract assembly services, K-Tron Electronics offers engineering and development services. State-of-the-art facilities, which are located in the United States, provide automated surface mount as well as through-hole assembly capabilities and testing equipment.

Customers

         The Company has over 1,000 customers, including many major corporations. No single customer accounted for more than 10% of the Company's total revenues in fiscal 1996, and its five largest customers accounted for approximately 14.6% of total revenues in that year.

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

Patents

         The Company's technology is protected by numerous patents in the United States and in other major countries which offer patent protection. Certain of the United States patents have expired and others expire at various dates through 2013. The loss of such patent protection is not expected to have a significant adverse effect on the Company's operations.

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

         The Company's research and development expenses were $2,316,000, $3,135,000 and $4,439,000 in fiscal years 1996, 1995 and 1994, respectively.

Competition

         The Company is a leading world-wide producer of feeders and related equipment for the handling of bulk solids in manufacturing processes. The Company believes it has reached this position primarily because of its use of electronic and digital control technology, its use of weighing technology and its development of various mechanical design improvements to its products. The Company also relies on other technological advantages and on its reputation and experience in serving the needs of over 1,000 customers to maintain a competitive advantage.

         Strong competition exists in every major market that the Company serves. Competitors range in size from subsidiaries and divisions of large multinationals with a broad line of products to regional organizations which may specialize in a limited range of products.

Backlog

         At the end of fiscal year 1996, the Company's backlog of unfilled orders was approximately $20,504,000, compared to a backlog of approximately $25,488,000 a year earlier, a decrease of approximately 19.6%. Using the December 28, 1996 exchange rate, the backlog at the end of fiscal year 1995 was approximately $24,133,000, and the decrease in 1996 backlog approximately 15.0%. The backlog of orders, excluding the effect of foreign currency exchange translations, decreased in 1996 primarily due to a reduced backlog in the United States and Germany.

         The bulk of the Company's backlog represents orders that will be ready for delivery in less than 120 days. Thus, except for shipments to be made later in the year at customer requests, it is expected that most of the backlog as of the end of fiscal 1996 will be shipped prior to April 30, 1997.

Employees

         At the end of fiscal 1996, the Company had 461 employees, of which 283 were located in Europe, 167 in the United States and 11 in Singapore.

         None of the Company's employees are represented by labor unions. The Company considers relations with its employees to be good.

Item 2.  Properties.

         In the United States, the Company owns a 92,000 square foot building on 17 acres in Pitman, New Jersey where it has manufacturing facilities, administrative offices, its corporate headquarters, research and development offices and a tech center for product demonstration and training. A portion (approximately 10,000 square feet) of the Company's Pitman facility, which houses its U.S. subsidiary's former sheet metal shop, is leased to the purchaser of that business. The Company also has leased facilities in Blackwood, New Jersey where it assembles electronic circuit boards.

         In Niederlenz, Switzerland, the Company owns a 60,000 square foot building where it has manufacturing facilities and a tech center for product demonstration, and an adjacent five floor, 40,000 square foot office building which houses administrative offices, training facilities and research and development offices. Parts of one floor of the office building are leased to two different third parties. The Company also occupies an adjacent leased facility where it manufactures weight sensors.

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

         The Company believes that its present facilities will be sufficient to meet its needs for the foreseeable future. Based primarily on a one shift/40 hour week, the Company was operating its current manufacturing facilities during fiscal 1996 at approximately 70% of their present capacity.

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         This item is not applicable because there were no matters submitted to a vote of security holders during the fourth quarter of 1996.

Executive Officers of the Registrant

         The current executive officers of the Company are as follows:

        Name                  Age                             Position
        ----                  ---                             --------
Leo C. Beebe                  79                Chief Executive Officer and
                                                Chairman of the Board of
                                                Directors
Robert L. Weinberg            60                Senior Executive Vice President,
                                                Chief Financial Officer and
                                                Treasurer
Kevin C. Bowen                45                President and Chief Executive
                                                Officer of K-Tron America, Inc.
Lukas Gunthardt               38                Managing Director and Chief
                                                Executive Officer of K-Tron
                                                (Switzerland) Ltd.

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

         Robert L. Weinberg has been Senior Executive Vice President, Chief Financial Officer and Treasurer of the Company since March 1994. Mr. Weinberg was Senior Executive Vice President and Chief Administrative Officer of the Company from November 1993 until March 1994, Executive Vice President - Strategic Planning and Marketing from May 1993 until November 1993, Executive Vice President - Strategic Planning, Product Development and Marketing from August 1991 until May 1993, Vice President - Marketing, Strategic Planning and Product Development from March 1990 until August 1991, Vice President - Product Development, Manufacturing and Marketing from April 1989 until March 1990, and Vice President - Marketing from October 1988 until April 1989. Prior to joining the Company in October 1988, he served as a consultant at Arthur D. Little, Inc. from 1986 until 1988, and in various executive positions with marketing and strategic planning responsibilities at RCA Corporation and Philco Ford Corporation from 1962 until 1986.

         Kevin C. Bowen has been President and Chief Executive Officer of K-Tron America, Inc. since March 1995. From March 1994 to March 1995, Mr. Bowen was President of K-Tron North America, the North American sales division of K-Tron America. Mr. Bowen served as President of K-Tron America from May 1990 to March 1994. From 1979 to May 1990, Mr. Bowen worked at U.S. subsidiaries of the Company in various manufacturing, sales and marketing capacities. Prior to joining the Company in 1979, he worked in various capacities for Digital Equipment Corporation and Motorola.

         Lukas Gunthardt has been Managing Director of K-Tron (Switzerland) Ltd. since July 1995. From March 1994 until July 1995, he was Managing Director of the Soder Division of K-Tron (Switzerland) Ltd. and from July 1992 until March 1994 was Director of International Research & Development of the Company. Mr. Gunthardt received his M.B.A. from the Sloan School of Management at the Massachusetts Institute of Technology in 1992. Prior to 1992, Mr. Gunthardt worked in various engineering capacities for Staefa Control Systems and Gamewell Corporation.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock trades on the National Market segment of The Nasdaq Stock Market under the symbol "KTII." The following table sets forth the high and low sales prices for each quarter in 1995 and 1996 as quoted on The Nasdaq Stock Market.


Fiscal Year 1995                                                                     High               Low
----------------                                                                     ----               ---
  First Quarter............................................................         $11.50             $ 5.625
  Second Quarter...........................................................           7.00               4.50
  Third Quarter............................................................           6.25               5.25
  Fourth Quarter...........................................................           7.25               5.375

Fiscal Year 1996
----------------

  First Quarter............................................................           7.75               5.50
  Second Quarter...........................................................           9.00               6.75
  Third Quarter............................................................           9.25               7.75
  Fourth Quarter...........................................................          11.27               8.25

         On March 10, 1997, the closing sale price of a share of Common Stock as reported by The Nasdaq Stock Market was $10.625.

         The number of record holders of the Company's Common Stock as of March 10, 1997 was 359.

Dividend Policy

         The Company has never paid a cash dividend on its Common Stock, and it currently intends to retain all earnings for use in its business. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

Item 6.  Selected Financial Data.

         The selected consolidated financial data presented below for, and as of the end of, each of the Company's last five fiscal years have been derived from and are qualified by reference to the Company's consolidated financial statements. The consolidated financial statements of the Company for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements of the Company for each of the two fiscal years in the period ended January 1, 1994 have been audited by Deloitte & Touche LLP, independent public accountants.

         This information should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

         The Company has not paid any cash dividends on its shares of Common Stock during the periods presented.

                                                                           FISCAL YEAR  ENDED
                                                    -------------------------------------------------------------------------------
                                                    DEC. 28     PRO FORMA      DEC. 30        DEC. 31       JAN. 1       JAN. 2
                                                     1996        1995(1)         1995          1994          1994        1993(2)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY($000):
  Revenues                                          $89,871      $89,640       $110,394       $104,772      $107,966      $118,859
  Income (loss) before loss on disposition
    of businesses, cumulative effect of
    accounting changes and taxes                      5,841        2,717            834         (6,200)       (1,784)        6,170

  Income (loss) on disposition of businesses
    and cumulative effect of accounting
    changes(3)                                                                  (11,278)          (852)          854           ---

  Net income (loss)                                   4,026        1,408         (9,294)        (6,826)       (1,065)        3,870
  Total assets                                       55,330                      69,296        109,950       101,296       114,891
  Working capital                                    15,362                      23,114           (549)       17,216         5,432
  Additions to property, plant and equipment          2,081                         370          2,467         3,062         5,901
  Depreciation and amortization                       3,334                       4,844          6,314         6,562         5,991
PER SHARE ($):
  Earnings (loss) before cumulative effect of
    accounting changes                              $  1.28      $   .45       $  (3.00)      $  (2.22)     $  (0.62)     $   1.27
  Net earnings (loss)                                  1.28          .45          (3.00)         (2.22)        (0.35)         1.27
  Book value                                           4.21                        3.03           6.00          8.08          8.71
CAPITALIZATION ($000):
  Shareholders' equity                              $13,194                    $  9,421       $ 18,521      $ 24,694      $ 26,424
  Long-term debt                                     20,807                      35,004         27,413        38,571        29,566
  Short-term debt(4)                                    861                       2,133         32,512        14,565        27,109
  Total debt                                         21,668                      37,137         59,925        53,136        56,675
RATIOS:
  Return on average shareholders' equity(%)            35.6         10.1            N/A            N/A           N/A          15.1
  Return on revenues(%)                                 4.5          1.6            N/A            N/A           N/A           3.3
  Long-term debt to shareholders' equity(%)           157.7                       371.6          148.0         156.2         111.9
  Current assets to current liabilities                1.80                        2.05            .99          1.53          1.10
  Average inventory turnover                            3.2                         2.9            2.9           3.0           2.8
  Average accounts receivable turnover                  4.8                         4.3            3.8           3.8           4.3
OTHER DATA:
  Shares outstanding (000)(5)                         3,137                       3,113          3,088         3,056         3,035
  Shareholders of record(6)                             350                         383            423           437           449
  Number of employees                                   461                         466            683           724           804

(1) Reflects pro forma adjustments for loss on disposition of businesses described in (3) and the discontinuance of the Company's other Colortronic brand business, all as more fully explained in Note 3 of the Company's 1996 consolidated financial statements as if such dispositions and discontinuances were consummated as of the beginning of the 1995 fiscal year.

(2) The 1992 consolidated financial statements include the acquisition of Colortronic GmbH and Colortronic, Inc. from April 30, 1992.

(3) 1995 - loss on disposition of businesses of $10,529 from sale of Colortronic GmbH and rights to several related patents and patent applications and $749 loss on the sale of Hasler France and Brazilian businesses; 1994 - reserves established for the anticipated sale of Hasler France and Brazilian businesses; 1993 - cumulative effect of changes in accounting principles for the cost of inventory of $504, net of tax, and for income taxes of $350.

(4)      Including current portion of long-term debt.

(5)      Net of treasury stock of 1,063 shares.

(6)      Does not include shareholders whose shares are held in street name.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         In 1996, the Company reported net income of $4,026,000 as compared to a 1995 net loss of $9,294,000. The principal components of the 1995 loss were a second quarter loss of $10,529,000 recorded in connection with the sale of Colortronic GmbH ("Colortronic"), a German subsidiary, and related patent and patent applications and third and fourth quarter losses totaling $749,000 resulting from the sale of the Company's Brazilian and Hasler France businesses. On a pro forma basis, assuming that these 1995 transactions, and the discontinuance of the Company's other Colortronic brand business, had occurred at the beginning of the 1995 fiscal year, the Company would have had 1995 net income of $1,408,000.

         At the end of 1995, the Company and its U.S. manufacturing subsidiary were in default under several financial covenants contained in their loan agreement with three U.S. banks, while the Company's Swiss manufacturing subsidiary was in violation of certain equity guarantees contained in its loan agreements with several Swiss lenders, resulting in a default under each of those loan agreements. In April 1995 and early 1996, forbearance agreements were entered into with the U.S. banks and the Swiss lenders, respectively, which were described in detail in Item 7 of the Company's annual report on Form 10-K for the fiscal year ended December 30, 1995. In June 1996, the Company's U.S. manufacturing subsidiary refinanced the U.S. bank debt with two new lenders. The new loans were made directly to the subsidiary and consisted of a mortgage loan in the amount of $2,700,000 and a two-year secured revolving credit facility with maximum availability of $5,700,000. Borrowings under the new loan agreements of $5,900,000 along with $1,400,000 of cash were used to repay the $7,300,000 outstanding under the old loan agreement, and that loan facility and related forbearance agreement were terminated. At December 28, 1996, the principal amount outstanding under the U.S. loan agreements was $2,852,000 ($172,000 on the revolving line of credit and $2,680,000 on the mortgage.) In February 1997, the agreement between the Company's Swiss manufacturing subsidiary and such subsidiary's Swiss lenders which was scheduled to expire on March 31, 1997 was amended and extended until March 31, 1999, and such subsidiary is not in default under any of its loan agreements with such lenders. At

December 28, 1996, the principal amount outstanding under the loan agreements with the Swiss lenders was $16,376,000.

         Since the 1995 dispositions of the Company's Colortronic, Brazilian and Hasler France businesses and the discontinuance of the other Colortronic brand business (collectively the "Discontinued Businesses"), the Company's results have improved significantly, and it has reported increasing net income for six consecutive quarters since June 1995. Cash flow from operations has also improved, enabling the Company to reduce indebtedness for money borrowed by $15,469,000 in 1996 and $5,978,000 in the second half of 1995 ($11,946,000 and
$5,368,000, respectively, after taking into account the effect of foreign currency exchange translation.)

         K-Tron is an international company with approximately 60 percent of its revenues from products manufactured and services performed from its facilities outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to both translation and transaction fluctuations in foreign currency exchange rates ("foreign exchange rates").

Results of Operations

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated. The 1995 pro forma results illustrate the estimated effects on operations of the disposition of the Colortronic, Brazilian and Hasler France businesses noted above, and the discontinuance of the Company's other Colortronic brand business, as if the dispositions and discontinuance (previously defined as "Discontinued Businesses") were consummated as of the beginning of the 1995 fiscal year:

                                                               Fiscal Year
                                       -------------------------------------------------------------
                                                        Pro Forma
                                                        ---------
                                          1996             1995             1995              1994
                                       ---------        ---------        ---------         ---------
Total revenues                             100.0%           100.0%           100.0%            100.0%
Cost of revenues                            56.6             58.9             61.3              64.1
                                       ---------        ---------        ---------         ---------
Gross profit                                43.4             41.1             38.7              35.9
Selling, general and
 administrative                             32.1             32.1             31.4              33.3
Research and development                     2.5              2.8              2.8               4.2
Loss on disposition of
businesses                                    --               --             10.2               0.8
                                       ---------        ---------        ---------         ---------
Operating income (loss)                      8.8              6.2             (5.7)             (2.4)
Interest                                     2.3              3.2              3.7               4.3
                                       ---------        ---------        ---------         ---------
Income (loss) before income
taxes                                        6.5%             3.0%            (9.4%)            (6.7%)
                                       =========        =========        =========         =========
Year-end backlog after
excluding the Discontinued
Businesses (at year end 1996
constant foreign exchange rates,
in thousands)                          $  20,504        $  24,133        $  24,133         $  19,970
                                       =========        =========        =========         =========


         Translation of the Company's foreign revenues and results of operations into U.S. dollars is affected by changes in foreign exchange rates, particularly with respect to the Swiss franc and the Deutsche mark. In addition, revenues and income of the Company with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in other currencies, including in particular the average U.S. dollar/Swiss franc, average U.S. dollar/Deutsche mark and average Deutsche mark/Swiss franc exchange rates. For 1996, 1995 and 1994, the changes in these exchange rates were as follows:

                                                      Fiscal Year
                                      --------------------------------------------
                                       1996              1995               1994
                                      -------           -------            -------

Swiss franc average rate              $  .810           $  .848            $  .730
% (devaluation) or appreciation
vs. prior year                                  -4.5%             +16.0%

Deutsche mark average rate            $  .666           $  .699            $  .615
% (devaluation) or appreciation
vs. prior year                                  -4.7%             +14.0%

Deutsche mark average rate vs
Swiss franc average rate                 .822              .824               .842
% (devaluation) vs. prior year                  -0.2%              -2.0%


         Total revenues decreased by $20,500,000 or 18.6% (15.4% when using constant foreign exchange rates) in 1996 as compared to 1995, and increased by $200,000 or 0.3% (3.1% when using constant foreign exchange rates) when compared to the pro forma 1995 revenues. The 1996 revenues decrease versus 1995 is primarily due to the absence of the Discontinued Businesses as well as to a weaker Swiss franc and Deutsche mark compared to the U.S. dollar. The 1996 revenue increase as compared to the pro forma 1995 was primarily due to a strong United States and European backlog at the end of 1995 and strong 1996 order in-flow, offset in part by lower foreign exchange translation rates.

         Total revenues increased by $5,600,000 or 5.4% (while decreasing by 4.6% when using constant foreign exchange rates) in 1995 as compared to 1994. Total revenues increased in 1995 compared to 1994 due to the strong European and United States backlog at the end of 1994, continued strong 1995 order in-flow and the effect of a weaker U.S. dollar relative to the Swiss franc and Deutsche mark, offset in part by the effect on revenues in the second half of 1995 of the June 1995 sale of Colortronic. Total revenues in 1995 and 1994 without the Discontinued Businesses would have been $89,600,000 and $69,500,000, respectively, an increase of $20,100,000 or 28.9% (a $13,000,000 increase or 16.9% when using constant foreign exchange rates).

         Gross margin as a percent of revenues improved to 43.4% in 1996 as compared to 38.7% in 1995 (41.1% after excluding the Discontinued Businesses) and 35.9% in 1994. The improvement in gross margin in 1996 was due to volume, mix, price increases and cost reductions as well as the June 1995 sale and discontinuance of the Colortronic business which had low margins, offset in part by the inability to pass on increased costs caused by the appreciation of the Swiss franc to customers in certain European countries, primarily Germany. The increase in margin when compared to the margins without the Discontinued Businesses was primarily due to volume, mix, price increases and cost reductions. The improvement in gross margin in 1995 was due to volume and price increases and cost reductions in the United States as well as the sale and discontinuance of the Colortronic business which had low margins, offset in part by an increase in warranty costs and the inability to pass on increased costs caused by the appreciation of the Swiss franc to customers in certain European countries. In addition, the 1995 margins were negatively affected by heavily discounted orders booked in 1994 but not shipped until 1995.

         Selling, general and administrative (SG&A) expense decreased by $5,800,000 or 16.7% in 1996 as compared to 1995 (but remained constant after excluding the Discontinued Businesses). The decrease in SG&A in 1996 was due to the elimination of SG&A expenses associated with the Discontinued Businesses as well as lower foreign exchange translation rates. SG&A expense decreased by $300,000 or 0.1% in 1995 as compared to 1994. The marginal reduction in SG&A expenditures was due to the business dispositions that took place in 1995, offset in part by higher foreign exchange translation rates, higher commissions and selling expenses related to the increased sales volume and costs incurred related to the U.S. and Swiss forbearance agreements. As a percent of sales, SG&A was 32.1% in 1996, 31.4% in 1995 (32.1% after excluding the Discontinued Businesses) and 33.3% in 1994.

         Research and development (R&D) expenditures decreased by $800,000 or 26.1% in 1996 as compared to 1995 due to the elimination of Colortronic expenses and lower foreign exchange translation rates, offset in part by using for other purposes certain resources previously allocated to Colortronic. R&D expenditures in 1995 decreased $1,300,000 or 29.4% from 1994 levels due to the elimination of Colortronic expenses in the second half of 1995, offset in part by using for other purposes certain resources previously allocated to Colortronic and higher foreign exchange translation rates. R&D expense as a percent of revenues was 2.5% in 1996, 2.8% in 1995 (2.8% excluding Colortronic for 1995) and 4.2% in 1994.

         The 1995 loss on the disposition of businesses includes a pre-tax loss of $10,529,000 from the June 1995 sale of Colortronic and rights to several related patents and patent applications, as well as a pre-tax loss of $749,000 from the fourth quarter sale of the Company's Brazilian and Hasler France operations. The $852,000 loss incurred in 1994 related to reserves established in connection with the anticipated sales of the Brazilian and Hasler France operations.

         Interest expense decreased by $2,100,000 or 50.9% in 1996 as compared to 1995 due to lower debt levels and lower foreign exchange translation rates, offset in part by increased interest rates. Interest expense in 1995 decreased by $300,000 from 1994 due to lower debt levels following the sale of Colortronic offset in part by increased interest rates in the United States and higher foreign exchange translation rates. Interest expense as a percent of sales was 2.3% in 1996, 3.7% in 1995 (3.2% after excluding the Discontinued Businesses) and 4.3% in 1994.

         Income before income taxes was $5,841,000 in 1996 while the loss before income taxes was $10,444,000 and $7,052,000 in 1995 and 1994, respectively. The change during the periods was the result of the items discussed above.

         The 1996 provision for income tax of $1,815,000 was primarily related to the United States and German operations. The Company's 1995 net income tax benefit was comprised of a fourth quarter $400,000 provision on U.S. operations and a $1,550,000 benefit recognized on European losses. The Company's income tax benefit in 1994 was primarily due to the results of the United States operations as no tax benefit was recognized for the European losses, since realization was not assured. The Company has available New Jersey state and foreign tax loss carry forwards that total $4,205,000 and $19,559,000, respectively, which, if realized, would have estimated future benefits of $252,000 and $5,296,000, respectively.

         The Company does not believe that inflation has had a material impact on the results of operations during the last three years.

         The Company's backlog decreased by 15 percent at the end of 1996 compared to 1995 (excluding the Discontinued Businesses and at constant foreign exchange rates), primarily due to reduced backlog in the United States and Germany. The Company's backlog (excluding the Discontinued Businesses and at constant foreign exchange rates) increased in 1995 primarily due to strong bookings in the United States.

Liquidity and Capital Resources

         As noted earlier under the "Overview," the Company's U.S. and Swiss manufacturing subsidiaries have entered into new or amended and extended loan arrangements, and there are no defaults under any of the existing loan agreements.

         In June 1996, the U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with a lender which provides for a maximum borrowing of $5,700,000, subject to certain limitations based upon inventory and receivable levels. The interest rate at December 28, 1996 was 9.75%. At December 28, 1996, $172,000 was borrowed under the agreement and $5,528,000 was available for future borrowing. Also in June 1996, the Company's U.S. manufacturing subsidiary obtained a $2,700,000 twenty-year mortgage loan at an interest rate of 9%. Monthly principal and interest payments are $24,293. Every five years the bank has the right to review the mortgage and adjust its terms, including due dates and interest rates, with the first such right occurring in June 2001.

         As a result of the agreement reached in early 1996 with the lenders to the Company's Swiss manufacturing subsidiary, the board of directors of that subsidiary was expanded from one director to three directors, with one of the directors being designated by the Swiss lenders. In addition, the Swiss lenders have imposed a number of limitations and requirements on the Swiss subsidiary, including certain restrictions on intercompany transactions with K-Tron's

U.S. companies and a prohibition on the payment of management fees to the Company after March 1, 1996. As part of the February 1997 agreement amending and extending the agreement with the Swiss lenders to March 31, 1999, the Swiss subsidiary has agreed to a 50% average reduction in the maximum amount that may be borrowed under its operating lines of credit, effective April 1, 1997, and has also agreed not to terminate the existing arrangement prior to March 31, 1998, and the Swiss lenders have agreed to continue to defer until March 31, 1999 the repayment of credit lines and the principal payments on fixed loans that become due prior to that date. Effective April 1, 1997, interest rates on the Swiss lines of credit will be adjusted to market rates plus 2% while the rates on other long-term loans will be similarly adjusted on the next renewal dates. Interest rates will be reduced by 2% upon achievement of a 1.5 to 1.0 debt-to-equity ratio for the Swiss subsidiary.

         At December 28, 1996, the Company had $5,528,000 of availability under its U.S. revolving credit agreement and $8,453,000 of availability under certain of its Swiss loan agreements. If the 50% reduction in the maximum amount that may be borrowed under the Swiss operating lines of credit, which is scheduled to take effect on April 1, 1997, had been in effect on December 28, 1996, the availability under the Swiss agreements would have been approximately $5,150,000.

         The Company's capitalization as of the end of fiscal years 1996, 1995 and 1994 is set forth below:

                                                               ($'s in thousands)
                                                       1996            1995          1994
-------------------------------------------------------------------------------------------
Short-term debt including current
 portion of long-term debt                            $   861        $ 2,133        $32,512

Long-term debt                                         20,807         35,004         27,413
                                                      -------        -------        -------

Total debt                                             21,668         37,137         59,925

Shareholders' equity                                   13,194          9,421         18,521
                                                      -------        -------        -------

Total debt and shareholders' equity                   $34,862        $46,558        $78,446
                                                      =======        =======        =======

Percent debt to total capitalization                       62%            80%            76%

Percent long-term debt to equity                          158%           372%           148%

         Total debt decreased in 1996 by $15,469,000, of which $11,946,000 was from cash provided by operations and $3,523,000 was due to the effect of foreign exchange translation. Total debt decreased in 1995 by $22,788,000, of which $22,928,000 (from the beginning of the year) was due to the sale of Colortronic and $4,359,000 was from cash provided by operations, offset by a $4,499,000 increase due to the effect of foreign translation. Total 1995 debt without the effect of the foreign exchange translation decreased by $27,287,000.

         The 1995 decrease in short-term debt of $30,379,000 was primarily due to the re-classification of the U.S. and Swiss bank debt to long-term as a result of arrangements reached with the lenders in early 1996.

         At the end of 1996 and 1995, working capital was $15,362,000 and $23,114,000, respectively, and the ratio of current assets to current liabilities was 1.80 and 2.05, respectively. Working capital decreased in 1996 primarily due to the utilization of funds generated from operations and improved asset management to reduce indebtedness.

         In 1996 and 1995, the Company utilized internally generated funds to meet its working capital needs.

         Net cash provided by operating activities was $13,969,000 in 1996, $6,111,000 in 1995, and $82,000 in 1994. The increase in operating cash flow was primarily the result of operating profits generated since mid-1995 and significant reductions in accounts receivable and inventory, offset in part by a reduction in the total amount in accounts payable and accrued expenses. The significant loss in 1995 was primarily a non-cash loss on the sale of the Discontinued Businesses.

         Excluding the effect of foreign currency translation, receivables and inventory provided cash of $7,367,000 in 1996, while payables and accrued expenses decreased $1,411,000 during 1996. Improved asset management enabled the Company to reduce accounts receivable and inventory, thereby allowing it to reduce accounts payable.

         The average number of days to convert accounts receivable to cash was 76 days in 1996 compared to 84 days in 1995 and 95 days in 1994. The average number of days to convert inventory into accounts receivable was 114 days in 1996 compared to 126 days in each of 1995 and 1994.

         Net cash provided by (used in) investing activities was ($2,128,000), $8,943,000, and ($2,578,000) in 1996, 1995, and 1994, respectively. Capital expenditures were $2,081,000, $370,000, and 2,467,000 in 1996, 1995, and 1994,
respectively. The 1995 proceeds from the sale of Colortronic (and related patents and patent applications) and the Brazilian and Hasler France businesses were $9,000,000 and $320,000, respectively. The Company has no outstanding material commitments for capital improvements, but does expect to make normal capital expenditures to maintain and enhance its operations.

         Cash used in financing activities in 1996 and 1995, which was primarily used for the reduction of debt, was obtained from the strong cash flow provided by operations as well as in 1995 from the proceeds from the disposition of the Discontinued Businesses. Cash used in financing activities in 1994 was primarily the result of changes required to support working capital needs. Cash and short-term investments decreased to $3,079,000 at the end of fiscal 1996 from $3,239,000 a year earlier.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused a translation adjustment decrease in shareholders' equity of $393,000 in 1996, following increases of $78,000 and $377,000 in 1995 and 1994, respectively.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by Item 10 of Form 10-K will be set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

         The executive officers are elected or appointed by the Board of Directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

         The required information as to executive officers is set forth in Part I hereof and incorporated herein by reference.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information called for by Items 11 and 12 of Form 10-K will be set forth under the captions "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management," respectively, in the Company's definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         None.

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

             3. Exhibits. (see (c) below).

         (b) Reports on Form 8-K.

             The Company did not file a report on Form 8-K during the quarter ended December 28, 1996.

         (c) Exhibits.

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

3.1      Restated Certificate of Incorporation (7) (Exhibit 3.1)

3.2      By-Laws, as amended (8) (Exhibit 3.2)

4.1      Form of Certificate for Shares of Common Stock (8) (Exhibit 4.1)

4.2 Rights Agreement dated as of October 3, 1991 with First Interstate Bank of Arizona, N.A., as Rights Agent (6) (Exhibit 1)

10.1.1 Revolving Credit and Term Loan Agreement, dated June 28, 1993, between K-Tron North America, Inc. and K-Tron International, Inc. and First Fidelity Bank, N.A., New Jersey (9) (Exhibit 10.1.1)

10.1.2 First Amendment to Loan Agreement dated as of June 30, 1994, to Revolving Credit and Term Loan Agreement dated as of June 28, 1993 by and among K-Tron International, Inc. and K-Tron America, Inc., First Fidelity Bank, N.A., PNC Bank, National Association and United Jersey Bank/South N.A. (10) (Exhibit 10.1)

10.1.3 Forbearance Agreement and Second Amendment to Revolving Credit and Term Loan Agreement dated April 28, 1995 by and among K-Tron International, Inc., K-Tron America, Inc., K-Tron Technologies, Inc., K-Tron Investment Co., K-Tron Patent, Inc., First Fidelity Bank, N.A., PNC Bank, N.A. and United Jersey Bank (11) (Exhibit 10.1)

10.1.4 Forbearance Agreement and Third Amendment to Revolving Credit and Term Loan Agreement dated June 22, 1995 by and among K-Tron International, Inc., K-Tron America, Inc., K-Tron Technologies, Inc., K-Tron Investment Co., K-Tron Patent, Inc., First Fidelity Bank, N.A., PNC Bank, N.A. and United Jersey Bank (12) (Exhibit 10.1)

10.1.5 Forbearance Agreement and Fourth Amendment to Revolving Credit and Term Loan Agreement dated February 28, 1996 by and among K-Tron International, Inc., K-Tron America, Inc., K-Tron Technologies, Inc., K-Tron Investment Co., K-Tron Patent, Inc., First Union National Bank, PNC Bank, N.A. and United Jersey Bank (13) (Exhibit 10.1.5)

10.1.6 Forbearance Agreement by and among Swiss Bank Corp. Aarau, Credit Suisse Aarau, Swiss Volksbank, Union Bank of Switzerland, Banque Cantonale Neuchateloise, CS Immobilien Leasing Ltd., K-Tron (Switzerland) Ltd., K-Tron Vertech Ltd., K-Tron Patent Ltd., K-Tron Asia Pacific Pte Ltd, K-Tron International Inc. and K-Tron Investment Co. (13) (Exhibit 10.1.6)

10.1.7 Amendment 1 to Forbearance Agreement by and among Swiss Bank Corp. Aarau, Credit Suisse, Swiss Volksbank, Union Bank of Switzerland, Banque Cantonale Neuchateloise, CS Immobilien Leasing Ltd., K-Tron (Switzerland) Ltd., K-Tron Asia Pacific Pte Ltd, K-Tron International Inc. and K-Tron Investment Co.*

10.1.8 Amendment 2 to Forbearance Agreement by and among Swiss Bank Corp. Aarau, Credit Suisse, Swiss Volksbank, Union Bank of Switzerland, Banque Cantonale Neuchateloise, CS Immobilien Leasing Ltd., K-Tron (Switzerland) Ltd., K-Tron Asia Pacific Pte Ltd, K-Tron International Inc. and K-Tron Investment Co.*

10.2.1   1986 Stock Option Plan, as amended and restated (7) (Exhibit 10.2.1)**

10.2.2   1988 Stock Option Plan for Non-Employee Directors (2) (Exhibit
         10.2.4)**

10.2.3   K-Tron International, Inc. 1996 Equity Compensation Plan, as amended
         (14) (Exhibit 10.1)**

10.2.4 K-Tron International, Inc. Amended and Restated Employee Stock Purchase Plan (14) (Exhibit 10.2)**

10.2.5 K-Tron International, Inc. Profit-Sharing and Thrift Plan, as amended and restated (3) (Exhibit 10.2.5)**

10.2.6 Amendment No. 1992-1 to K-Tron International, Inc. Profit-Sharing and Thrift Plan (7) (Exhibit 10.2.6)**

10.2.7 Amendment No. 1996-1 to K-Tron International, Inc. Profit-Sharing and Thrift Plan* **

10.2.8 K-Tron International, Inc. Supplemental Executive Retirement Plan (7) (Exhibit 10.2.7)**

10.2.9 Employment Agreement with Ronald G. Larson, dated as of January 1, 1992, and Schedule 10.2.13 listing other employment agreements which are identical in all material respects except for the employee and the amount of salary to be paid (7) (Exhibit 10.2.13)**

10.2.10 First Amendment to Employment Agreement with Ronald G. Larson, dated as of February 11, 1992, and Schedule 10.2.14 listing other first amendments to employment agreements which are identical in all material respects except for the employee (7) (Exhibit 10.2.14)**

10.2.11 Schedule 10.2.11 listing other employment agreement which is dated as of October 25, 1996 and is identical in all material respects to the Employment Agreement set forth in Exhibit 10.2.9, as amended by the First Amendment to Employment Agreement set forth in Exhibit 10.2.10, except for the employee and the amount of salary to be paid**

10.2.12  Indemnification Agreement with Leo C. Beebe, dated March 23, 1987, and
         Schedule 10.2.9 listing other indemnification agreements which are identical in all material respects except for the director or officer who is a party thereto (1) (Exhibit 10.2.9)**

10.2.13 Schedule 10.2.11 listing other indemnification agreements which are dated November 18, 1988 and are identical in all material respects to the Indemnification Agreement set forth in Exhibit 10.2.12 except for the director or officer who is a party thereto (2) (Exhibit 10.2.11)**

10.2.14 Schedule 10.2.16 listing other indemnification agreements which are dated September 20, 1993, November 12, 1993 and January 14, 1994 and are identical in all material respects to the Indemnification Agreement set forth in Exhibit 10.2.12 except for the director or officer who is a party thereto (9) (Exhibit 10.2.16)**

10.3.1 Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA, with limited guaranty of K-Tron Soder AG (4) (Exhibit 10.1(b))

10.3.2 Amendment, dated January 25, 1991, to Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA and to the related limited guaranty of K-Tron Soder AG (5) (Exhibit 10.3.3)

11.1     Computation of (Loss) Earnings per Common and Common Equivalent Share*

21.1     Subsidiaries*

23.1     Consent of Arthur Andersen LLP*

24.1     Power of Attorney (Included on Signature Page)

27.1     Financial Data Schedule*

----------
*        Filed herewith

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

(13) Filed as an exhibit to annual report on Form 10-K for the year ended December 30, 1995 File No. 0-9576 and incorporated herein by reference.

(14) Filed as an exhibit to quarterly report on Form 10-Q for the fiscal quarter ended September 28, 1996 File No. 0-9576 and incorporated herein by reference.

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

                                                  K-TRON INTERNATIONAL, INC.


Date:  March 14, 1997                             By   /s/ Leo C. Beebe
                                                     -------------------------
                                                       Leo C. Beebe
                                                       Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Each person in so signing also makes, constitutes and appoints Leo C. Beebe, Chairman and Chief Executive Officer of K-Tron International, Inc., and Robert L. Weinberg, Senior Executive Vice President, Chief Financial Officer and Treasurer of K-Tron International, Inc., and each of them acting alone, as his true and lawful attorneys-in-fact, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


       Signature                        Date                              Capacity
       ---------                        ----                              --------
/s/ Leo C. Beebe                     March 14, 1997              Chief Executive Officer
------------------------------                                   (principal executive officer) and
     Leo C. Beebe                                                Chairman of the Board of
                                                                 Directors

/s/ Robert L. Weinberg               March 14, 1997              Senior Executive Vice President,
------------------------------                                   Chief Financial Officer and
     Robert L. Weinberg                                          Treasurer (principal financial
                                                                 officer)

/s/ Alan R. Sukoneck                 March 14, 1997              Vice President, Chief
------------------------------                                   Accounting and Tax Officer
     Alan R. Sukoneck                                            (principal accounting officer)

/s/ Edward B. Cloues, II             March 14, 1997              Director
------------------------------
     Edward B. Cloues, II

       Signature                                   Date                                    Capacity
       ---------                                   ----                                    --------
/s/ Norman Cohen                               March 14, 1997                               Director
--------------------------------
     Norman Cohen

/s/ Richard J. Pinola                          March 14, 1997                               Director
--------------------------------
     Richard J. Pinola

/s/ Hans-Jurg Schurmann                        March 14, 1997                               Director
--------------------------------
     Hans-Jurg Schurmann

/s/ Jean Head Sisco                            March 14, 1997                               Director
-------------------------------
     Jean Head Sisco

/s/ Johannes Wirth                             March 14, 1997                               Director
--------------------------------
     Johannes Wirth

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF DECEMBER 28, 1996 AND DECEMBER 30, 1995
                         TOGETHER WITH AUDITORS' REPORT

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES



         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                             F-2

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES:

    Consolidated Balance Sheets--December 28, 1996 and December 30, 1995             F-3

    Consolidated Statements of Operations for the Fiscal Years Ended
       December 28, 1996, December 30, 1995 and December 31, 1994                    F-5

    Consolidated Statements of Changes in Shareholders' Equity for the Fiscal
       Years Ended December 28, 1996, December 30, 1995 and December 31, 1994        F-6

    Consolidated Statements of Cash Flows for the Fiscal Years Ended
       December 28, 1996, December 30, 1995 and December 31, 1994                    F-7

    Notes to Consolidated Financial Statements                                       F-9

    Schedule I--Condensed Financial Information of Registrant                        S-1

    Schedule II--Valuation Reserves                                                  S-5

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To K-Tron International, Inc.:

We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. (a New Jersey corporation) and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 28, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-Tron International, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements as of December 28, 1996 and December 30, 1995, and for each of the three years in the period ended December 28, 1996, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                        Arthur Andersen LLP


Philadelphia, Pa.,
     February 10, 1997

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                     ASSETS



                                                        December 28,    December 30,
                                                             1996          1995
                                                          -------        -------
CURRENT ASSETS:
     Cash and cash equivalents                            $ 3,079        $ 3,239
     Accounts receivable (less allowance for doubtful
         accounts of  $1,037 and $1,077)                   16,336         20,849
     Inventories                                           13,258         18,534
     Deferred income taxes                                    641          1,088
     Prepaid expenses and other current assets              1,353          1,512
                                                          -------        -------

                        Total current assets               34,667         45,222

PROPERTY, PLANT AND EQUIPMENT, net of
     accumulated depreciation of $27,023 and $26,756       15,624         17,595

PATENTS, net of accumulated amortization of $2,956
     and $4,644
                                                              493            480

EXCESS OF COST OVER NET ASSETS ACQUIRED, net
     of accumulated amortization of $3,086 and $3,009       4,422          5,597

OTHER ASSETS                                                  124            402
                                                          -------        -------

                        Total assets                      $55,330        $69,296
                                                          =======        =======







   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                    (dollars in thousands except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                        December 28,      December 30,
                                                                            1996             1995
                                                                          --------         --------

CURRENT LIABILITIES:
     Notes payable to banks                                               $    494         $   --
     Current portion of long-term debt                                         367            2,133
     Accounts payable                                                        5,641            9,250
     Accrued expenses and other current liabilities                          3,440            2,558
     Accrued payroll                                                         2,579            1,459
     Accrued commissions                                                     2,407            2,523
     Customer advances                                                       2,318            2,612
     Accrued warranty                                                          826              893
     Income taxes payable                                                    1,226              680
     Deferred income taxes                                                       7             --
                                                                          --------         --------

                        Total current liabilities                           19,305           22,108
                                                                          --------         --------

LONG-TERM DEBT, net of current portion                                      20,807           35,004
                                                                          --------         --------

DEFERRED INCOME TAXES                                                          459              466
                                                                          --------         --------

OTHER NONCURRENT LIABILITIES                                                 1,565            2,297
                                                                          --------         --------

COMMITMENTS AND CONTINGENCIES (Note 11)

SERIES A JUNIOR PARTICIPATING PREFERRED
     SHARES, $.01 par value, 50,000 shares
     authorized; none issued
                                                                              --               --
                                                                          --------         --------

SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 950,000 shares
         authorized; none issued                                              --               --
     Common stock, $.01 par value; 15,000,000 shares
         authorized; 4,200,328 and 4,175,585 shares issued                      42               42
     Paid-in capital                                                        14,120           13,980
     Retained earnings                                                       9,802            5,776
     Cumulative translation adjustment                                        (206)             187
                                                                          --------         --------

                                                                            23,758           19,985
     Treasury stock, 1,062,950 shares, at cost                             (10,564)         (10,564)
                                                                          --------         --------

                        Total shareholders' equity                          13,194            9,421
                                                                          --------         --------

                        Total liabilities and shareholders' equity        $ 55,330         $ 69,296
                                                                          ========         ========


   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (dollars in thousands except share data)




                                                                                 For the Fiscal Year Ended
                                                                     -----------------------------------------------
                                                                      December 28,    December 30,       December 31,
                                                                         1996            1995                1994
                                                                     ----------       -----------        -----------


REVENUES                                                             $   89,871       $   110,394        $   104,772

COST OF REVENUES                                                         50,839            67,658             67,145
                                                                     ----------       -----------        -----------

                  Gross profit                                           39,032            42,736             37,627
                                                                     ----------       -----------        -----------

OPERATING EXPENSES:
     Selling, general and administrative                                 28,840            34,625             34,916
     Research and development                                             2,316             3,135              4,439
     Loss on disposition of businesses                                     --              11,278                852
                                                                     ----------       -----------        -----------

                                                                         31,156            49,038             40,207
                                                                     ----------       -----------        -----------

                  Operating Income (Loss)                                 7,876            (6,302)            (2,580)

INTEREST EXPENSE                                                          2,035             4,142              4,472
                                                                     ----------       -----------        -----------

                  Income (Loss) Before Income Taxes                       5,841           (10,444)            (7,052)

INCOME TAX PROVISION (BENEFIT)                                            1,815            (1,150)              (226)
                                                                     ----------       -----------        -----------

                  Net income (loss)                                  $    4,026       $    (9,294)       $    (6,826)
                                                                     ==========       ===========        ===========

EARNINGS (LOSS) PER SHARE                                            $     1.28       $     (3.00)       $     (2.22)
                                                                     ==========       ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING                                  3,136,000         3,096,000          3,079,000
                                                                     ==========       ===========        ===========






   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (dollars in thousands)

                             Common Stock                                    Cumulative      Treasury Stock
                         ----------------------     Paid-in      Retained    Translation   ----------------------
                           Shares       Amount      Capital      Earnings    Adjustment     Shares        Amount        Total
                         ---------    ---------    ---------    ---------     ---------    ---------    ---------     ---------
BALANCE,
  JANUARY 1, 1994        4,119,228    $      41    $  13,589    $  21,896     $    (268)   1,062,950    $ (10,564)    $  24,694

    Issuance of
      common stock          31,659         --            276         --            --           --           --             276

    Net loss                  --           --           --         (6,826)         --           --           --          (6,826)

    Translation
       adjustments            --           --           --           --             377         --           --             377
                         ---------    ---------    ---------    ---------     ---------    ---------    ---------     ---------

BALANCE,
  DECEMBER 31, 1994      4,150,887           41       13,865       15,070           109    1,062,950      (10,564)       18,521

     Issuance of
       common stock         24,698            1          115         --            --           --           --             116

     Net loss                 --           --           --         (9,294)         --           --           --          (9,294)

     Translation
       adjustments            --           --           --           --              78         --           --              78
                         ---------    ---------    ---------    ---------     ---------    ---------    ---------     ---------

BALANCE,
   DECEMBER 30, 1995     4,175,585           42       13,980        5,776           187    1,062,950      (10,564)        9,421

     Issuance of
       common stock         24,743         --            140         --            --           --           --             140

     Net income               --           --           --          4,026          --           --           --           4,026

     Translation
       adjustments            --           --           --           --            (393)        --           --            (393)
                         ---------    ---------    ---------    ---------     ---------    ---------    ---------     ---------

BALANCE,
  DECEMBER 28, 1996      4,200,328    $      42    $  14,120    $   9,802     $    (206)   1,062,950    $ (10,564)    $  13,194
                         =========    =========    =========    =========     =========    =========    =========     =========



   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)



                                                                              For the Fiscal Year Ended
                                                                      ----------------------------------------
                                                                    December 28,    December 30,     December 31,
                                                                        1996            1995            1994
                                                                      --------        --------        --------

OPERATING ACTIVITIES:
   Net income (loss)                                                  $  4,026        $ (9,294)       $ (6,826)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities-
         Loss on disposition of businesses                                --            11,278             852
         Depreciation and amortization                                   3,338           4,844           6,314
         Amortization of deferred gain on
            sale/leaseback transaction                                    (447)           (468)           (403)
         Deferred income taxes                                             443          (1,651)            (14)
         Changes in assets and liabilities
            excluding effects of dispositions-
               Accounts receivable, net                                  3,266           1,802          (1,965)
               Inventories                                               4,101           1,353          (2,709)
               Prepaid expenses and other
                     current assets                                         20            (678)            284
               Other assets                                                 52             739            (194)
               Accounts payable                                         (3,027)             (5)          4,074
               Accrued expenses and other
                     current liabilities                                 1,598          (2,317)          1,993
               Accrued warranty                                             18             201            (124)
               Income taxes                                                581             307          (1,200)
                                                                      --------        --------        --------
                     Net cash provided by
                        operating activities                            13,969           6,111              82
                                                                      --------        --------        --------
INVESTING ACTIVITIES:
   Proceeds from disposition of businesses                                --             9,320            --
   Capital expenditures                                                 (2,081)           (370)         (2,467)
   Investment in patents                                                   (47)             (7)           (111)
                                                                      --------        --------        --------
                     Net cash (used in) provided by
                     investing activities                               (2,128)          8,943          (2,578)
                                                                      --------        --------        --------


                                   (continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

                             (dollars in thousands)



                                                                     For the Fiscal Year Ended
                                                            --------------------------------------------
                                                           December 28,      December 30,      December 31,
                                                               1996             1995              1994
                                                            --------          --------          --------

FINANCING ACTIVITIES:
   Net (repayments) borrowings under notes
      payable to banks                                      $(17,684)         $(12,224)         $  4,176
   Proceeds from issuance of long-term debt                    6,037              --                --
   Principal payments on long-term debt                         (299)           (1,013)           (2,403)
   Proceeds from issuance of common stock                        140               116               276
                                                            --------          --------          --------

                     Net cash (used in) provided by
                         financing activities                (11,806)          (13,121)            2,049
                                                            --------          --------          --------

EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                 (195)              220              (110)
                                                            --------          --------          --------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                         (160)            2,153              (557)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                           3,239             1,086             1,643
                                                            --------          --------          --------

   End of year                                              $  3,079          $  3,239          $  1,086
                                                            ========          ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
         Cash paid during the year for-
           Interest                                         $  1,928          $  3,597          $  4,412
                                                            ========          ========          ========

           Income taxes                                     $    699          $    345          $    575
                                                            ========          ========          ========






   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FISCAL YEAR ENDED DECEMBER 28, 1996



1. NATURE OF OPERATIONS:

K-Tron International, Inc. and its subsidiaries (the "Company") design, produce, market, and sell gravimetric and volumetric feeders and related equipment for the handling of bulk solids in a wide variety of manufacturing processes. The Company has manufacturing facilities in the United States and Switzerland and its equipment is sold throughout the world.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year is reported on a fifty-two/fifty-three-week period. The fiscal years ended December 28, 1996 (referred to herein as "1996"), December 30, 1995 (referred to herein as "1995"), and December 31, 1994 (referred to herein as "1994"), each include fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents represent all highly liquid, interest-bearing investments purchased with maturities of three months or less.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and is depreciated and amortized on a straight-line basis over the following estimated useful lives: buildings and improvements, 30 to 50 years; automotive equipment, 3 years; machinery and equipment, 3 to 10 years; and furniture and fixtures, 5 to 7 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of such assets or the remaining term of the applicable lease.

Patents

Patents are stated at cost less accumulated amortization. The costs of patents are amortized on a straight-line basis over the remaining economic life of the respective asset, but in no event longer than the remaining legal life.

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

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for differences between amounts shown for financial reporting purposes and those included with tax return filings that will reverse in future periods. Additionally, the effects of income taxes are measured based upon effective tax laws and rates.

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at current rates of exchange. Revenues and expenses are translated at average rates prevailing during the year. The Company incurred foreign currency losses amounting to approximately $55,000, $1,279,000 and $324,000 for 1996, 1995 and 1994, respectively. Translation gains and losses are recorded as a separate component of shareholders' equity.

Earnings (Loss) Per Share

Earnings (loss) per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivables and payables and other current assets and liabilities approximates their fair value, based on the short-term nature of these instruments. The carrying amount of the Company's long-term debt and notes payable approximates their fair value. The fair value is estimated based on the current rates offered to the Company for debt and notes payable of the same remaining maturities.

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

New Accounting Pronouncements

In 1996, the Company was required to adopt the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption did not have a material impact on the consolidated financial statements.

In 1996, the Company was also required to adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the Company to assess the intrinsic value of certain stock options granted and either record this amount as compensation in the statement of income or disclose the amount in the footnotes to the financial statements. The Company will adopt this pronouncement by disclosure in the footnotes; however, for 1996 and 1995, the Company has determined that the intrinsic value of stock options granted was not material.

3. DISPOSITION OF BUSINESSES:

In June 1995, the Company sold Colortronic GmbH and rights to several related patents and patent applications to an investment group including former members of the Company's management for $9 million, resulting in a pre-tax loss of $10,529,000 on the sale. The sale reduced consolidated debt by the amount of Colortronic bank debt, which was $15,154,000. Proceeds from the sale were used to pay down non-U.S. and U.S. borrowings. The Company discontinued its other Colortronic brand business.

Additionally, in the fourth quarter of 1995, the Company sold certain operations in France to a former member of the Company's management and its operation in Brazil to a third party for a total of $951,000, resulting in a pre-tax loss of $749,000 in 1995. The loss of $852,000 incurred in 1994 related to reserves established in connection with the anticipated sales of the French and Brazilian operations.

The following unaudited pro forma consolidated statement of operations for 1995 illustrate the estimated effects of the dispositions and the application of the net proceeds, and the discontinuance of the other Colortronic brand business, as if the transactions were consummated as of the beginning of 1995 (in thousands except per-share data):

Revenues                                                                 $89,640
Cost of revenues                                                          52,819
                                                                         -------
   Gross profit                                                           36,821
Operating expenses                                                        31,236
                                                                         -------
   Operating income                                                        5,585
Interest expense                                                           2,868
                                                                         -------
   Income before taxes                                                     2,717
Income taxes                                                               1,309
                                                                         -------
   Net income                                                            $ 1,408
                                                                         =======
Earnings per share                                                       $   .45
                                                                         =======

Pro forma adjustments include only the effects of events directly attributable to the transactions and are expected to have a continuing impact. The above unaudited pro forma financial information is not necessarily indicative of the results that would actually have been obtained if the transactions had been effected at the beginning of 1995 or that may be obtained in the future.

4. INVENTORIES:

Inventories consist of the following:

                                                 December 28,          December 30,
                                                    1996                  1995
                                                 ------------          ------------
                                                           (in thousands)
Components                                         $10,608               $13,527
Work-in-process                                      1,773                 4,135
Finished goods                                         877                   872
                                                   -------               -------
                                                   $13,258               $18,534
                                                   =======               =======

5. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                  December 28,       December 30,
                                                      1996               1995
                                                    --------           --------
                                                           (in thousands)
Land                                                $  1,234           $  1,414
Buildings and improvements                            17,130             18,637
Automotive equipment                                     739                736
Machinery and equipment                               11,799             11,390
Furniture and fixtures                                11,745             12,174
                                                    --------           --------
                                                      42,647             44,351
Less-  Accumulated depreciation
     and amortization                                (27,023)           (26,756)
                                                    --------           --------
                                                    $ 15,624           $ 17,595
                                                    ========           ========

Depreciation of property, plant and equipment for 1996, 1995 and 1994 was $2,467,000, $3,521,000 and $4,088,000, respectively.

6. NOTES PAYABLE TO BANKS AND LONG-TERM DEBT:

Notes Payable to Banks

Prior to 1996, all debt was subject to U.S. and non-U.S. forbearance agreements which arose as a result of the significant losses in prior years. During 1996 and early 1997, the Company replaced all of the U.S. lenders and successfully negotiated financing arrangements with the non-U.S. lenders. The U.S. forbearance agreement has been terminated, and the non-U.S. agreement has been amended and extended to March 31, 1999, as discussed below.

In June 1996, the Company's U.S. manufacturing subsidiary obtained a 20-year mortgage for $2.7 million at an interest rate of 9%. Monthly principal and interest payments are $24,293 and are due through June 2001. The bank has the right to review and adjust the terms of the mortgage every five years.

In addition, in June 1996, the U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with a lender that provides for a maximum borrowing of $5.7 million, subject to certain maximum borrowing limitations based upon inventory and receivable levels. The interest rate as of December 28, 1996, was 9.75%. As of December 28, 1996, $172,000 was borrowed under the agreement and $5,528,000 was available for future borrowing.

In order to comply with a consensus issued in November 1995 set forth by the Emerging Issues Task Force in EITF 95-22 regarding classification of certain debt instruments that include both a requirement for a lock box arrangement and a subjective acceleration clause, $172,000 of the borrowings under the revolving line of credit in the United States has been classified as a current liability. Under the terms of the revolving credit agreement, however, the Company will not be required to repay this amount during the next fiscal year. Payment will only be required at the expiration of the agreement on June 14, 1998, or if the borrowing base is reduced below the amount outstanding. Based on anticipated borrowing base levels, the Company believes that amounts outstanding will ultimately be due and payable in June 1998.

In February 1997, the agreement between the Company's Swiss manufacturing subsidiary and its Swiss bank lenders which was scheduled to expire on March 31, 1997, was amended and extended to March 31, 1999. The Swiss subsidiary is not in default under any of its loan agreements with such lenders.

At December 28, 1996, the Company's Swiss subsidiary had $8,999,000 borrowed under long-term lines of credit with its Swiss bank lenders and $8,453,000 was available for future borrowing. The interest rates on these loans and lines of credit ranged from 3.75% to 7.0%. As part of the February 1997 agreement, the Company's Swiss subsidiary has agreed to reduce its available borrowing capacity under the lines of credit by approximately 50%. Negotiations are continuing with the Swiss bank lenders regarding which lines of credit to reduce and changes in the interest rates. It is anticipated that the interest rates on the lines of credit will be adjusted to market plus 2% effective April 1, 1997, and that the interest rate on the long-term loans will also be adjusted to market plus 2% on each loan's renewal date. The Company expects that the adjustment to market rates may result in rates less than those currently in effect, but will be offset by the 2% premium. Upon achievement of a 1.5 to 1.0 debt-to-equity ratio for the Swiss subsidiary, the interest rates will be reduced by the 2% added on April 1, 1997, and mortgage principal payments will commence. Additionally, the Company is permitted to pay down its Swiss bank debt using cash flows from Swiss operations, but the Company has agreed not to terminate the agreement before March 31, 1998.

In addition to the long-term lines of credit, the Company's Swiss subsidiary at December 28, 1996, also had borrowed $7,377,000 under two mortgages from its Swiss bank lenders. These mortgages carried interest rates of 3.625% and 8.25%.

Under the terms of the U.S. mortgage and revolving credit facility, $11,273,000 of receivables and inventory and $3,468,000 of fixed assets are pledged as collateral. In addition, $6,644,000 of accounts receivable are pledged as collateral under the non-U.S. lines of credit and $6,711,000 of fixed assets are pledged as collateral under the non-U.S. mortgages.

Long-term debt consists of the following:

                                                         December 28,    December 30,
                                                            1996            1995
                                                          --------        --------
                                                                (in thousands)
Non-U.S. long-term lines of credit                        $  8,999        $ 18,030
U.S. line of credit                                             --           5,005
U.S. mortgage, interest at 9.0% per annum                    2,680           2,828
Non-U.S. mortgages, interest at market rates (3.6%
     to 8.25% at December 28, 1996 and 6.5% to 8.9%
     at December 30, 1995) payable annually                  8,781          10,173
Other                                                          714           1,101
                                                          --------        --------
                                                            21,174          37,137
Less-  Current portion                                        (367)         (2,133)
                                                          --------        --------
                                                          $ 20,807        $ 35,004
                                                          ========        ========

Future annual payments required on long term debt are as follows (in thousands):

Fiscal Year                                                              Amount
-----------                                                              ------
1997                                                                     $   367
1998                                                                         274
1999                                                                      17,976
2000                                                                          96
2001                                                                          73
Thereafter                                                                 2,388
                                                                         -------
                                                                         $21,174
                                                                         =======


7. EMPLOYEE BENEFIT PLANS:

The Company has a profit-sharing and thrift plan for all domestic employees who have worked for the Company for at least one year and who are employed at the end of the year. All Company contributions to the plan are at the discretion of the Board of Directors. The Company's profit-sharing contribution vests over a seven-year period. In addition, employees may voluntarily participate in the thrift plan and authorize payroll deductions ranging from 1% to 15% of their compensation. Related matching Company contributions are vested immediately. In 1996, 1995, and 1994, the Board of Directors authorized matching contributions of up to 6% of participants' compensation. The Board of Directors did not authorize any 1996, 1995, or 1994 contribution to the profit-sharing portion of the plan.

Substantially all foreign employees participate in defined contribution group pension plans. Contributions are paid by the employee and employer at a percentage that varies according to age and other factors.

The expense associated with the domestic profit-sharing and thrift plan for 1996, 1995 and 1994 was $269,000, $225,000 and $285,000, respectively. The foreign pension expense for 1996, 1995 and 1994 was $1,122,000, $1,402,000 and
$1,607,000, respectively.

Colortronic GmbH employees participated in an unfunded defined benefit plan. The net periodic pension cost for the unfunded defined benefit plan was $177,000 and $353,000 for 1995 and 1994, respectively. (See Note 3 for further discussion on the Colortronic disposition.)

In June 1981, the Company adopted an employee stock purchase plan under which eligible employees of the Company may elect to participate through payroll deductions for up to 10% of their gross compensation. Such deductions are used to purchase common stock of the Company at a price equal to 85% of the market value. Under this plan, the Company issued 24,743 shares of Common Stock with an average price of $5.67 in 1996, 24,698 shares of common stock at an average price of $4.68 in 1995 and 29,159 shares of common stock at an average price of $8.75 in 1994.

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

The Board of Directors has not determined the rights on the remaining 950,000 shares of the authorized preferred stock as of December 28, 1996.

The Company has a stock option plan for nonemployee directors (the "1988 nonemployee directors' plan"). The plan provides that each eligible director is granted a single option to purchase 10,000 shares of the Company's common stock at a price equal to the fair market value at the date of grant. The aggregate number of shares which may be issued under the plan is 100,000. These options have a term of 10 years and become exercisable in four equal annual installments beginning on the date of the grant.

Under the Company's 1986 Stock Option Plan, as amended (the "1986 plan"), key employees of and consultants to the Company may be granted options to purchase shares of the Company's common stock. Options granted under the 1986 plan may be either incentive stock options or nonqualified stock options. The Stock Option Committee (the "Committee") determines the term of each option, but no option will be exercisable more than 10 years from the date the option is granted. The Committee determines the option exercise price per share. With respect to incentive stock options, the exercise price must at least equal the fair market value of a share of common stock as of the date the option is granted. The aggregate number of shares that may be issued under the plan is 600,000. This plan expired in January 1996 but was replaced by the 1996 Equity Compensation

Plan with features similar to the 1986 plan, except that the maximum number of shares that may be issued is 450,000.

A summary of the Company's stock option activity for its stock option plans for the three fiscal years ended December 28, 1996, is as follows:

                                                                          Options
                                                     ------------------------------------------------
                                                                          Average
                                    Shares                                Price
                                   Reserved          Outstanding         Per Share         Available
                                  -----------        -----------        -----------       -----------
BALANCE,
     JANUARY 1, 1994                  555,815            235,959                              319,856
         Granted                           --             70,584        $     11.50           (70,584)
         Canceled                          --            (16,500)             10.92            16,500
         Exercised                     (2,500)            (2,500)              8.50                --
                                  -----------        -----------                          -----------
BALANCE,
     DECEMBER 31, 1994                553,315            287,543                              265,772
         Granted                           --             74,000               6.25           (74,000)
         Canceled                          --           (107,859)             10.50           107,859
                                  -----------        -----------                          -----------
BALANCE,
     DECEMBER 30, 1995                553,315            253,684                              299,631
         Granted                           --
         Canceled                      (5,000)            (5,000)              8.45
         1996 Plan Adoption           450,000                 --                 --           450,000
         1986 Plan
         Expiration                  (249,631)                --                 --          (249,631)
                                  -----------        -----------                          -----------
BALANCE,
     DECEMBER 28, 1996                748,684            248,684                              500,000
                                  ===========        ===========                          ===========

As of December 28, 1996, 58 employees held options under the 1986 plan for an aggregate of 198,684 shares at exercise prices from $6.25 to $14 with a weighted average option price of $8.77. These options expire in varying amounts through the year 2005.

As of December 28, 1996, no employees held options under the 1996 Equity Compensation Plan.

As of December 28, 1996, under the 1989 nonemployee directors' plan, five directors held options for an aggregate of 50,000 shares at exercise prices from $9.25 to $11 with a weighted average option price of $10.53. These options expire in varying amounts through the year 2004.

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

The Company can redeem the Rights at $.01 per Right at any time until the 20th day following a public announcement that a person or a group has acquired or obtained the right to acquire beneficial ownership of at least 20% of the Company's outstanding common stock. Under certain circumstances set forth in the Rights Agreement, the decision to redeem shall require the concurrence of a majority of the Continuing Directors, as defined in the Rights Agreement. The redemption period may be extended by the Board of Directors as long as the Rights are still redeemable. The Rights expire October 14, 2001.

10. INCOME TAXES:

Following are the domestic and foreign components of the income (loss) before income taxes:

                                                      Fiscal Year Ended
                                           --------------------------------------
                                          December 28,   December 30,   December 31,
                                             1996           1995           1994
                                           --------       --------       --------
                                                       (in thousands)
United States                              $  2,648       $    756       $   (994)
Foreign                                       3,193        (11,200)        (6,058)
                                           --------       --------       --------
    Income (loss) before income
      taxes                                $  5,841       $(10,444)      $ (7,052)
                                           ========       ========       ========

The income tax (benefit) provision consists of the following:

                                                    Fiscal Year Ended
                                            -----------------------------------
                                          December 28,  December 30,   December 31,
                                              1996         1995           1994
                                            -------       -------       -------
                                                       (in thousands)
Current:
   Federal                                  $ 1,056       $   501       $  (374)
   Foreign                                      316            --           136
                                            -------       -------       -------
         Total current                        1,372           501          (238)
                                            -------       -------       -------
Deferred:
   Federal and State                           (141)         (106)          108
   Foreign                                       (8)         (526)          (96)
   Benefit of foreign net operating
      loss carryforwards                        592        (1,019)           --
                                            -------       -------       -------
         Total deferred                         443        (1,651)           12
                                            -------       -------       -------
Total income tax provision
  (benefit)                                 $ 1,815       $(1,150)      $  (226)
                                            =======       =======       =======

Significant components of the deferred tax accounts at December 28, 1996 and December 30, 1995, are as follows:

                                                        December 28,  December 30,
                                                           1996          1995
                                                          -------       -------
                                                             (in thousands)
             Deferred tax assets:
                Patent costs                              $    46       $    44
                Accrued liabilities                           541           388
                Net operating loss carryforwards            5,448         6,108
                Inventory basis differences                   281           193
                Other                                         148            17
                                                          -------       -------
                                                            6,464         6,750
                Valuation allowance                        (5,676)       (5,478)
                                                          -------       -------
                      Total assets                            788         1,272
                                                          -------       -------
             Deferred tax liabilities:
                Depreciation                                 (301)         (280)
                Other                                        (312)         (370)
                                                          -------       -------
                      Total liabilities                      (613)         (650)
                                                          -------       -------
             Net deferred asset                           $   175       $   622
                                                          =======       =======

Foreign and U.S. state operating loss carryforwards as of December 28, 1996, were $19.6 and $4.2 million, respectively. Of the $19.6 million of foreign losses, $16.4 million are available to offset future income through 2003. The balance of $3.2 million has an unlimited carryforward period. U.S. state operating losses are available through 2003.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for all foreign and state net operating loss carryforwards generated from losses prior to 1995 and certain other deferred tax assets for which realization is dependent on future taxable earnings.

At December 28, 1996, retained earnings include $4.5 million of undistributed net income of foreign subsidiaries. Management considers such income to have been permanently invested and, therefore, no federal income taxes have been provided for these items.

A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:

                                                          Fiscal Year Ended
                                         ----------------------------------------------------
                                         December 28,       December 30,         December 31,
                                            1996                1995                 1994
                                           -------             -------             -------
                                                           (in thousands)
Income tax provision (benefit)
   on income (loss) before
   income tax at statutory                 $ 1,986             $(3,551)            $(2,376)
   federal income tax rates
Foreign tax rate differential                   80                 918                  74
State tax, net of federal                       28                 (27)                  6
   benefit
Goodwill amortization and other
   permanent differences                       325                 175                  13
Change in valuation allowance                 (640)              1,345               1,986
Other                                           36                 (10)                 71
                                           -------             -------             -------

Income tax provision (benefit)             $ 1,815             $(1,150)            $  (226)
                                           =======             =======             =======

11. COMMITMENTS AND CONTINGENCIES:

The Company leases certain office and plant facilities and equipment under noncancelable leases. These leases expire in periods ranging from one to five years and, in certain instances, provide for purchase options.

Immediately prior to the acquisition of Hasler, the Company's large heavy duty feeder division, the acquired company entered into a sale/leaseback agreement on its real property in Switzerland. The net proceeds of this transaction were distributed to the seller as a dividend. The gain from this transaction has been classified as Other Noncurrent Liabilities in the Company's consolidated balance sheets. This deferred gain is being amortized over the life of the resulting operating lease (10 years). Amortization of the deferred gain for 1996, 1995 and 1994 was $447,000, $468,000 and $403,000, respectively.

As of December 28, 1996, future minimum payments under operating leases having noncancelable terms in excess of one year are summarized below:

                                              Operating
                                               Leases
                                               ------
                                           (in thousands)
            1997                               $  951
            1998                                  809
            1999                                  639
            2000                                  407
            2001                                    5
                                               ------
                                               $2,811
                                               ======

Rent expense for 1996, 1995 and 1994 was $1,129,000, $1,719,000 and $1,551,000,
respectively.

The Company has one-year employment agreements with seven executives totaling $872,331 for 1997.

12. GEOGRAPHIC AREA INFORMATION:

The Company is engaged in one business segment, the development, manufacturing and marketing of gravimetric and volumetric feeders, blenders and related industrial control equipment. No single customer accounted for more than 10% of total sales.

                                               United              Western               Elimi-               Consoli-
                                               States              Europe                nations                dated
                                              --------             -------            ------------            -------
                                                                          (in thousands)
FISCAL YEAR ENDED
  DECEMBER 28, 1996:
  Revenues-
   Sales to unaffiliated customers             $34,123             $55,748             $     --               $89,871
   Sales to affiliates                           4,204               2,995               (7,199)                   --
                                               -------             -------              -------               -------

            Total sales                        $38,327             $58,743             $ (7,199)              $89,871
                                               =======             =======             ========               =======

  Operating income                             $ 3,297             $ 4,485             $     94               $ 7,876
                                               =======             =======             ========
  Interest expense                                                                                             (2,035)
                                                                                                              -------

  Income before income taxes                                                                                  $ 5,841
                                                                                                              =======

            Total assets                       $17,863             $37,467            $      --               $55,330
                                               =======             =======            =========               =======

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
                                              =======             =======             =======             ========

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULES

                                                                      SCHEDULE I

                           K-TRON INTERNATIONAL, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                    (dollars in thousands except share data)

                                                              December 28,        December 30,
                     ASSETS                                      1996                 1995
                                                               --------             --------
CURRENT ASSETS:
   Cash and cash equivalents                                   $     13             $     45
   Deferred income taxes                                            641                  482
   Prepaid expenses and other current assets                        171                  113
                                                               --------             --------
         Total current assets                                       825                  640
PROPERTY, PLANT AND EQUIPMENT, net                                   44                  187
INVESTMENT IN SUBSIDIARIES                                       14,788               21,514
                                                               --------             --------
         Total assets                                          $ 15,657             $ 22,341
                                                               ========             ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accrued expenses and other current                          $  1,736             $  1,189
     liabilities
   Intercompany payables, net                                       473                6,491
                                                               --------             --------
         Total current liabilities                                2,209                7,680
                                                               --------             --------
LONG-TERM DEBT, net of current portion                               --                5,005
                                                               --------             --------
DEFERRED INCOME TAXES                                               254                  235
                                                               --------             --------
SERIES A JUNIOR PARTICIPATING PREFERRED SHARES,
   $.01 par value, authorized 50,000 shares;
   none issued                                                       --                   --
                                                               --------             --------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     950,000 shares authorized; none issued                          --                   --
   Common stock, $.01 par value;
     15,000,000 shares authorized; 4,200,328
     and 4,175,585 shares issued                                     42                   42
   Paid-in capital                                               14,120               13,980
   Retained earnings                                              9,802                5,776
   Cumulative translation adjustments                              (206)                 187
                                                               --------             --------
         Total                                                   23,758               19,985
   Treasury stock, 1,062,950 shares, at cost                    (10,564)             (10,564)
                                                               --------             --------

         Total shareholders' equity                              13,194                9,421
                                                               --------             --------

         Total liabilities and shareholders' equity            $ 15,657             $ 22,341
                                                               ========             ========


   The accompanying note is an integral part of these financial statements.

                                                                      SCHEDULE I
                                                                     (Continued)

                           K-TRON INTERNATIONAL, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                    (dollars in thousands except share data)

                                                                        Fiscal Year Ended
                                                  ------------------------------------------------------------
                                                  December 28,             December 30,            December 31,
                                                      1996                     1995                    1994
                                                   -----------             -----------             -----------
REVENUES:
   Management fees                                 $     2,203             $     4,393             $     4,444
   Other income, net                                        --                      10                      24
                                                   -----------             -----------             -----------
         Total revenues                                  2,203                   4,403                   4,468
                                                   -----------             -----------             -----------
OPERATING EXPENSES:
   Selling, general and administrative                   3,690                   3,385                   3,459
   Research and development                                 --                      95                     194
   Loss on disposition of business                          --                   1,045                      --
                                                   -----------             -----------             -----------
                                                         3,690                   4,525                   3,653
                                                   -----------             -----------             -----------
OPERATING (LOSS) INCOME                                 (1,487)                   (122)                    815
INTEREST EXPENSE                                           415                     803                     988
                                                   -----------             -----------             -----------
         Loss before income tax benefit
            and net (income) loss of                    (1,902)                   (925)                   (173)
            subsidiaries
INCOME TAX BENEFIT                                        (647)                   (314)                    (59)
                                                   -----------             -----------             -----------
         Loss before net income (loss)
            of subsidiaries                             (1,255)                   (611)                   (114)
EQUITY IN NET INCOME (LOSS)
   OF SUBSIDIARIES                                       5,281                  (8,683)                 (6,712)
                                                   -----------             -----------             -----------
         Net income (loss)                         $     4,026             $    (9,294)            $    (6,826)
                                                   ===========             ===========             ===========

EARNINGS (LOSS) PER SHARE                          $      1.28             $     (3.00)            $     (2.22)
                                                   ===========             ===========             ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                     3,136,000               3,096,000               3,079,000
                                                   ===========             ===========             ===========


    The accompanying note is an integral part of these financial statements.

                                                                      SCHEDULE I
                                                                     (Continued)

                           K-TRON INTERNATIONAL, INC.


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                      Fiscal Year Ended
                                           -----------------------------------------------------------------
                                                     December 28,        December 30,        December 31,
                                                         1996                1995                1994
                                                       -------             -------             -------
OPERATING ACTIVITIES:
   Net income (loss)                                   $ 4,026             $(9,294)            $(6,826)
   Equity in net (income) loss of                       (5,281)              8,683               6,712
   subsidiaries
   Depreciation and amortization                           151                 129                 579
   Other, primarily working capital changes              5,945               6,273              (1,483)
                                                       -------             -------             -------
         Net cash provided by (used in)
            operating activities                         4,841               5,791              (1,018)
                                                       -------             -------             -------
INVESTING ACTIVITIES:
   Capital expenditures                                     (8)                (25)                (43)
                                                       -------             -------             -------
         Net cash used in investing activities              (8)                (25)                (43)
                                                       -------             -------             -------
FINANCING ACTIVITIES:
   Net (repayments) borrowings under
     bank agreements                                    (5,005)             (5,845)              1,495
   Principal payments on long-term debt                     --                  --                (811)
   Proceeds from issuance of common stock                  140                 116                 276
                                                       -------             -------             -------
         Net cash (used in) provided by
            financing activities                        (4,865)             (5,729)                960
                                                       -------             -------             -------
         Net increase (decrease) in cash
            and cash equivalents                           (32)                 37                (101)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                        45                   8                 109
                                                       -------             -------             -------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                         $    13             $    45             $     8
                                                       =======             =======             =======


    The accompanying note is an integral part of these financial statements.

                                                                      SCHEDULE I
                                                                     (Continued)


                           K-TRON INTERNATIONAL, INC.


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          NOTE TO FINANCIAL STATEMENTS

                                DECEMBER 28, 1996




Note 1: These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto beginning on page F-3.

                                                                     SCHEDULE II

                           K-TRON INTERNATIONAL, INC.


                               VALUATION RESERVES



                                        Balance at                      Additions
                                        Beginning                         Charged                       Balance at
                                         of Period       Disposed(2)     to Income     Deductions(1)  End of Period
                                         ---------       -----------     ---------     -------------  -------------

Fiscal year ended 12/28/96:
  Allowance for doubtful accounts       $1,077,000       $      --        $366,000       $406,000       $1,037,000

Fiscal year ended 12/30/95:
  Allowance for doubtful accounts        1,523,000        (956,000)        564,000         54,000        1,077,000

Fiscal year ended 12/31/94:
  Allowance for doubtful accounts        1,342,000              --         329,000        148,000        1,523,000





1 Accounts written off less recoveries, net of foreign exchange translation adjustment.

2   Reduction due to sale of subsidiaries.

                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------
10.1.7 Amendment 1 to Forbearance Agreement by and among Swiss Bank Corp. Aarau, Credit Suisse, Swiss Volksbank, Union Bank of Switzerland, Banque Cantonale Neuchateloise, CS Immobilien Leasing Ltd., K-Tron (Switzerland) Ltd., K-Tron Asia Pacific Pte Ltd, K-Tron International Inc. and K-Tron Investment Co.

10.1.8 Amendment 2 to Forbearance Agreement by and among Swiss Bank Corp. Aarau, Credit Suisse, Swiss Volksbank, Union Bank of Switzerland, Banque Cantonale Neuchateloise, CS Immobilien Leasing Ltd., K-Tron (Switzerland) Ltd., K-Tron Asia Pacific Pte Ltd, K-Tron International Inc. and K-Tron Investment Co.

10.2.7 Amendment No. 1996-1 to K-Tron International, Inc. Profit-Sharing and Thrift Plan**

10.2.11 Schedule 10.2.11 listing other employment agreement which is dated as of October 25, 1996 and is identical in all material respects to the Employment Agreement set forth in Exhibit 10.2.9, as amended by the First Amendment to Employment Agreement set forth in Exhibit 10.2.10, except for the employee and the amount of salary to be paid**

11.1       Computation of (Loss) Earnings per Common and Common Equivalent Share

21.1       Subsidiaries

23.1       Consent of Arthur Andersen LLP

27.1       Financial Data Schedule


** Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit