Form 10-Q
period 1997-03-29
K TRON INTERNATIONAL INC
filed 1997-04-30
CIK 20

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

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

                                                                 YES X   NO ____

The number of shares of Common Stock outstanding as of March 29, 1997 was:

                                3,142,865 Shares

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.

PART  I.          FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                   March 29, 1997 and December 28, 1996                      1

                  Consolidated Statements of Income
                   and Retained Earnings Three Months
                   Ended March 29, 1997 and March 30, 1996                   2

                  Consolidated Statements of Cash Flows
                   Three Months Ended March 29, 1997 and
                   March 30, 1996                                            3

                  Notes to Consolidated Financial Statements                 4

         Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                         5 - 8

PART II.          OTHER INFORMATION

         Item 3.  Defaults Upon Senior Securities                            9

         Item 6.  Exhibits and Reports on Form 8-K                           9

ITEM 1.  FINANCIAL STATEMENTS
                          PART I. FINANCIAL STATEMENTS
                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                    March 29,   December 28,
                                                                      1997         1996
                                                                   (Unaudited)   (Audited)
                                                                     --------     --------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $  4,426     $  3,079
   Accounts receivable (less allowance for doubtful accounts of
     $995 and $1,037)                                                  16,045       16,336
   Inventories                                                         11,946       13,258
   Deferred income taxes                                                  641          641
   Prepaid expenses and other current assets                              854        1,353
                                                                     --------     --------
         Total Current Assets                                          33,912       34,667
PROPERTY, PLANT AND EQUIPMENT, net                                     14,413       15,624
PATENTS, Net                                                              523          493
EXCESS OF COST OVER NET ASSETS ACQUIRED, net                            3,972        4,422
OTHER ASSETS                                                              217          124
                                                                     --------     --------
         Total Assets                                                $ 53,037     $ 55,330
                                                                     ========     ========


                       LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                                                  --          494
   Current portion of long-term debt                                      325          367
   Accounts payable                                                     5,414        5,641
   Accrued expenses & other current liabilities                         4,428        3,440
   Accrued payroll                                                      2,218        2,579
   Accrued commissions                                                  2,187        2,407
   Customer advances                                                    2,925        2,318
   Accrued warranty                                                       857          826
   Income taxes payable                                                   778        1,226
    Deferred income taxes                                                   7            7
                                                                     --------     --------
         Total Current Liabilities                                     19,139       19,305
LONG-TERM DEBT, net of current portion                                 18,316       20,807
DEFERRED INCOME TAXES                                                     459          459
OTHER NONCURRENT LIABILITIES                                            1,353        1,565
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
   SHARES, $.01 par value - authorized 50,000 shares; none issued          --           --
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value - authorized 950,000 shares;
     none issued                                                           --           --
   Common stock, $.01 par value - authorized 15,000,000 shares;
     issued 4,205,815 shares and 4,200,328 shares                          42           42
   Paid-in capital                                                     14,170       14,120
   Retained earnings                                                   10,852        9,802
   Cumulative translation adjustments                                    (730)        (206)
                                                                     --------     --------
                                                                       24,334       23,758
   Treasury stock, 1,062,950 shares - at cost                         (10,564)     (10,564)
                                                                     --------     --------
         Total Shareholders' Equity                                    13,770       13,194
                                                                     --------     --------
         Total Liabilities and Shareholders' Equity                  $ 53,037     $ 55,330
                                                                     ========     ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)


                                                          Three Months Ended
                                                          ------------------
                                                       March 29,      March  30,
                                                         1997            1996
                                                      ----------      ----------
REVENUES                                              $   21,344      $   23,579

COST OF REVENUES                                          11,981          13,646
                                                      ----------      ----------
   Gross profit                                            9,363           9,933

OPERATING EXPENSES
   Selling, general and administrative                     6,962           7,512
   Research and development                                  722             613
                                                      ----------      ----------
                                                           7,684           8,125
                                                      ----------      ----------
   Operating Profit                                        1,679           1,808

INTEREST EXPENSE                                             314             596
                                                      ----------      ----------
   Income Before Income Taxes                              1,365           1,212

INCOME TAX PROVISION                                         315             460
                                                      ----------      ----------

   Net Income                                              1,050             752

RETAINED EARNINGS
   Beginning of period                                     9,802           5,776
                                                      ----------      ----------
   End of period                                      $   10,852      $    6,528
                                                      ==========      ==========

EARNINGS PER SHARE                                    $      .33      $      .24
                                                      ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                3,182,000       3,127,000
                                                      ==========      ==========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                  ------------------
                                                                 March 29,    March 30,
                                                                   1997        1996
                                                                  -------     -------
OPERATING ACTIVITIES:
   Net Income                                                     $ 1,050     $   752
   Adjustment to reconcile net income to net cash provided
      by operating activities:
   Depreciation and amortization                                      770         796
   Amortization of deferred gain on sale/leaseback transaction        (96)       (116)
   Deferred income taxes                                               --         110
   Changes in assets and liabilities:
         Accounts receivable, net                                    (499)       (272)
         Inventories                                                  800       1,284
         Prepaid expenses and other current assets                    454         286
         Other assets                                                (108)       (143)
         Accounts payable                                              37      (2,637)
         Accrued expenses and other current liabilities             1,442       1,214
         Accrued warranty                                              76         202
         Income taxes                                                (431)       (115)
                                                                  -------     -------

   Net cash provided by operating activities                        3,495       1,361
                                                                  -------     -------

INVESTING ACTIVITIES:
   Capital expenditures                                              (184)       (125)
   Investment in patents                                              (40)        (16)
                                                                  -------     -------

   Net cash used in investing activities                             (224)       (141)
                                                                  -------     -------

FINANCING ACTIVITIES:
   Net re-payments under notes payable to banks                    (1,400)     (1,871)
   Principal payments on long-term debt                              (282)        (89)
   Proceeds from issuance of common stock                              50          --
                                                                  -------     -------

   Net cash used in financing activities                           (1,632)     (1,960)
                                                                  -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                  (292)        (49)
                                                                  -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,347        (789)

CASH AND CASH EQUIVALENTS
   Beginning of period                                              3,079       3,239
                                                                  -------     -------
   End of period                                                  $ 4,426     $ 2,450
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

The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 28, 1996 which was previously filed with the Securities and Exchange Commission.

2.       Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash paid in the first three months of 1997 and 1996 for interest was $.2 million and $.4 million, respectively, and for income taxes was $.7 million and $.5 million, respectively.

3.       Impact of New Accounting Pronouncement

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") which requires the Company to present in the financial statements "basic" and "diluted" earnings per share, as defined. SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997, however, "basic" and "diluted" earnings per share as defined for the three month periods ended March 29, 1997 and March 30, 1996 would be $.33 and $.33; and $.24 and $.24, respectively, if SFAS No. 128 were adopted for those periods.

ITEM 2.             K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 29, 1997


Results of Operations

         For the first three months of 1997 and 1996, the Company reported net income of $1,050,000 and $752,000, respectively.

         K-Tron is an international company with approximately 60% of its revenues from products manufactured and services performed from its facilities outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to both translation and transaction fluctuations in foreign currency exchange rates ("foreign exchange rates").

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues:

                                                      Three Months Ended
                                                      ------------------
                                                March 29, 1997    March 30, 1996
                                                --------------    --------------
Total Revenues                                      100.0%            100.0%
Cost of Revenues                                     56.1              57.9
                                                    -----             -----
Gross Profit                                         43.9              42.1

Selling, General & Administrative                    32.6              31.9
Research & Development                                3.4               2.6
                                                    -----             -----
Operating Income                                      7.9               7.6
Interest                                              1.5               2.5
                                                    -----             -----
Income before income taxes                            6.4%              5.1%
                                                    =====             =====

Backlog at end of period (at March
29, 1997 constant foreign exchange
 rates, in millions):
                                           March 1997    Dec. 1996    March 1996
                                           ----------    ---------    ----------
                                             $22.3         $19.7        $22.3
                                           ==========    =========    ==========

         Translation of the Company's foreign revenues and results of operations into U.S. dollars is affected by changes in foreign exchange rates, particularly with respect to the Swiss franc and the Deutsche mark. In addition, revenues and income of the Company with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in other currencies, including in particular the U.S. dollar/Swiss franc, U.S. dollar/Deutsche mark and Deutsche mark/Swiss franc exchange rates. For the first quarters of 1997 and 1996, the changes in these exchange rates were as follows:

                                                       Three Months Ended
                                                       ------------------
                                                  March 29,            March 30,
                                                    1997                 1996
                                                  ---------            ---------
Swiss franc average rate                            $.697                $.839
% devaluation vs. prior year                                  -16.9%

Deutsche mark average rate                          $.604                $.681
% devaluation vs. prior year                                  -11.3%

Deutsche mark average rate vs.
Swiss franc average rate                             .867                .812
% appreciation vs. prior year                                  +6.8%


         Total revenues decreased by $2.2 million or 9.4% in the first quarter of 1997 when compared to the same period in 1996. The decrease in revenues was due to lower foreign exchange translation rates. Revenue would have increased by 0.1% when using constant foreign exchange rates.

         Gross margin as a percent of revenues improved to 43.9% in the first quarter of 1997, as compared to 42.1% for the same period in 1996. The improvement in gross margin in 1997 was due to sales mix and cost reductions.

         Selling, general and administrative (SG&A) expense decreased by $.6 million or 7.3% in the first quarter of 1997 as compared to the same period in 1996. The decrease in SG&A was due to lower foreign exchange translation rates.

         Research and development (R&D) expenditures increased by $.1 million or 17.8% in the first quarter of 1997 as compared to the same period in 1996. R&D increased due to the development of new product enhancements.

         Interest expense decreased by $.3 million or 47% in the first quarter of 1997 as compared to the same period in 1996, primarily due to lower debt levels and lower foreign exchange translation rates.

         The effective tax rates for the first quarter of 1997 and 1996 were 23% and 38%, respectively. The effective tax rate in the first quarter of 1997 was lower than the 1996 first quarter rate due to the utilization of foreign net operating loss carry forwards.

         The Company's backlog remained constant at the end of the first quarter of 1997 compared to the same period in 1996 (at constant foreign exchange rates). The backlog increased by 13% at the end of the first quarter of 1997 when compared to the end of 1996 (at constant foreign exchange rates). The increase was in Europe.

Liquidity and Capital Resources

      The Company's capitalization as of the end of the first quarter of 1997 and fiscal years 1996 and 1995 is set forth below:

                                               March 29,   Dec. 28,     Dec. 30,
(Dollars in Thousands)                           1997        1996        1995
                                                -------     -------     -------
Short-term debt including current
   portion of long-term debt                    $   325     $   861     $ 2,133

Long-term debt                                   18,316      20,807      35,004
                                                -------     -------     -------

Total debt                                       18,641      21,668      37,137

Shareholders' equity                             13,770      13,194       9,421
                                                -------     -------     -------

Total debt and shareholders' equity             $32,411     $34,862     $46,558
                                                =======     =======     =======

Percent total debt to total capitalization           58%         62%         80%

Percent long-term debt to equity                    133%        158%        372%

Percent total debt to equity                        135%        164%        394%


         At the end of 1995, the Company's Swiss manufacturing subsidiary was in violation of certain equity guarantees contained in its loan agreements with several Swiss lenders, resulting in a default under each of those loan agreements. In early 1996, a forbearance agreement was entered into with the Swiss lenders, which was described in detail in Item 7 of the Company's annual report on Form 10-K for the fiscal year ended December 30, 1995. In February 1997, this forbearance agreement, which was scheduled to expire on March 31, 1997, was amended and extended until March 31, 1999, and such subsidiary is not in default under any of its loan agreements with such lenders.

         Total debt decreased by $3.0 million in the first three months of 1997, of which $1.3 million was due to the effect of foreign exchange translation. Total debt without the effect of the foreign exchange translation decreased by $1.7 million. European and U.S. debt decreased by $1.5 million and $.2 million, respectively. At March 29, 1997, the Company had $5.7 million of availability under its U.S. revolving credit agreement and $5.8 million of availability under certain of its Swiss loan agreements.

         At March 29, 1997, there was working capital of $14.8 million as compared to $15.4 million at December 28, 1996, and the ratio of current assets to current liabilities at those dates was 1.77 and 1.80, respectively. Working capital decreased in 1997 primarily due to the utilization of funds generated from operations and improved asset management to reduce indebtedness.

         For the first three months of 1997 and 1996, the Company utilized earnings from operations and internally-generated funds to meet its working capital needs and reduce debt.

         Net cash provided by operating activities was $3.5 million in the first three months of 1997 as compared to $1.4 million in the same period of 1996. The increase in operating cash flow was primarily due to improved operating profits as well as continued focus on asset management.

         Net cash used in investing activities for the first three months of 1997 and 1996 was for capital additions.

         Net cash used in financing activities for the first three months of 1997 and 1996 was for the reduction of debt and was obtained from the cash provided from operating activities.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused a translation adjustment decrease in shareholders' equity of $.5 million in the first three months of 1997.

                           PART II. OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

         At the end of 1995, the Company's Swiss manufacturing subsidiary was in violation of certain equity guarantees contained in its loan agreements with several Swiss lenders, resulting in a default under each of those loan agreements. In early 1996, a forbearance agreement was entered into with the Swiss lenders, which was described in detail in Item 7 of the Company's annual report on Form 10-K for the fiscal year ended December 30, 1995. In February 1997, this forbearance agreement, which was scheduled to expire on March 31, 1997, was amended and extended until March 31, 1999, and such subsidiary is not in default under any of its loan agreements with such lenders.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         11.1       Computation of Earnings Per Share
         27.1       Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended March 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned thereunto duly authorized.

                                    K-TRON INTERNATIONAL, INC.




Date: April 30, 1997

                                    By: /s/ Robert L. Weinberg
                                       --------------------------------
                                    Robert L. Weinberg
                                    Senior Executive Vice President
                                    & Chief Financial Officer
                                    (Duly authorized officer and
                                    principal financial officer
                                    of the registrant)



                                    By: /s/ Alan R. Sukoneck
                                       --------------------------------
                                    Alan R. Sukoneck
                                    Vice President, Chief Accounting
                                    & Tax Officer
                                    (Duly authorized officer and
                                    principal accounting officer
                                    of the registrant)

                                  EXHIBIT INDEX




         Exhibit


         11.1         Computation of Earnings Per Share

         27.1         Financial Data Schedule