Form 10-Q
period 1997-06-28
K TRON INTERNATIONAL INC
filed 1997-07-18
CIK 20

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997
                                                 -------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    ------

                       Commission File Number   0-9576
                                               --------

                              K-TRON INTERNATIONAL, INC.
        ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   New Jersey                              22-1759452
       --------------------------------                  ------------------
       (State or other jurisdiction of                   (IRS Employer ID #)
       incorporation of organization)

                                Routes 55 & 553
                                  P.O. Box 888
                               Pitman, New Jersey
                                   08071-0888
                     --------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                               (609) 589-0500
                     --------------------------------------
              (Registrant's Telephone Number Including Area Code)

                                 Not Applicable
                     --------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

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

                                                        YES   X     NO
                                                            -----       -----

The number of shares of Common Stock outstanding as of June 28, 1997 was:
                                                       -------------

                               3,151,665   Shares
                               ---------

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                     INDEX


                                                                                           Page No.
                                                                                           --------
PART  I.                  FINANCIAL INFORMATION
                          ---------------------

       Item 1.            Financial Statements
                          --------------------

                          Consolidated Balance Sheets
                          June 28, 1997 and December 28, 1996                                 1

                          Consolidated Statements of Income
                          and Retained Earnings for the Three and Six
                          Months Ended June 28, 1997 and June 29, 1996                        2

                          Consolidated Statements of Cash Flows
                          Six Months Ended June 28, 1997 and
                          June 29, 1996                                                       3

                          Notes to Consolidated Financial Statements                          4

       Item 2.            Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations                                                       5 - 8

PART II.                  OTHER INFORMATION
                          -----------------

       Item 4.            Submission of Matters to a Vote of
                          Security Holders                                                    9

       Item 6.            Exhibits and Reports on Form 8-K                                    10

ITEM 1.  FINANCIAL STATEMENTS

                         PART I.  FINANCIAL STATEMENTS
                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                                     June 28,           December 28,
                                                                                       1997                 1996
                                                                                    (Unaudited)           (Audited)
                                                                                    -----------           ---------
                                  ASSETS
                                  ------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $   3,621           $   3,079
  Accounts receivable (less allowance for doubtful accounts of
    $995 and $1,037)                                                                   16,429              16,336
  Inventories                                                                          12,410              13,258
  Deferred income taxes                                                                   641                 641
  Prepaid expenses and other current assets                                               894               1,353
                                                                                    ---------           ---------
         Total Current Assets                                                          33,995              34,667

PROPERTY, PLANT AND EQUIPMENT, net                                                     14,593              15,624
PATENTS, Net                                                                              582                 493
EXCESS OF COST OVER NET ASSETS ACQUIRED, net                                            3,910               4,422
OTHER ASSETS                                                                              354                 124
                                                                                    ---------           ---------
         Total Assets                                                               $  53,434           $  55,330
                                                                                    =========           =========

                                  LIABILITIES & SHAREHOLDERS' EQUITY
                                  ----------------------------------
CURRENT LIABILITIES:
  Notes payable to banks                                                            $      --           $     494
  Current portion of long-term debt                                                       366                 367
  Accounts payable                                                                      6,224               5,641
  Accrued expenses & other current liabilities                                          4,923               3,440
  Accrued payroll                                                                       3,129               2,579
  Accrued commissions                                                                   2,355               2,407
  Customer advances                                                                     2,693               2,318
  Accrued warranty                                                                        879                 826
  Income taxes payable                                                                    766               1,226
  Deferred income taxes                                                                     7                   7
                                                                                    ---------           ---------
         Total Current Liabilities                                                     21,342              19,305
LONG-TERM DEBT, net of current portion                                                 15,407              20,807
DEFERRED INCOME TAXES                                                                     459                 459
OTHER NONCURRENT LIABILITIES                                                            1,276               1,565
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
  SHARES, $.01 par value - authorized 50,000 shares; none issued                           --                  --
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value - authorized 950,000 shares;
    none issued                                                                            --                  --
  Common stock, $.01 par value - authorized 15,000,000 shares;
    issued 4,214,615 shares and 4,200,328 shares                                           42                  42
  Paid-in capital                                                                      14,241              14,120
  Retained earnings                                                                    12,104               9,802
  Cumulative translation adjustments                                                     (873)               (206)
                                                                                    ----------          ----------
                                                                                       25,514              23,758
  Treasury stock, 1,062,950 shares - at cost                                          (10,564)            (10,564)
                                                                                    ----------          ----------
         Total Shareholders' Equity                                                    14,950              13,194
                                                                                    ---------           ---------
         Total Liabilities and Shareholders' Equity                                 $  53,434           $  55,330
                                                                                    =========           =========

                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                  (Unaudited)


                                                    Three Months Ended             Six Months Ended
                                                    ------------------             ----------------
                                                   June 28,     June 29,         June 28,       June 29,
                                                    1997          1996            1997            1996
                                                    ----          ----            ----            ----
REVENUES                                           $21,763      $ 21,880         $43,107        $45,459

COST OF REVENUES                                    11,973        11,804          23,954         25,450
                                                   -------      --------         -------        -------
    Gross profit                                     9,790        10,076          19,153         20,009

OPERATING EXPENSES
    Selling, general and administrative              7,064         7,406          14,026         14,918
    Research and development                           684           619           1,406          1,232
                                                   -------      --------         -------        -------
                                                     7,748         8,025          15,432         16,150
                                                   -------      --------         -------        -------
    Operating Profit                                 2,042         2,051           3,721          3,859

INTEREST EXPENSE                                       320           583             634          1,179
                                                   -------      --------         -------        -------
    Income Before Income Taxes                       1,722         1,468           3,087          2,680

INCOME TAX PROVISION                                   470           540             785          1,000
                                                   -------      --------         -------        -------

    Net Income                                       1,252           928           2,302          1,680

RETAINED EARNINGS
    Beginning of period                             10,852         6,528           9,802          5,776
                                                   -------      --------         -------        -------
    End of period                                  $12,104      $  7,456         $12,104        $ 7,456
                                                   =======      ========         =======        =======

EARNINGS PER SHARE                                 $   .39      $    .30         $   .72        $   .54
                                                   =======      ========         =======        =======

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                            3,197,000     3,120,000       3,193,000      3,120,000
                                                 =========     =========       =========      =========



                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                           ----------------
                                                                                        June 28,       June 29,
                                                                                          1997          1996
                                                                                          ----          ----
OPERATING ACTIVITIES:
  Net Income                                                                            $ 2,302       $ 1,680
  Adjustment to reconcile net income to net cash provided
     by  operating activities:
  Depreciation and amortization                                                           1,696         1,567
  Amortization of deferred gain on sale/leaseback transaction                              (192)         (227)
  Deferred income taxes                                                                     --            189
  Changes in assets and liabilities:
         Accounts receivable, net                                                          (995)        2,408
         Inventories                                                                        344         1,648
         Prepaid expenses and other current assets                                          413           358
         Other assets                                                                      (249)            4
         Accounts payable                                                                   860        (3,807)
         Accrued expenses and other current liabilities                                   2,762         2,032
         Accrued warranty                                                                    94            15
         Income taxes                                                                      (448)           83
                                                                                         ------       -------

  Net cash provided by operating activities                                               6,587         5,950
                                                                                         ------       -------

INVESTING ACTIVITIES:
  Capital expenditures                                                                   (1,056)         (639)
  Investment in patents                                                                    (109)          (30)
                                                                                         ------       -------

  Net cash used in investing activities                                                  (1,165)         (669)
                                                                                         ------       -------

FINANCING ACTIVITIES:
  Net re-payments under notes payable to banks                                           (4,709)      (10,917)
  Principal payments on long-term debt                                                     (389)         (163)
  Proceeds from issuance of long-term debt                                                  211         5,949
  Proceeds from issuance of common stock                                                    121            70
                                                                                         ------       -------

  Net cash used in financing activities                                                  (4,766)       (5,061)
                                                                                         ------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                         (114)         (134)
                                                                                         ------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   542            86
                                                                                         ------       -------

CASH AND CASH EQUIVALENTS
  Beginning of period                                                                     3,079         3,239
                                                                                         ------       -------
  End of period                                                                          $3,621       $ 3,325
                                                                                         ======       =======


                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 28, 1997
                                  (Unaudited)

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

2.       Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash paid in the first six months of 1997 and 1996 for interest was $.6 million and $.9 million, respectively, and for income taxes was $1.2 million and $.6 million, respectively.

3.       Impact of New Accounting Pronouncement

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") which requires the Company to present in the financial statements "basic" and "diluted" earnings per share, as defined. SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997; however, pro forma "basic" and "diluted" earnings per share as defined for the second quarter and six month periods ended June 28, 1997 and June 29, 1996 would be, if SFAS No. 128 were adopted for those periods:


                         Second Quarter                  Six Months
                         --------------                  ----------
                     1997             1996         1997             1996
                     ----             ----         ----             ----
         Basic       $.40             $.30         $.73             $.54
         Diluted     $.39             $.30         $.72             $.54

  ITEM 2.          K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 28, 1997

  Results of Operations

         For the second quarter and first six months of 1997, the Company reported net income of $1,252,000 and $2,302,000, respectively, compared to $928,000 and $1,680,000 in the same periods in 1996.

         K-Tron is an international company with approximately 60% of its revenues derived from products manufactured and services performed from its facilities outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to both translation and transaction fluctuations in foreign currency exchange rates ("foreign exchange rates").

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues:



                                               Three Months Ended                              Six Months Ended
                                         -----------------------------                         ----------------
                                           1997                 1996                    1997                   1996
                                           ----                 ----                    ----                   ----
Total Revenues                            100.0%               100.0%                  100.0%                 100.0%
Cost of Revenues                           55.0                 53.9                    55.6                   56.0
                                           ----                 ----                    ----                   ----
Gross Profit                               45.0                 46.1                    44.4                   44.0

Selling, General & Administrative          32.5                 33.9                    32.5                   32.8
Research & Development                      3.1                  2.8                     3.3                    2.7
                                            ---                  ---                     ---                    ---
Operating Income                            9.4                  9.4                     8.6                    8.5
Interest                                    1.5                  2.7                     1.4                    2.6
                                            ---                  ---                     ---                    ---
Income before income taxes                  7.9%                 6.7%                    7.2%                   5.9%
                                            ====                 ====                    ====                   ====

Backlog at end of period (at June 28,
1997 constant foreign exchange
 rates, in millions):

                                  June 1997                Dec. 1996              June 1996
                                  ---------                ---------              ---------
                                   $20,121                  $19,737                $20,813
                                   =======                  =======                =======

                 Translation of the Company's foreign revenues and results of operations into U.S. dollars is affected by changes in foreign exchange rates, particularly with respect to the Swiss franc and the Deutsche mark.
  In addition, revenues and income of the Company with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in other currencies, including in particular the U.S. dollar/Swiss franc, U.S. dollar/Deutsche mark and Deutsche mark/Swiss franc exchange rates. For the second quarter and first six months of 1997 as well as the same periods in 1996, the changes in these exchange rates were as follows:

                                                                    Three Months Ended             Six Months Ended
                                                                    ------------------             ----------------
                                                                   1997              1996         1997             1996
                                                                   ----              ----         ----             ----
Average U.S. dollar equivalent of
one Swiss franc                                                    $.693             $.807      $.695               $.823
% devaluation vs. prior year                                                -14.1 %                        -15.6 %

Average U.S. dollar equivalent of
one Deutsche mark                                                  $.584             $.659      $.594               $.670
% devaluation vs. prior year                                                 -11.4%                         -11.3%

Average Swiss franc equivalent of
one Deutsche mark                                                   .842              .817       .854                .814
% appreciation vs. prior year                                                 +3.1%                          +4.9%


         Total revenues decreased by $.1 million or 0.1% in the second quarter of 1997 and by $2.4 million or 5.2% for the first six months of 1997 when compared to the same periods in 1996. The decrease in revenues was due to lower exchange translation rates of certain currencies into U.S. dollars. If the average foreign currency exchange rates for the first quarter and first six months of 1997 were applied to the same periods in 1996, revenues would have increased 8.9% for the quarter and 4.6% for the first six months.

         Gross margin as a percent of revenues declined to 45% in the second quarter of 1997 and improved to 44.4% for the first six months of 1997, as compared to 46.1% and 44.0% for the same periods in 1996. The change in gross margin in 1997 was primarily due to sales mix.

         Selling, general and administrative (SG&A) expense decreased by $.3 million or 4.6% in the second quarter of 1997 and by $.9 million or 6.0% for the first six months of 1997, as compared to the same periods in 1996. The decrease in SG&A was due to the lower foreign exchange translation rates previously described.

         Research and development (R&D) expenditures increased by $.1 million or 10.5% in the second quarter of 1997 and by $.2 million or 14.1% for the first six months of 1997, as compared to the same periods in 1996. R&D expenses increased due to the development of new product enhancements, offset in part by lower foreign exchange translation rates.

         Interest expense decreased by $.3 million or 45.1% in the second quarter of 1997 and by $.5 million or 46.2% for the first six months of 1997, as compared to the same periods in 1996, primarily due to lower debt levels and lower foreign exchange translation rates.

         The effective tax rates for the second quarter and first six months of 1997 were 27% and 25%, respectively, compared to 37% for the same periods in 1996. The effective tax rates in the second quarter and first six months of 1997 were lower than the same periods in 1996 due to the utilization of foreign net operating loss carry forwards.

         The backlog increased by 1.9% at the end of the second quarter of 1997 when compared to the end of 1996 and decreased by 3.3% when compared to the same period in 1996 (at constant foreign exchange rates).

Liquidity and Capital Resources

      The Company's capitalization as of the end of the second quarter of 1997 and fiscal years 1996 and 1995 is set forth below:

                                                         June         December       December
(Dollars in Thousands)                                   1997            1996          1995
                                                       --------       ----------     --------
Short-term debt including current
   portion of long-term debt                             $   366         $   861       $ 2,133

Long-term debt                                            15,407          20,807        35,004
                                                          ------          ------       -------

Total debt                                                15,773          21,668        37,137

Shareholders' equity                                      14,950          13,194         9,421
                                                          ------         -------         -----

Total debt and shareholders' equity                      $30,723         $34,862       $46,558
                                                         =======         =======       =======

Percent total debt to total capitalization                    51%             62%           80%

Percent long-term debt to equity                             103%            158%          372%

Percent total debt to equity                                 106%            164%          394%


         Total debt decreased by $5.9 million in the first six months of 1997, of which $1.0 million was due to the effect of foreign exchange translation. Total debt without the effect of the foreign exchange translation decreased by $4.9 million. European and U.S. debt decreased by $5.8 million and $.1 million, respectively. At June 28, 1997, the Company had $4.9 million of availability under its U.S. revolving credit agreement and $9.2 million of availability under certain of its Swiss loan agreements.

         At June 28, 1997, there was working capital of $12.7 million as compared to $15.4 million at December 28, 1996, and the ratio of current assets to current liabilities at those dates was 1.59 and 1.80, respectively. Working capital decreased in 1997 primarily due to the utilization of funds generated from operations and improved asset management to reduce indebtedness.

         In the first six months of 1997 and 1996, the Company utilized earnings from operations and internally-generated funds to meet its working capital needs and reduce debt.

         Net cash provided by operating activities was $6.6 million in the first six months of 1997 as compared to $6.0 million in the same period of 1996. The increase in operating cash flow was primarily due to improved operating profits as well as continued focus on asset management.

         Net cash used in investing activities in the first six months of 1997 and 1996 was for capital additions.

         Net cash used in financing activities in the first six months of 1997 and 1996 was for the reduction of debt and was obtained from the cash provided from operating activities.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused a translation adjustment decrease in shareholders' equity of $.7 million in the first six months of 1997.

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Shareholders of the Company was held on May 2,
         1997.

(b)      Not applicable.

(c)      Shareholders of the Company were asked to vote on the election of two
         Class IV directors.   The Board of Directors, acting on the
         recommendation of its Nominating Committee, nominated Leo C. Beebe and Edward B. Cloues, II as Class IV directors. There were no other nominations. The result of the vote taken at the Annual Meeting was as follows:

                                                  Number of Votes
                                                  ---------------

                                           FOR                   WITHHELD
                                           ---                   --------
         Leo C. Beebe                   2,652,604                 4,152
         Edward B. Cloues, II           2,654,856                 1,900


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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         11.1             Computation of Earnings Per Share
         27.1             Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports on Form 8-K for the six months ended June 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             K-TRON INTERNATIONAL, INC.




Date: July 18, 1997
      -------------

                                             By:  /s/ Robert L. Weinberg
                                                 -----------------------
                                             Robert L. Weinberg
                                             Senior Executive Vice President
                                             & Chief Financial Officer
                                             (Duly authorized officer and
                                             principal financial officer
                                             of the registrant)



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

                                 EXHIBIT INDEX




      Exhibit
      -------
       11.1                           Computation of Earnings Per Share

       27.1                           Financial Data Schedule