Form 10-Q
period 1997-09-27
K TRON INTERNATIONAL INC
filed 1997-10-27
CIK 20

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997
                                               ------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ______

                          Commission File Number  0-9576
                                                 -------

                           K-TRON INTERNATIONAL, INC.
             ------------------------------------------------------
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

                                 Not Applicable
                    ----------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

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

                                                              YES  X   NO
                                                                  ---     ---

The number of shares of Common Stock outstanding as of September 27, 1997 was:

                                3,183,259 Shares
                                ---------

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------

PART  I.                   FINANCIAL INFORMATION
                           ---------------------

         Item 1.           Financial Statements
                           --------------------

                           Consolidated Balance Sheets
                            September 27, 1997 and December 28, 1996       1

                           Consolidated Statements of Income
                            and Retained Earnings for the Three and
                            Nine Months Ended September 27, 1997
                            and September 28, 1996                         2

                           Consolidated Statements of Cash Flows
                            Nine Months Ended September 27, 1997 and
                            September 28, 1996                             3

                           Notes to Consolidated Financial Statements      4

         Item 2.           Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                                  5 - 8

PART II.                   OTHER INFORMATION
                           -----------------

         Item 6.           Exhibits and Reports on Form 8-K                9

ITEM 1.  FINANCIAL STATEMENTS

                          PART I. FINANCIAL STATEMENTS
                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                        Sept.27,    December 28,
                                                                          1997         1996
                                                                      (Unaudited)    (Audited)
                                                                      -----------    ---------
                                    ASSETS
                                    ------
CURRENT ASSETS:
   Cash and cash equivalents                                           $ 5,144        $ 3,079
   Accounts receivable (less allowance for doubtful accounts of
     $1,001 and $1,037)                                                 16,199         16,336
   Inventories                                                          11,435         13,258
   Deferred income taxes                                                   641            641
   Prepaid expenses and other current assets                             1,089          1,353
                                                                       -------        -------
         Total Current Assets                                           34,508         34,667

PROPERTY, PLANT AND EQUIPMENT, net                                      14,703         15,624
PATENTS, net                                                               614            493
EXCESS OF COST OVER NET ASSETS ACQUIRED, net                             3,767          4,422
OTHER ASSETS                                                               176            124
                                                                       -------        -------
         Total Assets                                                  $53,768        $55,330
                                                                       =======        =======


                              LIABILITIES & SHAREHOLDERS' EQUITY
                              ----------------------------------
CURRENT LIABILITIES:
   Notes payable to banks                                               $   --       $    494
   Current portion of long-term debt                                       465            367
   Accounts payable                                                      5,291          5,641
   Accrued expenses & other current liabilities                          5,056          3,440
   Accrued payroll                                                       3,954          2,579
   Accrued commissions                                                   2,357          2,407
   Customer advances                                                     1,877          2,318
   Accrued warranty                                                      1,006            826
   Income taxes payable                                                    990          1,226
   Deferred income taxes                                                     7              7
                                                                      --------       --------
         Total Current Liabilities                                      21,003         19,305
LONG-TERM DEBT, net of current portion                                  14,440         20,807
DEFERRED INCOME TAXES                                                      459            459
OTHER NONCURRENT LIABILITIES                                             1,172          1,565
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
   SHARES, $.01 par value - authorized 50,000 shares; none issued           --             --
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value - authorized 950,000 shares;
     none issued                                                            --             --
   Common stock, $.01 par value - authorized 15,000,000 shares;
     issued 4,246,209 shares and 4,200,328 shares                           42             42
   Paid-in capital                                                      14,541         14,120
   Retained earnings                                                    13,565          9,802
   Cumulative translation adjustments                                     (890)          (206)
                                                                      --------       --------
                                                                        27,258         23,758
   Treasury stock, 1,062,950 shares - at cost                          (10,564)       (10,564)
                                                                      --------       --------
         Total Shareholders' Equity                                     16,694         13,194
                                                                      --------       --------
         Total Liabilities and Shareholders' Equity                   $ 53,768       $ 55,330
                                                                      ========       ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)


                                                                     Three Months Ended                      Nine Months Ended
                                                                     ------------------                      -----------------
                                                                  Sept. 27,         Sept. 28,           Sept. 27,         Sept. 28,
                                                                    1997              1996                1997              1996
                                                                    ----              ----                ----              ----
REVENUES                                                         $   21,790         $   22,547         $   64,897         $   68,006

COST OF REVENUES                                                     11,813             12.943             35,767             38,393
                                                                 ----------         ----------         ----------         ----------
      Gross profit                                                    9,977              9,604             29,130             29,613

OPERATING EXPENSES
     Selling, general and administrative                              7,016              7,145             21,042             22,063
     Research and development                                           644                523              2,050              1,755
                                                                 ----------         ----------         ----------         ----------
                                                                      7,660              7,668             23,092             23,818
                                                                 ----------         ----------         ----------         ----------
       Operating Profit                                               2,317              1,936              6,038              5,795

INTEREST EXPENSE                                                        281                505                915              1,684
                                                                 ----------         ----------         ----------         ----------
       Income Before Income Taxes                                     2,036              1,431              5,123              4,111

INCOME TAX PROVISION                                                    575                270              1,360              1,270
                                                                 ----------         ----------         ----------         ----------

     Net Income                                                       1,461              1,161              3,763              2,841

RETAINED EARNINGS
     Beginning of period                                             12,104              7,456              9,802              5,776
                                                                 ----------         ----------         ----------         ----------
     End of period                                               $   13,565            $ 8,617           $ 13,565         $    8,617
                                                                 ==========         ==========         ==========         ==========

EARNINGS PER SHARE                                               $      .45         $      .37         $     1.17         $      .91
                                                                 ==========         ==========         ==========         ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING                                            3,227,000          3,138,000          3,207,000          3,128,000
                                                                 ==========         ==========         ==========         ==========



                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                    -----------------
                                                                                                Sept. 27,        Sept. 28,
                                                                                                  1997             1996
                                                                                                  ----             ----
OPERATING ACTIVITIES:
   Net Income                                                                                  $  3,763         $  2,841
   Adjustment to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                  2,287            2,461
   Amortization of deferred gain on sale/leaseback transaction                                     (284)            (340)
   Deferred income taxes                                                                             --              343
   Changes in assets and liabilities:
         Accounts receivable, net                                                                  (871)           1,941
         Inventories                                                                              1,321            3,028
         Prepaid expenses and other current assets                                                  214               86
         Other assets                                                                               (66)            (102)
         Accounts payable                                                                           (95)          (3,646)
         Accrued expenses and other current liabilities                                           3,229            2,846
         Accrued warranty                                                                           226              (86)
         Income taxes                                                                              (221)             256
                                                                                               --------         --------
   Net cash provided by operating activities                                                      9,503            9,628
                                                                                               --------         --------

INVESTING ACTIVITIES:
   Capital expenditures                                                                          (1,774)          (1,356)
   Investment in patents                                                                           (151)             (46)
                                                                                               --------         --------

   Net cash used in investing activities                                                         (1,925)          (1,402)
                                                                                               --------         --------

FINANCING ACTIVITIES:
   Net re-payments under notes payable to banks                                                  (5,420)         (14,907)
   Principal payments on long-term debt                                                            (475)            (213)
   Proceeds from issuance of long-term debt                                                         225            5,949
   Proceeds from issuance of common stock                                                           421               70
                                                                                               --------         --------
   Net cash used in financing activities                                                         (5,249)          (9,101)
                                                                                               --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                                (264)            (111)
                                                                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              2,065             (986)
                                                                                               --------         --------

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                            3,079            3,239
                                                                                               --------         --------
   End of period                                                                               $  5,144         $  2,253
                                                                                               ========         ========


                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1997
                                   (Unaudited)

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

2.       Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash paid in the first nine months of 1997 and 1996 for interest was $1.0 million and $1.1 million, respectively, and for income taxes was $1.5 million and $.6 million, respectively.

3.       Impact of New Accounting Pronouncement

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") which requires the Company to present in the financial statements "basic" and "diluted" earnings per share, as defined. SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997; however, pro forma "basic" and "diluted" earnings per share as defined for the third quarter and nine month periods ended September 27, 1997 and September 28, 1996 would be as follows, if SFAS No.
128 were adopted for those periods:


                              Third Quarter                     Nine Months
                              -------------                     -----------
                          1997             1996            1997          1996
                          ----             ----            ----          ----
         Basic            $.46             $.37            $1.19         $.91
         Diluted          $.45             $.37            $1.17         $.91

         ITEM 2.    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 27, 1997

Results of Operations

         For the third quarter and first nine months of 1997, the Company reported net income of $1,461,000 and $3,763,000, respectively, compared to $1,161,000 and $2,841,000 in the same periods in 1996.

         K-Tron is an international company with approximately 60% of its revenues derived from products manufactured and services performed from its facilities outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to both translation and transaction fluctuations in foreign currency exchange rates ("foreign exchange rates").

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues:



                                                Three Months Ended                   Nine Months Ended
                                              -----------------------              ---------------------
                                              1997               1996              1997             1996
                                              ----               ----              ----             ----
Total Revenues                               100.0%             100.0%            100.0%            100.0%
Cost of Revenues                              54.2               57.4              55.1              56.5
                                             -----              -----             -----             -----
Gross Profit                                  45.8               42.6              44.9              43.5

Selling, General & Administrative             32.2               31.7              32.5              32.4
Research & Development                         3.0                2.3               3.1               2.6
                                             -----              -----             -----             -----
Operating Income                              10.6                8.6               9.3               8.5
Interest                                       1.3                2.2               1.4               2.5
                                             -----              -----             -----             -----
Income before income taxes                     9.3%               6.4%              7.9%              6.0%
                                             =====              =====             =====             =====

Backlog at end of period (at Sept. 27,
1997 constant foreign exchange
 rates, in millions):


                   Sept. 1997            Dec. 1996            Sept.1996
                   ----------            ---------            ---------
                    $18,586               $19,606              $19,442
                    =======               =======              =======

         Translation of the Company's foreign revenues and results of operations into U.S. dollars is affected by changes in foreign exchange rates, particularly with respect to the Swiss franc and the Deutsche mark. In addition, revenues and income of the Company with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in other currencies, including in particular the U.S. dollar/Swiss franc, U.S. dollar/Deutsche mark and Deutsche mark/Swiss franc exchange rates. For the third quarter and first nine months of 1997 as well as the same periods in 1996, the changes in these exchange rates were as follows:


                                                              Three Months Ended           Nine Months Ended
                                                             --------------------        ----------------------
                                                             1997            1996        1997              1996
                                                             ----            ----        ----              ----
Average U.S. dollar equivalent of
one Swiss franc                                              $.671           $.820        $.687            $.822
% devaluation vs. prior year                                         -18.2%                       -16.4%

Average U.S. dollar equivalent of
one Deutsche mark                                            $.554           $.670        $.580            $.670
% devaluation vs. prior year                                         -17.3%                       -13.4%

Average Swiss franc equivalent of
one Deutsche mark                                             .826            .817         .845             .815
% appreciation vs. prior year                                         +1.1%                        +3.7%


         Total revenues decreased by $.8 million or 3.4% in the third quarter of 1997 and by $3.1 million or 4.6% for the first nine months of 1997 when compared to the same periods in 1996. The decrease in revenues was due to lower exchange translation rates of certain currencies into U.S. dollars. If the average foreign exchange translation rates for the third quarter and first nine months of 1997 were applied to the same periods in 1996, revenues would have increased 9.6% for the quarter and 6.2 % for the first nine months.

         Gross profit as a percent of revenues improved to 45.8% in the third quarter of 1997 and to 44.9% for the first nine months of 1997, as compared to 42.6% and 43.5% for the same periods in 1996. The change in gross margin in 1997 was primarily due to sales mix.

         Selling, general and administrative (SG&A) expense decreased by $.1 million or 1.8% in the third quarter of 1997 and by $1.0 million or 4.6% for the first nine months of 1997, as compared to the same periods in 1996. The decrease in SG&A was due to the lower foreign exchange translation rates previously described offset in part by higher selling expenses.

         Research and development (R&D) expenditures increased by $.1 million or 23.1% in the third quarter of 1997 and by $.3 million or 16.8% for the first nine months of 1997, as compared to the same periods in 1996. R&D expenses increased due to the development of new product enhancements, offset in part by lower foreign exchange translation rates.

         Interest expense decreased by $.2 million or 44.4% in the third quarter of 1997 and by $.8 million or 45.7% for the first nine months of 1997, as compared to the same periods in 1996, primarily due to lower debt levels and lower foreign exchange translation rates.

         The effective tax rates for the third quarter and first nine months of 1997 were 28.2% and 26.5%, respectively, compared to 18.9% and 30.9% for the same periods in 1996. The effective tax rate in the first nine months of 1997 was lower than the same period in 1996 due to the utilization of foreign net operating loss carry forwards. The effective tax rate was lower in the third quarter of 1996 as compared to the same period in 1997 due to the 1996 reduction of the valuation allowance for certain foreign net operating loss carry forwards that arose from foreign operation restructuring.

         The September 1997 backlog decreased by 5.2%, primarily in the U.S., when compared to December 1996 and decreased by 4.4%, primarily in Europe, when compared to the same period in 1996 (at constant foreign exchange rates).

Liquidity and Capital Resources

         The Company's capitalization as of the end of the third quarter of 1997 and fiscal years 1996 and 1995 is set forth below:

                                                 September        December      December
(Dollars in Thousands)                             1997             1996          1995
                                                 ---------        --------      --------
Short-term debt including current
   portion of long-term debt                      $    465        $    861       $ 2,133

Long-term debt                                      14,440          20,807        35,004
                                                   -------         -------       -------

Total debt                                          14,905          21,668        37,137

Shareholders' equity                                16,694          13,194         9,421
                                                   -------         -------       -------

Total debt and shareholders' equity                $31,599         $34,862       $46,558
                                                   =======         =======       =======

Percent total debt to total capitalization              47%             62%           80%

Percent long-term debt to equity                        86%            158%          372%

Percent total debt to equity                            89%            164%          394%


         Total debt decreased by $6.8 million in the first nine months of 1997, of which $1.1 million was due to the effect of foreign exchange translation. Total debt without the effect of the foreign exchange translation decreased by $5.7 million. European and U.S. debt decreased by $6.7 million and $.1 million, respectively. At September 27, 1997, the Company had $5.0 million of availability under its U.S. revolving credit agreement and $9.8 million of availability under certain of its Swiss loan agreements.

         At September 27, 1997, there was working capital of $13.5 million as compared to $15.4 million at December 28, 1996, and the ratio of current assets to current liabilities at those dates was 1.64 and 1.80, respectively. Working capital decreased in 1997 primarily due to the utilization of funds generated from operations and improved asset management to reduce indebtedness.

         In the first nine months of 1997 and 1996, the Company utilized earnings from operations and internally-generated funds to meet its working capital needs and reduce debt.

         Net cash provided by operating activities was $9.5 million in the first nine months of 1997 as compared to $9.6 million in the same period of 1996.

         Net cash used in investing activities in the first nine months of 1997 and 1996 was for capital additions.

         Net cash used in financing activities in the first nine months of 1997 and 1996 was for the reduction of debt and was obtained from the cash provided by operating activities.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused a translation adjustment decrease in shareholders' equity of $.7 million in the first nine months of 1997.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         10.1             Employment Agreement dated as of October 6, 1997 by and between
                            K-Tron International, Inc. and Edward B. Cloues, II
         11.1             Computation of Earnings Per Share
         27.1             Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports on Form 8-K for the nine months ended September 27, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               K-TRON INTERNATIONAL, INC.




Date: October 27, 1997
      ----------------

                                               By:  /s/ Robert L. Weinberg
                                                  -----------------------------
                                               Robert L. Weinberg
                                               Senior Executive Vice President
                                               & Chief Financial Officer
                                               (Duly authorized officer and
                                               principal financial officer
                                               of the registrant)



                                               By: /s/ Alan R. Sukoneck
                                                  -----------------------------
                                               Alan R. Sukoneck
                                               Vice President, Chief Accounting
                                                & Tax Officer
                                               (Duly authorized officer and
                                               principal accounting officer
                                               of the registrant)

                                  EXHIBIT INDEX


          Exhibit Number        Description
          --------------        -----------

              10.1 Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II

              11.1              Computation of Earnings Per Share

              27.1              Financial Data Schedule