Form 10-K405
period 1998-01-03
K TRON INTERNATIONAL INC
filed 1998-03-18
CIK 20

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the fiscal year ended January 3, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from ________ to ________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. / /

As of March 10, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $52,337,662. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers, but excluding the Estate of Dr. Mario Gallo and David L. Babson Company, Incorporated, which are the only beneficial owners of more than ten percent of the registrant's Common Stock.

As of March 10, 1998, there were 3,245,314 shares of the registrant's Common Stock outstanding.


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

                                    PART I

ITEM 1.     BUSINESS.

FORWARD-LOOKING STATEMENTS

      This annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to the results of operations and businesses of the Company. Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's financial condition and results of operations. Factors that may cause actual results to differ materially from those discussed in such forward-looking statements include, among others, the following possibilities: (i) fluctuations in foreign currency exchange rates; (ii) heightened competition, specifically the intensification of price competition, the entry of new competitors and the introduction of new products by new and existing competitors; (iii) failure to obtain new customers or retain existing customers; (iv) inability to carry out marketing and sales plans; (v) loss of key executives; (vi) loss of suppliers;
(vii) failure to identify, acquire or profitably manage additional businesses or to successfully integrate acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial problems; (viii) general economic and business conditions which are less favorable than expected; and (ix) unanticipated changes in industry trends. The Company does not intend to update these cautionary statements.

GENERAL

      K-Tron International, Inc. was incorporated in New Jersey in 1964. Its principal operating businesses are conducted by subsidiaries which design, produce, market and sell gravimetric and volumetric feeders and related equipment for the handling of bulk solids in a wide variety of manufacturing processes. K-Tron has manufacturing facilities in the United States, Switzerland and Canada, and its equipment is sold throughout the world.

      K-Tron feeders control by either mass or weight (gravimetric feeding) or volume (volumetric feeding) the rate at which ingredients are fed into the manufacturing processes of numerous products. The principal industries served are plastics, food, chemical and cement, but the Company's feeders are also used in many other industries. In addition, the Company designs, produces, markets and sells electronic assemblies and controls, and provides customer and employee training through its K-Tron Institute in the United States and similar programs in Switzerland and elsewhere.

      See Note 13 of Notes to consolidated financial statements, included in
Item 8 of this annual report on Form 10-K, for certain financial information about foreign and domestic operations.

PRINCIPAL PRODUCTS

      The Company produces, markets and sells its principal products under three brand names: K-Tron Soder (feeders for other than heavy industries), Hasler (feeders for heavy industries) and Hurricane (pneumatic conveying equipment). The Company sells these brands on both an equipment and total systems basis.

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

      K-Tron Soder Brand. The K-Tron Soder brand of products offers feeding equipment and systems to control precisely the flow of ingredients in the manufacture of numerous products in industries other than heavy industries. K-Tron Soder feeders, including loss-in-weight feeders, weigh belt feeders, volumetric feeders, flow meters and related controls, are assembled at Company facilities in the United States and Switzerland in a complete range of feeding equipment types and sizes for these industries. The plastics compounding, food, chemical, detergent and pharmaceutical industries are among those served by K-Tron Soder feeders.

      Hasler Brand. The Hasler brand of products includes weigh belt feeders, belt scales, flow meters, electronic ears, loss-in-weight feeders and related controls. Hasler feeders, like K-Tron Soder feeders, control the flow of ingredients into a manufacturing process. However, Hasler feeders serve heavy industry applications which generally require high rates of material flow in rugged environments. Hasler feeders are used in cement mills, mines and quarries and in the fertilizer, aluminum, coal, glass and steel industries. They are primarily assembled at Company facilities in Switzerland, with some Hasler feeders also being assembled at Company facilities in the United States.

PNEUMATIC CONVEYING EQUIPMENT

      In 1997, K-Tron acquired Hurricane Pneumatic Conveying Inc., a Canadian company that manufactures pneumatic conveying equipment for the food, plastics and pharmaceutical industries. Hurricane's brand of products, which include powder hopper loaders and filterless hopper loaders, may be used in conjunction with K-Tron Soder feeders or separately. Hurricane products are manufactured at Company facilities in Canada.

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

CUSTOMERS

      The Company has over 1,000 customers, including many major corporations. No single customer accounted for more than 10% of the Company's total revenues in fiscal 1997, and its five largest customers accounted for approximately 12.6% of total revenues in that year.

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

PATENTS

      The Company's technology is protected by numerous patents in the United States and in other major countries which offer patent protection. Certain of the Company's patents have expired and others will expire at various future dates. The loss of such patent protection is not expected to have a significant adverse effect on the Company's operations.

RESEARCH AND DEVELOPMENT

      The Company invests in research and development to maintain a technological leadership position for its products.

      R&D focuses on new products as well as on refinements to existing products. Current development efforts are aimed at developing new products, shortening the development cycle of new products, recycling existing products by using lower cost designs and becoming more sensitive to the most optimal price/performance relationship for both new and existing products.

      Centralized electronic R&D also facilitates the development of common or compatible controls. The Company utilizes a common weighing technology for both of its feeder brands.

      The Company's research and development expenses were $2,768,000, $2,316,000 and $3,135,000 in fiscal years 1997, 1996 and 1995, respectively.

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

BACKLOG

      At the end of fiscal year 1997, the Company's backlog of unfilled orders was approximately $18,211,000, compared to a backlog of approximately $20,504,000 a year earlier, a decrease of approximately 11.2%. Using January 3, 1998 exchange rates, the backlog at the end of fiscal year 1996 was approximately $19,654,000, representing a decrease in the 1997 backlog of approximately 7.3%. The backlog of orders, excluding the effect of foreign currency exchange translations, decreased in 1997 primarily due to a reduced backlog in the United States.

      The bulk of the Company's backlog represents orders that will be ready for delivery in less than 120 days. Thus, except for shipments to be made later in the year at customer requests, it is expected that most of the backlog as of the end of fiscal 1997 will be shipped prior to April 30, 1998.

EMPLOYEES

      At the end of fiscal 1997, the Company had 491 employees, of which 289 were located in Europe, 183 in the United States, 14 in Singapore, 4 in Canada and 1 in China.

      None of the Company's employees are represented by labor unions. The Company considers relations with its employees to be good.

ITEM 2.     PROPERTIES.

      In the United States, the Company owns a 92,000 square foot building on 17 acres in Pitman, New Jersey where it has manufacturing facilities, administrative offices, its corporate headquarters, research and development offices and a tech center for product demonstration and training. A portion (approximately 10,000 square feet) of the Company's Pitman facility is leased to a sheet metal business. The Company also has leased facilities in Blackwood, New Jersey where it assembles electronic circuit boards.

      The Company also has leased facilities in Brantford, Ontario where it manufactures pneumatic conveying equipment.

      In Niederlenz, Switzerland, the Company owns a 60,000 square foot building where it has manufacturing facilities and a tech center for product demonstrations, and an adjacent five floor, 40,000 square foot office building which houses administrative offices, training facilities and research and development offices. One floor of the office building is leased to third parties. The Company also occupies an adjacent leased facility where it manufactures weight sensors.

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

      The Company believes that its present facilities will be sufficient to meet its needs for the foreseeable future. Based primarily on a one shift/40 hour week, the Company was operating its current manufacturing facilities during fiscal 1997 at approximately 70% of their present capacity.

ITEM 3.     LEGAL PROCEEDINGS.

      There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      This item is not applicable because there were no matters submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The current executive officers of the Company are as follows:

           Name                  Age                      Position
           ----                  ---                      --------
      Edward B. Cloues, II       50               Chairman of the Board of
                                                  Directors and Chief Executive
                                                  Officer

      Robert L. Weinberg         61               Senior Executive Vice President,
                                                  Chief Financial Officer and
                                                  Treasurer

      Kevin C. Bowen             46               President and Chief Executive
                                                  Officer of K-Tron America, Inc.

      Lukas Gunthardt            39               Managing Director and Chief
                                                  Executive Officer of K-Tron
                                                  (Switzerland) Ltd.


        Edward B. Cloues, II has been a director since July 1985 and was most recently reelected at the 1997 annual meeting of shareholders. He became Chairman of the Board of Directors and Chief Executive Officer of the Company on January 5, 1998. Since May 1985, Mr. Cloues has served as Secretary of the Company. Prior to joining the Company, Mr. Cloues was a senior partner in the law firm of Morgan, Lewis & Bockius LLP, which is the Company's general counsel. Mr. Cloues is also a director and non-executive Chairman of the Board of AMREP Corporation.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock trades on the National Market segment of The Nasdaq Stock Market under the symbol "KTII." The following table sets forth the high and low sales prices for each quarter in 1996 and 1997 as quoted on The Nasdaq Stock Market.

FISCAL YEAR 1996                                             HIGH         LOW
----------------                                             ----         ---
  First Quarter.....................................        $  7.75      $  5.50
  Second Quarter....................................           9.00         6.75
  Third Quarter.....................................           9.25         7.75
  Fourth Quarter....................................          11.27         8.25

FISCAL YEAR 1997
  First Quarter.....................................          11.75        10.25
  Second Quarter....................................          15.25        10.25
  Third Quarter.....................................          15.75        13.00
  Fourth Quarter....................................          19.75        14.00

      On March 10, 1998, the closing sale price of a share of Common Stock as reported by The Nasdaq Stock Market was $17.00.

      The number of record holders of the Company's Common Stock as of March 10, 1998 was 342.

DIVIDEND POLICY

      The Company has never paid a cash dividend on its Common Stock, and it currently intends to retain all earnings for use in its business. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

ITEM 6.   SELECTED FINANCIAL DATA.

      The selected consolidated financial data presented below for, and as of the end of, each of the Company's last five fiscal years have been derived from and are qualified by reference to the Company's consolidated financial statements. The consolidated financial statements of the Company for the fiscal years ended January 3, 1998, December 28, 1996, December 30, 1995 and December 31, 1994 have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements of the Company for the fiscal year in the period ended January 1, 1994 have been audited by Deloitte & Touche LLP, independent public accountants.

      This information should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

      The Company has not paid any cash dividends on its shares of Common Stock during the periods presented.

                                                                                    FISCAL YEAR  ENDED
                                                         ------------------------------------------------------------------------
                                                            JAN. 3     DEC. 28     PRO FORMA    DEC. 30     DEC. 31      JAN. 1
                                                              1998      1996          1995(1)    1995        1994        1994
                                                         ---------   ---------     ---------  ---------   ---------   ---------
FINANCIAL SUMMARY($000):
  Revenues                                               $  87,152   $  89,871     $  89,640  $ 110,394   $ 104,772   $ 107,966
  Income (loss) before loss on disposition
    of businesses, cumulative effect of
    accounting changes and taxes                             7,309       5,841         2,717        834      (6,200)     (1,784)

  Income (loss) on disposition of businesses
    and cumulative effect of accounting
    changes (2)                                                                                 (11,278)       (852)        854

  Net income (loss)                                          5,444       4,026         1,408     (9,294)     (6,826)     (1,065)
  Total assets                                              54,249      55,330                   69,296     109,950     101,296
  Working capital                                            9,423      15,362                   23,114        (549)     17,216
  Additions to property, plant and equipment                 3,000       2,081                      370       2,467       3,062
  Depreciation and amortization                              2,977       3,334                    4,844       6,314       6,562

PER SHARE ($):
  Basic net earnings (loss)                              $    1.72   $    1.29     $     .45  $   (3.00)  $   (2.22)  $   (0.35)(3)
  Diluted net earnings (loss)                                 1.69        1.28           .45      (3.00)      (2.22)      (0.35)(3)
  Book value                                                  5.87        4.21                     3.03        6.00        8.08

CAPITALIZATION ($000):
  Shareholders' equity                                   $  18,892   $  13,194                $   9,421   $  18,521   $  24,694
  Long-term debt                                            10,619      20,807                   35,004      27,413      38,571
  Short-term debt (4)                                        3,148         861                    2,133      32,512      14,565
  Total debt                                                13,767      21,668                   37,137      59,925      53,136

RATIOS:
  Return on average shareholders' equity(%)                   33.9        35.6          10.1        N/A         N/A         N/A
  Return on revenues (%)                                       6.2         4.5           1.6        N/A         N/A         N/A
  Long-term debt to shareholders' equity(%)                   56.2       157.7                    371.6       148.0       156.2
  Current assets to current liabilities                       1.41        1.80                     2.05         .99        1.53
  Average inventory turnover                                   4.1         3.2                      2.9         2.9         3.0
  Average accounts receivable turnover                         5.5         4.8                      4.3         3.8         3.8

OTHER DATA:
  Shares outstanding (000) (5)                               3,218       3,137                    3,113       3,088       3,056
  Shareholders of record (6)                                   342         350                      383         423         437
  Number of employees                                          491         461                      466         683         724

(1) Reflects pro forma adjustments for loss on disposition of businesses described in (2) and the discontinuance of the Company's other Colortronic brand business, all as more fully explained in Note 3 of the Company's 1997 consolidated financial statements as if such dispositions and discontinuances were consummated as of the beginning of the 1995 fiscal year.

(2) 1995 - loss on disposition of businesses of $10,529 from sale of Colortronic GmbH and rights to several related patents and patent applications and $749 loss on the sale of Hasler France and Brazilian businesses; 1994 - reserves established for the anticipated sale of Hasler France and

        Brazilian businesses; 1993 - cumulative effect of changes in accounting principles for the cost of inventory of $504, net of tax, and for income taxes of $350.

(3) Basic and diluted loss per share before cumulative effect of accounting changes for fiscal year ended January 1, 1994 was $(0.62).

(4)     Including current portion of long-term debt.

(5) Net of treasury stock of 1,063 shares for fiscal years 1993 through 1996 and 1,053 for fiscal year 1997.

(6)     Does not include shareholders whose shares are held in street name.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      In 1997 and 1996, the Company reported net income of $5,444,000 and $4,026,000, respectively, compared to a 1995 net loss of $9,294,000. The principal components of the 1995 loss were a second quarter loss of $10,529,000 recorded in connection with the sale of Colortronic GmbH ("Colortronic"), a German subsidiary, and related patent and patent applications and third and fourth quarter losses totaling $749,000 resulting from the sale of the Company's Brazilian and Hasler France businesses. On a pro forma basis, assuming that these 1995 transactions, and the discontinuance of the Company's other Colortronic brand business, had occurred at the beginning of the 1995 fiscal year, the Company would have had 1995 net income of $1,408,000.

      By early 1996, all debt was subject to forbearance agreements with the Company's U.S. and Swiss lenders which arose as a result of the significant losses in 1995 and 1994. During 1996 and early 1997, the Company replaced all of the U.S. lenders and successfully negotiated revised financing arrangements with the Swiss lenders. The U.S. forbearance agreement was terminated in 1996, and in early 1997 the Swiss forbearance agreement was amended and extended to March 31, 1999. Since the Company's Swiss subsidiary achieved better than a 1.5 to 1.0 debt-to-equity ratio as of January 3, 1998, many of the restrictions in the Swiss forbearance agreement will end on March 31, 1998. Moreover, the Swiss lenders have requested that the Swiss forbearance agreement also terminate at that time rather than on March 31, 1999, and the Company's Swiss subsidiary has agreed in principle to this request provided that satisfactory new loan arrangements with the Swiss lenders are in place by that date.

      Since the 1995 dispositions of the Company's Colortronic, Brazilian and Hasler France businesses and the discontinuance of the other Colortronic brand business (collectively the "Discontinued Businesses"), the Company's results have improved significantly, and it has reported ten consecutive quarters in which net income has exceeded net income in the prior year period. Cash flow from operations has also improved, enabling the Company to reduce indebtedness for money borrowed by $7,901,000 in 1997, $15,469,000 in 1996 and

$5,978,000 in the second half of 1995 ($7,103,000, $11,946,000 and $5,368,000, respectively, after taking into account the effect of foreign currency exchange translation.)


      K-Tron is an international company with approximately 59% percent of its revenues derived from products manufactured and services performed from its facilities outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to both translation and transaction fluctuations in foreign currency exchange rates ("foreign exchange rates").

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

                                                            FISCAL YEAR
                                            ---------------------------------------------
                                                                    PRO FORMA
                                                                    ---------
                                                1997        1996        1995        1995
                                            ---------   ---------   ---------   ---------
Total revenues                                 100.0%      100.0%      100.0%      100.0%
Cost of revenues                                55.2        56.6        58.9        61.3
                                            --------    --------    --------    --------
Gross profit                                    44.8        43.4        41.1        38.7
Selling, general and
 administrative                                 31.9        32.1        32.1        31.4
Research and development                         3.2         2.5         2.8         2.8
Loss on disposition of
businesses                                        --          --          --        10.2
                                            --------    --------    --------    --------
Operating income (loss)                          9.7         8.8         6.2        (5.7)
Interest                                         1.3         2.3         3.2         3.7
                                            --------    --------    --------    --------
Income (loss) before income
taxes                                            8.4%        6.5%        3.0%       (9.4%)
                                            ========    ========    ========    ========
Year-end backlog after
excluding the Discontinued
Businesses (at year end 1997
constant foreign exchange rates,
in thousands)                               $ 18,211    $  19,654   $ 23,066    $ 23,066
                                            ========    =========   ========    ========

      Translation of the Company's foreign revenues and results of operations into U.S. dollars is affected by changes in foreign exchange rates, particularly with respect to the Swiss franc and the Deutsche mark. In addition, revenues and income of the Company with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in other currencies, including in particular the average U.S. dollar/Swiss franc, U.S. dollar/Deutsche mark and Deutsche mark/Swiss franc exchange rates. For 1997, 1996 and 1995 the changes in these exchange rates were as follows:

                                                   FISCAL YEAR
                                     ---------------------------------------
                                       1997            1996             1995
                                       ----            ----             ----
Average U.S. dollar equivalent
of one Swiss franc                   $.689            $.810            $.848
% change vs. prior year                      -14.9%           -4.5%

Average U.S. dollar equivalent
of one Deutsche mark                 $.577            $.666            $.699
% change vs. prior year                      -13.4%           -4.7%

Average Swiss franc equivalent
of one Deutsche mark                  .837             .822             .824
% change vs. prior year                       +1.8%           -0.2%


      Total revenues decreased by $2,719,000 or 3.0% in 1997 when compared to 1996. The decrease in revenues was due to lower exchange translation rates of certain currencies into U.S. dollars. If the average foreign exchange translation rates for 1997 were applied to 1996, revenues would have increased 6.8%. The local currency revenue increase was in the United States and Europe.

      Total revenues decreased by $20,500,000 or 18.6% (15.4% when using constant foreign exchange rates) in 1996 as compared to 1995, and increased by $200,000 or 0.3% (3.1% when using constant foreign exchange rates) when compared to the pro forma 1995 revenues. The 1996 revenues decrease versus 1995 was primarily due to the absence of the Discontinued Businesses as well as to a weaker Swiss franc and Deutsche mark compared to the U.S. dollar. The 1996 revenue increase as compared to the pro forma 1995 was primarily due to a strong United States and European backlog at the end of 1995 and strong 1996 order in-flow, offset in part by lower foreign exchange translation rates.

      Gross profit as a percent of revenues improved to 44.8% in 1997 as compared to 43.4% in 1996. The change in gross margin in 1997 was primarily due to sales mix and increased volume in local currencies. Gross margin as a percent of revenues improved to 43.4% in 1996 as compared to 38.7% in 1995 (41.1% after excluding the Discontinued Businesses). The improvement in gross margin in 1996 was due to volume, sales mix, price increases and cost reductions as well as the June 1995 sale and discontinuance of the Colortronic business which had low margins, offset in part by the inability to pass on increased costs caused by the appreciation of the Swiss franc to customers in certain European countries, primarily Germany. The increase in margin when compared to the margins without the Discontinued Businesses was primarily due to volume, sales mix, price increases and cost reductions.

      Selling, general and administrative (SG&A) expense decreased by $1,019,000 or 3.5% in 1997 as compared to 1996. The decrease in SG&A was due to the lower foreign exchange translation rates previously described offset in part by higher selling expenses. SG&A expense decreased by $5,800,000 or 16.7% in 1996 as compared to 1995 (but remained constant after excluding the Discontinued Businesses). The decrease in SG&A in 1996 was due to the elimination of SG&A expenses associated with the Discontinued Businesses as well as lower foreign exchange translation rates. As a percent of sales, SG&A was 31.9% in 1997, 32.1% in 1996 and 31.4% in 1995 (32.1% after excluding the Discontinued Businesses).

      Research and development (R&D) expenditures increased by $452,000 or 19.5% in 1997 as compared to 1996. R&D expenses increased due to the development of new products and enhancement to existing products, offset in part by lower foreign exchange translation rates. R&D expenditures decreased by $819,000 or 26.1% in 1996 as compared to 1995 due to the elimination of Colortronic expenses and lower foreign exchange translation rates, offset in part by using for other purposes certain resources previously allocated to Colortronic. R&D expense as a percent of revenues was 3.2% in 1997, 2.5% in 1996 and 2.8% in 1995 (2.8%
excluding Colortronic for 1995).

      The 1995 loss on the disposition of businesses included a pre-tax loss of $10,529,000 from the June 1995 sale of Colortronic and rights to several related patents and patent applications, as well as a pre-tax loss of $749,000 from the fourth quarter sale of the Company's Brazilian and Hasler France operations.

      Interest expense decreased by $902,000 or 44.3% in 1997 as compared to 1996, primarily due to lower debt levels and lower foreign exchange translation rates. Interest expense decreased by $2,107,000 or 50.9% in 1996 as compared to 1995 due to lower debt levels and lower foreign exchange translation rates, offset in part by increased interest rates. Interest expense as a percent of sales was 1.3% in 1997, 2.3% in 1996 and 3.7% in 1995 (3.2% after excluding the Discontinued Businesses).

      Income before income taxes was $7,309,000 in 1997 and $5,841,000 in 1996, while the loss before income taxes was $10,444,000 in 1995. The change during the periods was the result of the items discussed above.

      The 1997 and 1996 provision for income tax of $1,865,000 and $1,815,000, respectively, were related primarily to the United States and German operations. The Company's 1995 net income tax benefit was comprised of a fourth quarter $400,000 provision on U.S. operations and a $1,550,000 benefit recognized on European losses. The Company has available New Jersey state and foreign tax loss carry forwards that total $3,165,000 and

$9,417,000, respectively, which, if realized, would have an estimated future benefit of $190,000 and $2,600,000, respectively.

      The Company does not believe that inflation has had a material impact on the results of operations during the last three years.

      The Company's backlog decreased by 7.3% at the end of 1997 compared to 1996 (at constant foreign exchange rates), primarily due to reduced backlog in the United States. The Company's backlog decreased by 15% at the end of 1996 compared to 1995 (excluding the Discontinued Businesses and at constant foreign exchange rates), primarily due to reduced backlog in the United States and Germany.

LIQUIDITY AND CAPITAL RESOURCES

      As noted earlier under the "Overview," the Company has entered into new or amended and extended loan arrangements with respect to its debt, and there are no defaults under any of the existing loan agreements. All current loan agreements are with the Company's U.S. and Swiss manufacturing subsidiaries.

      In June 1996, the Company's U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with a lender which provides for a maximum borrowing of $5,700,000, subject to certain limitations based upon inventory and receivable levels. The interest rate at January 3, 1998 was 10.0%. At January 3, 1998, there were no borrowings under the agreement. Also in June 1996, the Company's U.S. manufacturing subsidiary obtained a $2,700,000 twenty-year mortgage loan at an interest rate of 9.0%. Monthly principal and interest payments are $24,293. Every five years the bank has the right to review the mortgage and adjust its terms, including due dates and interest rates, with the first such right occurring in June 2001. At January 3, 1998, the amount borrowed under the mortgage loan was $2,632,000.

      As a result of the Swiss forbearance agreement referred to in the "Overview," the board of directors of the Company's Swiss manufacturing subsidiary was expanded from one director to three directors, with one of the directors being designated by the Swiss lenders. In addition, the Swiss lenders imposed a number of limitations and requirements on the Swiss subsidiary, including certain restrictions on intercompany transactions with K-Tron's U.S. companies and a prohibition on the payment of management fees to the Company after March 1, 1996. As part of the February 1997 agreement amending and extending the forbearance agreement with the Swiss lenders to March 31, 1999, the Swiss subsidiary agreed to a 50% average reduction in the maximum amount that may be borrowed under its operating lines of credit, effective April 1, 1997, and also agreed not to terminate the existing arrangement prior to March 31, 1998, and the Swiss lenders agreed to continue to defer until March 31, 1999 the repayment of credit lines and the principal payments on fixed loans that become due prior to that date. Effective April 1, 1997, interest rates on the Swiss lines of credit were adjusted to market rates plus 2% while the rates on other long-term loans were similarly adjusted on the next renewal dates.

      At January 3, 1998, the Swiss subsidiary achieved better than a 1.5 to 1.0 debt to equity ratio and, accordingly, on March 31, 1998 the 2% interest premium will terminate, the Swiss lenders will cease to have the right to designate one director of the Swiss subsidiary and certain other restrictions will end. Moreover, the Swiss lenders have requested that the Swiss forbearance agreement also terminate at that time rather than on March 31, 1999, and the Company's Swiss subsidiary has agreed in principle to this request provided that satisfactory new loan arrangements with the Swiss lenders are in place by that date.

      At January 3, 1998, the Company's Swiss subsidiary had $2,083,000 borrowed under short-term lines of credit with Swiss lenders. The interest rates, including the 2% premium described above, on the lines of credit ranged from 5.5% to 9.0%. In addition, at January 3, 1998, the Company's Swiss subsidiary had mortgage borrowings of $6,638,000 from Swiss lenders. These mortgage loans carried interest rates of 5.63% to 7.25%.

      At January 3, 1998, the Company had $5,449,000 of availability under its U.S. revolving credit agreement and $11,180,000 of availability under its Swiss short-term lines of credit.

      The Company's capitalization as of the end of fiscal years 1997, 1996 and 1995 is set forth below:

                                                 ($'S IN THOUSANDS)
                                          1997        1996         1995
------------------------------------------------------------------------------

Short-term debt, including current
 portion of long-term debt              $ 3,148     $   861     $ 2,133
Long-term debt                           10,619      20,807      35,004
                                        -------     -------     -------
Total debt                               13,767      21,668      37,137
Shareholders' equity                     18,892      13,194       9,421
                                        -------     -------     -------

Total debt and shareholders' equity     $32,659     $34,862     $46,558
                                        =======     =======     =======

Percent debt to total capitalization         42%         62%         80%

Percent long-term debt to equity             56%        158%        372%

Percent total debt to equity                 73%        164%        394%

      Total debt decreased in 1997 and 1996 by $7,901,000 and $15,469,000, respectively, of which $7,103,000 and $11,946,000 was from cash provided by operations and $927,000 and $3,523,000 was due to the effect of foreign exchange translation.

      At the end of 1997 and 1996, working capital was $9,423,000 and $15,362,000, respectively, and the ratio of current assets to current liabilities was 1.41 and 1.80, respectively. Working capital decreased in 1997 primarily due to the utilization of funds generated from operations and improved asset management to reduce indebtedness.

      In 1997 and 1996, the Company utilized internally generated funds to meet its working capital needs.

      Net cash provided by operating activities was $12,594,000 in 1997, $13,969,000 in 1996 and $6,111,000 in 1995. The increase in operating cash flow since 1995 was primarily the result of operating profits generated since mid-1995 and significant reductions in accounts receivable and inventory, offset in part in 1996 by a reduction in the total amount of accounts payable and accrued expenses. The significant loss in 1995 was primarily a non-cash loss on the sale of the Discontinued Businesses.

      Excluding the effect of foreign currency translation, receivables and inventory provided cash of $3,241,000 in 1997, while the total amount of accounts payables and accrued expenses increased $1,642,000 during 1997. Improved asset management enabled the Company to reduce accounts receivable and inventory in 1997.

      The average number of days to convert accounts receivable to cash was 66 days in 1997 compared to 76 days in 1996 and 84 days in 1995. The average number of days to convert inventory into accounts receivable was 88 in 1997 compared to 114 days in 1996 and 126 days in 1995.

      Net cash (used in) provided by investing activities was ($3,955,000), ($2,128,000), and $8,943,000 in 1997, 1996 and 1995, respectively. Capital expenditures were $3,000,000, $2,081,000 and $370,000 in 1997, 1996 and 1995,
respectively. Funds used in 1997 to acquire a Canadian company were $783,000. The 1995 proceeds from the sale of Colortronic (and related patents and patent applications) and the Brazilian and Hasler France businesses were $9,000,000 and $320,000, respectively. The Company has no outstanding material commitments for capital improvements, but does expect to make normal capital expenditures to maintain and enhance its operations.

      Cash used in financing activities in 1997, 1996 and 1995, which was primarily used for the reduction of debt, was obtained from the strong cash flow provided by operations as well as in 1995 from the proceeds of the disposition of the Discontinued Businesses. Cash and short-term investments increased to $5,154,000 at the end of fiscal 1997 from $3,079,000 a year earlier.

      Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused translation adjustment decreases in shareholders' equity of $560,000 and $393,000 in 1997 and 1996, respectively, following an increase of $78,000 in 1995.

OTHER MATTERS

      The Company is completing an evaluation of the possible effects of the "Year 2000" issue on its business. The Company does not believe that this issue will have a material adverse effect on the Company.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not Applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this annual report on Form 10-K beginning on page F-1.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

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

            3.    Exhibits. (see (c) below).

      (b)   Reports on Form 8-K.

            The Company did not file a report on Form 8-K during the quarter ended January 3, 1998.

      (c)   Exhibits.

            The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

2.1 Share Purchase Agreement, dated as of June 23, 1995, by and among K-Tron Holding AG, K-Tron Deutschland GmbH and Dr. Dolemeyer GmbH (Filed as
        Exhibit 2.1 to the Company's report on Form 8-K dated June 23, 1995 and incorporated herein by reference)

3.1 Restated Certificate of Incorporation (Filed as Exhibit 3.1 to the Company's annual report on Form 10-K for the year ended January 4, 1992 ("1991 Form 10-K") and incorporated herein by reference)

3.2 By-Laws, as amended (Filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended January 1, 1994 ("1993 Form 10-K") and incorporated herein by reference)

4.1 Form of Certificate for Shares of Common Stock (Filed as Exhibit 4.1 to the 1993 Form 10-K and incorporated herein by reference)

4.2 Rights Agreement dated as of October 3, 1991 with First Interstate Bank of Arizona, N.A., as Rights Agent (Filed as Exhibit 1 to the Company's report on Form 8-K dated October 3, 1991 and incorporated herein by reference)

10.1 Forbearance Agreement by and among Swiss Bank Corp. Aarau, Credit Suisse Aarau, Swiss Volksbank, Union Bank of Switzerland, Banque Cantonale Neuchateloise, CS Immobilien Leasing Ltd., K-Tron (Switzerland) Ltd., K-Tron Vertech Ltd., K-Tron Patent Ltd., K-Tron Asia Pacific Pte Ltd, K-Tron International Inc. and K-Tron Investment Co. (Filed as Exhibit
        10.1.6 to the Company's annual report on Form 10-K for the year ended December 30, 1995 and incorporated herein by reference)

10.2 Amendment 1 to Forbearance Agreement by and among Swiss Bank Corp. Aarau, Credit Suisse, Swiss Volksbank, Union Bank of Switzerland, Banque Cantonale Neuchateloise, CS Immobilien Leasing Ltd., K-Tron (Switzerland) Ltd., K-Tron Asia Pacific Pte Ltd, K-Tron International Inc. and K-Tron Investment Co.(Filed as Exhibit 10.1.7 to the Company's annual report on Form 10-K for the year ended December 28, 1996 ("1996 Form 10-K") and incorporated herein by reference)

10.3 Amendment 2 to Forbearance Agreement by and among Swiss Bank Corp. Aarau, Credit Suisse, Swiss Volksbank, Union Bank of Switzerland, Banque Cantonale Neuchateloise, CS Immobilien Leasing Ltd., K-Tron (Switzerland) Ltd., K-Tron Asia Pacific Pte Ltd, K-Tron International Inc. and K-Tron Investment Co. (Filed as Exhibit 10.1.8 to the 1996 Form 10-K and incorporated herein by reference)

10.4 1986 Stock Option Plan, as amended and restated (Filed as Exhibit 10.2.1 to the 1991 Form 10-K and incorporated herein by reference)**

10.5    1988 Stock Option Plan for Non-Employee Directors (Filed as Exhibit
        10.2.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988 ("1988 Form 10-K") and incorporated herein by reference)**

10.6 K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-K for the fiscal quarter ended September 28, 1996 ("September 1996 Form 10-Q") and incorporated herein by reference)**

10.7 K-Tron International, Inc. Amended and Restated Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the September 1996 Form 10-Q and incorporated herein by reference)**

10.8 K-Tron International, Inc. Profit-Sharing and Thrift Plan, as amended and restated (Filed as Exhibit 10.2.5 to the Company's annual report on Form 10-K for the year ended December 30, 1989 and incorporated herein by reference)**

10.9 Amendment No. 1992-1 to K-Tron International, Inc. Profit-Sharing and Thrift Plan (Filed as Exhibit 10.2.6 to the 1991 Form 10-K and incorporated herein by reference)**

10.10 Amendment No. 1996-1 to K-Tron International, Inc. Profit-Sharing and Thrift Plan (Filed as Exhibit 10.2.7 to the 1996 Form 10-K and incorporated herein by reference)**

10.11 K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.12 Form of Employment Agreement with certain employees of the Company listed on Schedule 10.12, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution* **

10.13 Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 27, 1997 and incorporated herein by reference)**

10.14   Indemnification Agreement with Leo C. Beebe, dated March 23, 1987, and
        Schedule 10.2.9 listing other indemnification agreements which are identical in all material respects except for the director or officer who is a party thereto (Filed as Exhibit 10.2.9 to the Company's annual report on Form 10-K for the year ended January 2, 1988 and incorporated herein by reference)**

10.15 Schedule 10.2.11 listing other indemnification agreements which are dated November 18, 1988 and are identical in all material respects to the Indemnification Agreement set forth in Exhibit 10.2.12 except for the director or officer who is a party thereto (Filed as Exhibit 10.2.11 to the 1988 Form 10-K and incorporated herein by reference)**

10.16 Schedule 10.2.16 listing other indemnification agreements which are dated September 20, 1993, November 12, 1993 and January 14, 1994 and are identical in all material respects to the Indemnification Agreement set forth in Exhibit 10.14 except for the director or officer who is a party thereto (Filed as Exhibit 10.2.16 to the 1993 Form 10-K and incorporated herein by reference)**

10.17 Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA, with limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.1(b) to the Company's report on Form 8-K dated October 30, 1990 and incorporated herein by reference)

10.18 Amendment, dated January 25, 1991, to Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA and to the related limited guaranty of K-Tron Soder AG (Filed as Exhibit
        10.3.3 to the Company's annual report on Form 10-K for the year ended December 29, 1990 and incorporated herein by reference)

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

                           K-TRON INTERNATIONAL, INC.


Date:  March 13, 1998                     By   /s/ Edward B. Cloues, II
                                             --------------------------
                                                Edward B. Cloues, II
                                                Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Each person in so signing also makes, constitutes and appoints Edward B. Cloues, II, Chairman and Chief Executive Officer of K-Tron International, Inc., and Robert L. Weinberg, Senior Executive Vice President, Chief Financial Officer and Treasurer of K-Tron International, Inc., and each of them acting alone, as his true and lawful attorneys-in-fact, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


Signature                       Date               Capacity
---------                       ----               --------
/s/ Edward B. Cloues, II        March 13, 1998     Chief Executive Officer
--------------------------                         (principal executive officer) and
     Edward B. Cloues, II                          Chairman of the Board of
                                                   Directors


/s/ Robert L. Weinberg          March 6, 1998      Senior Executive Vice President,
--------------------------                         Chief Financial Officer and
     Robert L. Weinberg                            Treasurer (principal financial
                                                   officer)


/s/ Alan R. Sukoneck            March 13, 1998     Vice President, Chief
------------------------------                     Accounting and Tax Officer
     Alan R. Sukoneck                              (principal accounting officer)


Signature                                Date               Capacity
---------                                ----               --------

/s/ Leo C. Beebe                         March 13, 1998     Director
-----------------------------
     Leo C. Beebe

-----------------------------                               Director
     Norman Cohen

/s/ Richard J. Pinola                    March 13, 1998     Director
-----------------------------
     Richard J. Pinola

/s/ Hans-Jurg Schurmann                  March 13, 1998     Director
-----------------------------
     Hans-Jurg Schurmann

/s/ Jean Head Sisco                      March 13, 1998     Director
----------------------------
     Jean Head Sisco

/s/ Johannes Wirth                       March 13, 1998     Director
----------------------------
     Johannes Wirth

                     K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF JANUARY 3, 1998
                     TOGETHER WITH AUDITORS' REPORT

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES



        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                              F-2

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES:

  Consolidated Balance Sheets -- January 3, 1998 and December 28, 1996                F-3

  Consolidated Statements of Operations for the Fiscal Year Ended
    January 3, 1998, December 28, 1996, and December 30, 1995                         F-5

  Consolidated Statements of Changes in Shareholders' Equity for the Fiscal
    Year Ended January 3, 1998, December 28, 1996 and December 30, 1995               F-6

  Consolidated Statements of Cash Flows for the Fiscal Year Ended
    January 3, 1998, December 28, 1996 and December 30, 1995                          F-7

  Notes to Consolidated Financial Statements                                          F-9

  Schedule I--Condensed Financial Information of Registrant                           S-1

  Schedule II--Valuation Reserves                                                     S-5

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To K-Tron International, Inc.:

We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. (a New Jersey corporation) and subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 3, 1998. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-Tron International, Inc. and subsidiaries as of January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements as of January 3, 1998 and December 28, 1996, and for each of the three years in the period ended January 3, 1998, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                        Arthur Andersen LLP



Philadelphia, Pa.,
    February 10, 1998

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                     ASSETS



                                                                          January 3,       December 28,
                                                                             1998              1996
                                                                      -----------------  -----------------
 CURRENT ASSETS:
    Cash and cash equivalents                                            $     5,154       $       3,079
    Accounts receivable (less allowance for doubtful
       accounts of $1,119 and $1,037)                                         15,336              16,336
    Inventories                                                               10,010              13,258
    Deferred income taxes                                                        950                 641
    Prepaid expenses and other current assets                                  1,196               1,353
                                                                         -----------       -------------
                  Total current assets                                        32,646              34,667

 PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation of $24,588 and $27,023                           15,437              15,624
 PATENTS, net of accumulated amortization of $2,997
    and $2,956                                                                   694                 493
 GOODWILL, net
    of accumulated amortization of $3,376 and $3,086                           4,844               4,422
 OTHER ASSETS                                                                    628                 124
                                                                         -----------       -------------
                  Total assets                                           $    54,249       $      55,330
                                                                         ===========       =============





   The accompanying notes are an integral part of these financial statements.

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (dollars in thousands except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                        January 3,        December 28,
                                                                           1998               1996
                                                                      --------------     -------------
CURRENT LIABILITIES:
   Notes payable to banks                                              $    2,088          $     494
   Current portion of long-term debt                                        1,060                367
   Accounts payable                                                         5,426              5,641
   Accrued expenses and other current liabilities                           4,270              3,440
   Accrued payroll                                                          3,869              2,579
   Accrued commissions                                                      2,463              2,407
   Customer advances                                                        1,627              2,318
   Accrued warranty                                                           912                826
   Income taxes payable                                                     1,508              1,226
   Deferred income taxes                                                     --                    7
                                                                       ----------          ---------
                 Total current liabilities                                 23,223             19,305
                                                                       ----------          ---------
LONG-TERM DEBT, net of current portion                                     10,619             20,807
                                                                       ----------          ---------
DEFERRED INCOME TAXES                                                         431                459
                                                                       ----------          ---------
OTHER NONCURRENT LIABILITIES                                                1,084              1,565
                                                                       ----------          ---------
COMMITMENTS AND CONTINGENCIES (Note 12)

SERIES A JUNIOR PARTICIPATING PREFERRED
   SHARES, $.01 par value, 50,000 shares authorized;
   none issued                                                              --                 --
                                                                       ----------          ---------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 950,000 shares
      authorized; none issued                                               --                 --
   Common stock, $.01 par value; 15,000,000 shares
      authorized; 4,271,300 and 4,200,328 shares issued                        43                 42
   Paid-in capital                                                         14,833             14,120
   Retained earnings                                                       15,246              9,802
   Cumulative translation adjustment                                         (766)              (206)
                                                                       ----------          ---------
                                                                           29,356             23,758
   Treasury stock, 1,052,950 and 1,062,950 shares, at cost                (10,464)           (10,564)
                                                                       ----------          ---------
                 Total shareholders' equity                                18,892             13,194
                                                                       ----------          ---------
                 Total liabilities and shareholders' equity            $   54,249          $  55,330
                                                                       ==========          =========

  The accompanying notes are an integral part of these financial statements.

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (dollars in thousands except share data)



                                                                   For the Fiscal Year Ended
                                                          -------------------------------------------
                                                          January 3,     December 28,    December 30,
                                                             1998            1996            1995
                                                          -----------    ------------    ------------
REVENUES                                                  $   87,152       $  89,871      $  110,394

COST OF REVENUES                                              48,121          50,839          67,658
                                                          ----------       ---------      ----------
             Gross profit                                     39,031          39,032          42,736
                                                          ----------       ---------      ----------
OPERATING EXPENSES:
   Selling, general and administrative                        27,821          28,840          34,625
   Research and development                                    2,768           2,316           3,135
   Loss on disposition of businesses                            --              --            11,278
                                                          ----------       ---------      ----------
                                                              30,589          31,156          49,038
                                                          ----------       ---------      ----------
             Operating income (loss)                           8,442           7,876          (6,302)
INTEREST EXPENSE                                               1,133           2,035           4,142
                                                          ----------       ---------      ----------
             Income (loss) before income taxes                 7,309           5,841         (10,444)
INCOME TAX PROVISION (BENEFIT)                                 1,865           1,815          (1,150)
                                                          ----------       ---------      ----------
             Net income (loss)                            $    5,444       $   4,026      $   (9,294)
                                                          ==========       =========      ==========
BASIC EARNINGS (LOSS) PER SHARE                           $     1.72       $    1.29      $    (3.00)
                                                          ==========       =========      ==========
DILUTED EARNINGS (LOSS) PER SHARE                         $     1.69       $    1.28      $    (3.00)
                                                          ==========       =========      ==========



   The accompanying notes are an integral part of these financial statements.

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (dollars in thousands)



                                     Common Stock                               Cumulative        Treasury Stock
                                 --------------------    Paid-in    Retained    Translation   ----------------------
                                  Shares      Amount     Capital    Earnings     Adjustment     Shares       Amount      Total
                                 ---------  --------    ---------   --------   ------------   ----------     -------    --------
BALANCE,
  JANUARY 1, 1995                4,150,887  $      41   $  13,865   $  15,070  $       109     1,062,950    $(10,564)   $  18,521

    Issuance of Common stock        24,698          1         115       --            --             --         --            116

    Net loss                         --         --          --         (9,294)        --             --         --         (9,294)

    Translation adjustments          --         --          --          --              78           --         --             78
                                 ---------  ---------   ---------   ---------  -----------    -----------   --------    ---------

BALANCE,
  DECEMBER 30, 1995              4,175,585         42      13,980       5,776          187     1,062,950     (10,564)       9,421

    Issuance of Common stock        24,743      --            140       --            --             --         --            140

    Net income                       --         --          --          4,026         --             --         --          4,026

    Translation adjustments          --         --          --           --           (393)          --         --           (393)
                                 ---------  ---------   ---------   ---------  -----------    -----------   --------    ---------
BALANCE,
  DECEMBER 28, 1996              4,200,328         42      14,120       9,802         (206)    1,062,950     (10,564)      13,194

    Issuance of Common stock        70,972          1         713       --            --         (10,000)        100          814

    Net income                       --         --          --          5,444         --             --         --          5,444

    Translation adjustments          --         --          --           --           (560)          --         --           (560)
                                 ---------  ---------   ---------   ---------  -----------    -----------   --------    ---------
BALANCE,
  JANUARY 3, 1998                4,271,300  $      43   $  14,833   $  15,246  $      (766)    1,052,950    $(10,464)   $  18,892
                                 =========  =========   =========   =========  ===========    ===========   =========   =========



   The accompanying notes are an integral part of these financial statements.

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)



                                                                        For the Fiscal Year Ended
                                                          ----------------------------------------------------
                                                            January 3,        December 28,       December 30,
                                                               1998               1996               1995
                                                          ---------------   ----------------   ----------------
OPERATING ACTIVITIES:
  Net income (loss)                                          $  5,444          $   4,026         $   (9,294)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities-
      Loss on disposition of businesses                         --                 --                11,278
      Depreciation and amortization                             2,977              3,338              4,844
      Amortization of deferred gain on
         sale/leaseback transaction                              (380)              (447)              (468)
      Deferred income taxes                                      (321)               443             (1,651)
      Changes in assets and liabilities
         excluding effects of dispositions--
           Accounts receivable, net                               250              3,266              1,802
           Inventories                                          2,991              4,101              1,353
           Prepaid expenses and other
               current assets                                      88                 20               (678)
           Other assets                                          (532)                52                739
           Accounts payable                                      (286)            (3,027)                (5)
           Accrued expenses and other
               current liabilities                              1,928              1,598             (2,317)
           Accrued warranty                                       112                 18                201
           Income taxes                                           323                581                307
                                                             --------          ---------         ----------
               Net cash provided by
                 operating activities                          12,594             13,969              6,111
                                                             --------          ---------         ----------
INVESTING ACTIVITIES:
  Business acquired                                              (783)             --                 --
  Proceeds from disposition of businesses                       --                 --                 9,320
  Capital expenditures                                         (3,000)            (2,081)              (370)
  Investment in patents                                          (172)               (47)                (7)
                                                             --------          ---------         ----------
               Net cash (used in) provided by
                investing activities                           (3,955)            (2,128)             8,943
                                                             --------          ---------         ----------


                                  (continued)

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                  (continued)



                                                                        For the Fiscal Year Ended
                                                         ---------------------------------------------------
                                                            January 3,     December 28,       December 30,
                                                               1998              1996             1995
                                                         --------------    --------------   ----------------
FINANCING ACTIVITIES:
  Net repayments under notes payable to banks            $    (6,925)      $    (17,684)    $    (12,224)
  Proceeds from issuance of long-term debt                       689              6,037            --
  Principal payments on long-term debt                          (867)              (299)          (1,013)
  Proceeds from issuance of Common stock                         814                140              116
                                                         -----------       ------------     ------------
               Net cash used in
                   financing activities                       (6,289)           (11,806)         (13,121)
                                                         -----------       ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                   (275)              (195)             220
                                                         -----------       ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           2,075               (160)           2,153

CASH AND CASH EQUIVALENTS:
  Beginning of year                                            3,079              3,239            1,086
                                                          ----------       ------------     ------------
  End of year                                             $    5,154       $      3,079     $      3,239
                                                          ==========       ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for-
      Interest                                            $    1,182       $      1,928     $      3,597
                                                          ==========       ============     ============
      Income taxes                                        $    1,951       $        699     $        345
                                                          ==========       ============     ============


   The accompanying notes are an integral part of these financial statements.

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FISCAL YEAR ENDED JANUARY 3, 1998



1. NATURE OF OPERATIONS:

K-Tron International, Inc. and its subsidiaries (the "Company") design, produce, market, and sell gravimetric and volumetric feeders and related equipment for the handling of bulk solids in a wide variety of manufacturing processes. The Company has manufacturing facilities in the United States, Switzerland and Canada, and its equipment is sold throughout the world.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company's fiscal year is reported on a fifty-two/fifty-three week period. The fiscal year ended January 3, 1998 (referred to herein as "1997") includes fifty-three weeks, while the fiscal year ended December 28, 1996 (referred to herein as "1996") and December 30, 1995 (referred to herein as "1995") each include fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents represent all highly liquid, interest-bearing investments purchased with maturities of three months or less.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) method or market.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and is depreciated and amortized on a straight-line basis over the following estimated useful lives: buildings and improvements, 25 to 50 years; automotive equipment, 3 years; machinery and equipment, 3 to 10 years; and furniture and fixtures, 5 to 7 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of such assets or the remaining term of the applicable lease.

Patents

Patents are stated at cost less accumulated amortization. The costs of patents are amortized on a straight-line basis over the remaining economic life of the respective asset, but in no event longer than the remaining legal life.

Goodwill

Excess of cost over net assets acquired is being amortized on a straight-line basis over 15 years. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of this asset may warrant revision or that the remaining balance may not be recoverable.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for differences between amounts shown for financial reporting purposes and those included with tax return filings that will reverse in future periods. Additionally, the effects of income taxes are measured based upon enacted tax laws and rates.

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at current rates of exchange. Revenues and expenses are translated at average rates prevailing during the year. The Company incurred a foreign currency transaction gain of approximately $177,000 in 1997 and losses amounting to $96,000 and $1,589,000 for 1996 and 1995, respectively. Translation gains and losses are recorded as a separate component of shareholders' equity.

Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivables and payables, and other current assets and liabilities approximates their fair value, based on the short-term nature of these instruments. The carrying amount of the Company's long-term debt and notes payable approximates their fair value. The fair value is estimated based on the current rates offered to the Company for debt and notes payable of the same remaining maturities.

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

The following unaudited pro forma consolidated statement of operations for 1995 illustrates the estimated effect of the dispositions and the application of the net proceeds, and the discontinuance of the other Colortronic brand business, as if the transactions were consummated as of the beginning of 1995 (in thousands except per-share data):


             Revenues                                $         89,640
             Cost of revenues                                  52,819
                                                     ----------------
               Gross profit                                    36,821
             Operating expenses                                31,236
                                                     ----------------
               Operating income                                 5,585
             Interest expense                                   2,868
                                                     ----------------
               Income before taxes                              2,717
             Income taxes                                       1,309
                                                     ----------------
               Net income                            $          1,408
                                                     ================
             Basic earnings per share                $            .45
                                                     ================
             Diluted earnings per share              $            .45
                                                     ================

Pro forma adjustments include only the effects of events directly attributable to the transactions and are expected to have a continuing impact. The above unaudited pro forma financial information is not necessarily indicative of the results that would actually have been obtained if the transactions had been effected at the beginning of 1995 or that may be obtained in the future.

4. INVENTORIES:

Inventories consist of the following:

                                            January 3,     December 28,
                                              1998             1996
                                            --------       -----------
                                                 (in thousands)
            Components                      $   7,926       $  10,608
            Work-in-process                     1,796           1,773
            Finished goods                        288             877
                                            ---------       ---------
                                            $  10,010       $  13,258
                                            =========       =========

5. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                               January 3,   December 28,
                                                  1998          1996
                                               ----------   ------------
                                                   (in thousands)
            Land                               $   1,163    $    1,234
            Buildings and improvements            16,736        17,130
            Automotive equipment                     592           739
            Machinery and equipment               11,282        11,799
            Furniture and fixtures                10,252        11,745
                                               ---------    ----------
                                                  40,025        42,647
            Less- Accumulated depreciation
               and amortization                  (24,588)      (27,023)
                                               ---------    ----------
                                               $  15,437    $   15,624
                                               =========    ==========

Depreciation of property, plant and equipment for 1997, 1996 and 1995 was $2,457,000, $2,467,000 and $3,521,000, respectively.

6. NOTES PAYABLE TO BANKS AND LONG-TERM DEBT:

Prior to 1996, all debt was subject to U.S. and non-U.S. forbearance agreements which arose as a result of the significant losses in prior years. During 1996 and early 1997, the Company replaced all of the U.S. lenders and successfully negotiated financing arrangements with the non-U.S. lenders. The U.S. forbearance agreement was terminated in 1996, and in early 1997 the non-U.S. forbearance agreement was amended and extended to March 31, 1999.

In June 1996, the Company's U.S. manufacturing subsidiary obtained a 20-year mortgage for $2.7 million at an interest rate of 9%. Monthly principal and interest payments are $24,293 and are due through June 2001. The bank has the right to review and adjust the terms of the mortgage every five years.

Also in June 1996, the U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with a lender that provides for a maximum borrowing of $5.7 million, subject to certain maximum borrowing limitations based upon inventory and receivable levels. The interest rate as of January 3, 1998 was 10.0%. As of January 3, 1998, there were no outstanding borrowings under the agreement and $5,449,000 was available for borrowing.

Under the terms of the U.S. mortgage and revolving credit facilities, $10,529,000 of receivables and inventory and $3,358,000 of fixed assets are pledged as collateral. In addition, $5,075,000 of accounts receivable are pledged as collateral under the non-U.S. lines of credit and $6,635,000 of fixed assets are pledged as collateral under the non-U.S. mortgages.

At January 3, 1998, the Company's Swiss subsidiary had $2,083,000 borrowed under short-term lines of credit with its Swiss bank lenders and $11,180,000 was available for future borrowing. The interest rates, including a 2% premium (discussed below), on these lines of credit ranged from 5.5% to 9.0%. As part of the extension of the agreement with the non-U.S. lenders, the interest rates on these short-term lines of credit and non-U.S. mortgages were adjusted to market plus 2%, effective April 1, 1997. The 2% interest rate premium will terminate on April 1, 1998 since the Company's Swiss subsidiary had achieved a
1.5 to 1.0 debt-to-equity ratio as of January 3, 1998 as stipulated in the forbearance agreement. Moreover, the Swiss lenders to the Company have agreed in principle that the non-U.S. forbearance agreement will also terminate on April 1, 1998.

In addition to the short-term lines of credit, the Company's Swiss subsidiary had mortgage borrowings of $6,638,000 with maturities through 1999 from its Swiss bank lenders. These mortgages carried interest rates of 5.63% and 7.25%, including the 2% premium referred to above.

Long-term debt consists of the following:

                                                                          January 3,         December 28,
                                                                             1998                1996
                                                                        --------------     ---------------
                                                                                  (in thousands)
         Non-U.S. long-term lines of credit                               $    --            $      8,999
         U.S. mortgage, interest at 9.0% per annum                             2,632                2,680
         Non-U.S. mortgages, interest at market rates (5.5% to 7.25%
            at January 3, 1998 and 3.6% to 8.25% at December 28,
            1996) payable annually                                             7,934                8,781
         Other                                                                 1,113                  714
                                                                          ----------         ------------
                                                                              11,679               21,174
         Less-  Current portion                                               (1,060)                (367)
                                                                          ----------         ------------
                                                                          $   10,619         $     20,807
                                                                          ==========         ============

Future annual payments required on long-term debt are as follows (in thousands):

                 Fiscal Year                      Amount
                 -----------                      ------
                 1998                            $   1,060
                 1999                                6,792
                 2000                                   98
                 2001                                   80
                 2002                                   86
                 Thereafter                          3,563
                                                 ---------
                                                 $  11,679
                                                 =========

7. EMPLOYEE BENEFIT PLANS:

The Company has a profit-sharing and thrift plan for all domestic employees who have worked for the Company for at least one year and who are employed at the end of the year. All Company contributions to the plan are at the discretion of the Board of Directors. The Company's profit-sharing contribution vests over a seven-year period. In addition, employees may voluntarily participate in the thrift plan and authorize payroll deductions ranging from 1% to 15% of their compensation. Related matching Company contributions are vested immediately. In 1997, 1996, and 1995, the Board of Directors authorized matching contributions of up to 6% of participants' compensation. The Board of Directors did not authorize any 1997, 1996, or 1995 contribution to the profit-sharing portion of the plan.

Substantially all foreign employees participate in defined contribution group pension plans. Contributions are paid by the employee and employer at percentages that vary according to age and other factors.

The expense associated with the domestic profit-sharing and thrift plan for 1997, 1996, and 1995 was $355,000, $269,000 and $225,000, respectively. The foreign pension expense for 1997, 1996, and 1995 was $1,066,000, $1,122,000 and
$1,402,000, respectively.

In 1995, the Colortronic GmbH employees participated in an unfunded defined benefit plan. The net periodic pension cost for the unfunded defined benefit plan was $177,000 for 1995. (See Note 3 for further discussion on the Colortronic disposition).

In June 1981, the Company adopted an employee stock purchase plan under which eligible employees of the Company may elect to participate through payroll deductions for up to 10% of their gross compensation, but not to exceed $25,000. Such deductions are used to purchase Common stock of the Company at a price equal to 85% of the market value. Under this plan, the Company issued 17,468 shares of Common stock with an average price of $10.72 in 1997, 24,743 shares of Common stock at an average price of $5.67 in 1996 and 24,698 shares of Common stock at an average price of $4.68 in 1995.

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

The Board of Directors has not determined the rights on the remaining 950,000 shares of the authorized Preferred stock as of January 3, 1998.

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

The Company's 1986 Stock Option Plan, as amended (the "1986 plan"), expired in January 1996, but option grants under the 1986 plan remain outstanding under the 1996 plan. Key employees of and consultants to the Company could be granted options to purchase shares of the Company's Common stock. These options could be either incentive stock options or nonqualified stock options. The Stock Option Committee (the "Committee") under the 1986 plan determined the term of each option, but no option could be exercisable more than 10 years from the date the option is granted. The Committee also determined the option exercise price per share. With respect to incentive stock options, the exercise price must at least equal the fair market value of a share of Common stock as of the date the option is granted.

In 1996, the Company replaced the 1986 plan with the 1996 Equity Compensation Plan, as amended (the "1996 plan") with features similar to the 1986 plan, except that the maximum number of shares that may be issued is 450,000. The 1996 plan is administered by a committee selected by the Board of Directors.

A summary of the Company's stock option activity for its stock option plans for the three fiscal years ended January 3, 1998, is as follows:

                                                                      Options
                                                    ---------------------------------------------
                                                                        Average
                                        Shares                           Price
                                       Reserved      Outstanding       Per Share       Available
                                     ------------    -----------      ------------    -----------
   BALANCE,
      JANUARY 1, 1995                     553,315        287,543       $     --          265,772
          Granted                           --            74,000             6.25        (74,000)
          Canceled                          --          (107,859)           10.50        107,859
                                     ------------    -----------                      ----------
   BALANCE,
      DECEMBER 30, 1995                   553,315        253,684                         299,631
          Granted                           --
          Canceled                         (5,000)        (5,000)            8.45         --
          1996 Plan Adoption              450,000           --               --          450,000
          1986 Plan
            Expiration                   (249,631)          --               --         (249,631)
                                     ------------    -----------                      ----------
   BALANCE,
      DECEMBER 28, 1996                   748,684        248,684                         500,000
          Granted                                        100,000            14.00       (100,000)
          Canceled                         (1,500)        (1,500)            8.00         --
          Exercised                       (56,150)       (56,150)            9.37         --
                                     ------------    -----------                      ----------
   BALANCE,
      JANUARY 3, 1998                     691,034        291,034                         400,000
                                     ============    ===========                      ==========

As of January 3, 1998, 40 employees held options under the 1986 plan for an aggregate of 152,134 shares at exercise prices from $6.25 to $14.00 with a weighted average option price of $8.66. These options expire in varying amounts through the year 2005. As of January 3, 1998, one employee held options under the 1996 plan for an aggregate of 100,000 shares at an exercise price of $14.00. The options expire in 2007. As of January 3, 1998, under the 1988 nonemployee directors' plan, four directors held options for an aggregate of 38,900 shares at exercise prices from $9.25 to $11.00 with a weighted average option price of $10.39. These options expire in varying amounts through the year 2004.

Pro Forma Information

SFAS No. 123 requires the Company to disclose pro forma net income and pro forma earnings per share amounts as if compensation expense were recognized for options granted after fiscal year 1994. Using this approach, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table:

                                                               1997                   1996
                                                           ------------           ------------
                                                              (millions, except per share)
           Net income - as reported                          $  5,444              $  4,026
           Net income - pro forma                               5,256                 3,947
           Basic earnings per share - as reported                1.72                  1.29
           Basic earnings per share - pro forma                  1.66                  1.27
           Diluted earnings per share - as reported              1.69                  1.28
           Diluted earnings per share - pro forma                1.63                  1.26


This pro forma impact may not be representative of the effects for future years and is likely to increase as additional options are granted and amortized over the vesting period.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 43.60% and 41.60%; risk-free interest rate of 6.02% and 6.06%; and expected life of 6 years in 1997 and 1996, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility.

9. SHAREHOLDER RIGHTS PLAN:

The Company has a Shareholder Rights Plan (the "Rights Agreement") which was adopted by the Board of Directors on October 3, 1991. The Rights Agreement provides that each share of the Company's Common stock outstanding as of October 14, 1991 has associated with it one right (a "Right") to purchase one one-hundredth of a share of the Series A Preferred Shares at an exercise price of $40 per share. Such exercise price is subject to adjustment as described in the Rights Agreement.

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

10. INCOME TAXES:

Following are the domestic and foreign components of the income (loss) before income taxes:

                                                                 Fiscal Year Ended
                                               ---------------------------------------------------
                                                 January 3,       December 28,       December 30,
                                                    1998              1996               1995
                                               --------------    ---------------    --------------
                                                                 (in thousands)
       United States                             $     2,387      $      2,648       $       756
       Foreign                                         4,922             3,193           (11,200)
                                                 -----------      ------------       -----------
         Income (loss) before income taxes       $     7,309      $      5,841       $   (10,444)
                                                 ===========      ============       ============

The income tax provision (benefit) consists of the following:

                                                                   Fiscal Year Ended
                                                 ----------------------------------------------------
                                                    January 3,        December 28,      December 30,
                                                       1998               1996              1995
                                                  -------------     ---------------    --------------
                                                                    (in thousands)
       Current:
         Federal                                   $    2,061         $     1,056        $       501
         Foreign                                          125                 316              --
                                                   ----------         -----------        -----------
              Total current                             2,186               1,372                501
                                                   ----------         -----------        -----------
       Deferred:
         Federal and State                               (325)               (141)              (106)
         Foreign                                            4                  (8)              (526)
         Benefit of foreign net operating
            loss carryforwards                          --                    592             (1,019)
                                                   ----------         -----------        -----------
              Total deferred                             (321)                443             (1,651)
                                                   ----------         -----------        -----------
       Total income tax provision (benefit)        $    1,865         $     1,815        $    (1,150)
                                                   ==========         ===========        ===========

Significant components of the deferred tax accounts at January 3, 1998 and December 28, 1996, are as follows:

                                                     January 3,        December 28,
                                                        1998               1996
                                                    ------------       ------------
                                                             (in thousands)
        Deferred tax assets:
          Depreciation                                 $   172           $     101
          Accrued liabilities                              672                 541
          Net operating loss carryforwards               2,790               5,448
          Inventory basis differences                      291                 281
          Other                                            177                  93
                                                       -------           ---------
                                                         4,102               6,464
          Valuation allowance                           (2,993)             (5,676)
                                                       -------           ---------
              Total assets                               1,109                 788
                                                       -------           ---------
        Deferred tax liabilities:
          Depreciation                                    (210)               (301)
          Other                                           (380)               (312)
                                                       -------           ---------
              Total liabilities                           (590)               (613)
                                                       -------           ---------
        Net deferred asset                             $   519           $     175
                                                       =======           =========


Foreign and U.S. state operating loss carryforwards as of January 3, 1998 were $9.4 million and $3.2 million, respectively. Of the $9.4 million of foreign losses, $7.9 million are available to offset future income through 2003. The balance of $1.5 million has an unlimited carryforward period. U.S. state operating losses are available through 2004.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for all foreign and state net operating loss carryforwards generated from losses prior to 1995 and certain other deferred tax assets for which realization is dependent on future taxable earnings.

At January 3, 1998, retained earnings include $9.4 million of undistributed net income of foreign subsidiaries. Management considers such income to have been permanently invested and, therefore, no federal income taxes have been provided for these items.

A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:

                                                                    Fiscal Year Ended
                                                   -----------------------------------------------------
                                                      January 3,       December 28,       December 30,
                                                         1998              1996               1995
                                                   --------------    ----------------   ----------------
                                                                       (in thousands)
      Income tax provision (benefit) on income
        (loss) before income tax at statutory
        federal income tax rates                     $    2,485         $     1,986         $   (3,551)
      Foreign tax rate differential                        (237)                 80                918
      State tax, net of federal benefit                     133                  28                (27)
      Goodwill amortization and other permanent
        differences                                         708                 325                175
      Change in valuation allowance                      (1,307)               (640)             1,345
      Other                                                  83                  36                (10)
                                                    -----------         -----------         ----------

      Income tax provision (benefit)                $     1,865         $     1,815         $   (1,150)
                                                    ===========         ===========         ==========


11. EARNINGS (LOSS) PER SHARE:

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires that the Company report Basic and Diluted Earnings Per Share. Basic Earnings Per Share represents net income less preferred dividends divided by the weighted average common shares outstanding. Diluted Earnings Per Share is calculated similarly, except that the denominator includes weighted average common shares outstanding plus the dilutive effect of options, warrants, convertible securities and other instruments with dilutive effects if exercised.

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                                           For the Fiscal Year Ended January 3, 1998
                                               ------------------------------------------------------------
                                                  Income Available
                                                     To Common                                 Per Share
                                                    Shareholders            Shares              Amount
                                               ----------------------  ----------------     ---------------
 Basic       Net Income                           $      5,444,000            3,162,000         $  1.72
                                                  ----------------     ----------------         -------

             Common Share Equivalent of
               Options Issued                                --                  65,000           ( .03)
                                                  ----------------     ----------------         -------

 Diluted                                          $      5,444,000            3,227,000         $  1.69
                                                  ================     ================         =======


                                                       For the Fiscal Year Ended December 28, 1996
                                                 ---------------------------------------------------------
 Basic       Net Income                           $      4,026,000            3,120,000          $  1.29
                                                  ----------------      ---------------          -------

             Common Share Equivalent of
               Options Issued                                --                  16,000            ( .01)
                                                  ----------------      ---------------          -------

 Diluted                                          $      4,026,000            3,136,000          $  1.28
                                                  ================      ===============          =======

                                                        For the Fiscal Year Ended December 30, 1995
                                                 ---------------------------------------------------------
 Basic       Net Income                           $     (9,294,000)           3,096,000          $  (3.00)
                                                  ----------------       --------------          --------

             Common Share Equivalent of
               Options Issued                                --                   --                  --
                                                  ----------------       --------------          --------

 Diluted                                          $     (9,294,000)           3,096,000          $  (3.00)
                                                  ================       ==============          ========


Earnings (loss) per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

12. COMMITMENTS AND CONTINGENCIES:

The Company leases certain office and plant facilities and equipment under noncancelable leases. These leases expire in periods ranging from one to five years and, in certain instances, provide for purchase options.

Immediately prior to the acquisition of Hasler in 1990, the Company's large heavy duty feeder division, the acquired company entered into a sale/leaseback agreement on its real property in Switzerland. The net proceeds of this transaction were distributed to the seller as a dividend. The gain from this transaction has been classified as Other Noncurrent Liabilities in the Company's consolidated balance sheets. This deferred gain is being amortized over the life of the resulting operating lease (10 years). Amortization of the deferred gain for 1997, 1996 and 1995 was $380,000, $447,000 and $468,000,
respectively.

As of January 3, 1998, future minimum payments under operating leases having noncancelable terms in excess of one year are summarized below:

                                            Operating
                                              Leases
                                         ----------------
                                          (in thousands)
                1998                         $     847
                1999                               659
                2000                               417
                2001                                28
                2002                                77
                                             ---------
                                             $   2,028
                                             =========

Rent expense for 1997, 1996 and 1995 was $647,000, $1,129,000 and $1,719,000,
respectively.

The Company has employment contracts with eight executives. Generally, these contracts may be terminated by the Company on one year's advance notice. Under the agreements, each individual is guaranteed minimum compensation over the contract period. As of January 3, 1998, the estimated future obligation under these contracts is $1,282,000 (1998), $380,000 (1999) and $380,000 (2000).

13. GEOGRAPHIC AREA INFORMATION:

The Company is engaged in one business segment, the development, manufacturing and marketing of gravimetric and volumetric feeders and related equipment.


                                                   United         Western        Elimi-        Consoli-
                                                   States          Europe        nations         dated
                                                -------------    -----------   -----------   -------------
                                                                      (in thousands)
   FISCAL YEAR ENDED
     JANUARY 3, 1998:
       Revenues-
         Sales to unaffiliated customers        $      35,507    $   51,645    $    --       $     87,152
         Sales to affiliates                            1,976         1,931        (3,907)          --
                                                -------------    ----------    ----------    -------------
                    Total sales                 $      37,483    $   53,576    $   (3,907)   $     87,152
                                                =============    ==========    ==========    ============
       Operating income                         $       3,040    $    5,607    $     (205)   $      8,442
                                                =============    ==========    ==========
       Interest expense                                                                             1,133
                                                                                             ------------
       Income before income taxes                                                            $      7,309
                                                                                             ============
                    Total assets                $      21,276    $   32,973    $    --       $     54,249
                                                =============    ==========    ===========   ============
   FISCAL YEAR ENDED
     DECEMBER 28, 1996:
       Revenues-
         Sales to unaffiliated customers        $      34,123    $   55,748    $    --       $     89,871
         Sales to affiliates                            4,204         2,995        (7,199)          --
                                                -------------    ----------    ----------    ------------
                    Total sales                 $      38,327    $   58,743    $   (7,199)   $     89,871
                                                =============    ==========    ==========    ============
       Operating income                         $       3,297    $    4,485    $       94    $      7,876
                                                =============    ==========    ==========
       Interest expense                                                                            (2,035)
                                                                                             ------------
       Income before income taxes                                                            $      5,841
                                                                                             ============
                    Total assets                $      17,863    $   37,467    $    --       $     55,330
                                                =============    ==========    ==========    ============
   FISCAL YEAR ENDED
     DECEMBER 30, 1995:
       Revenues-
         Sales to unaffiliated customers        $      32,156    $   78,238    $    --       $    110,394
         Sales to affiliates                            3,445         4,034        (7,479)          --
                                                -------------    ----------    ----------    ------------
                    Total sales                 $      35,601    $   82,272    $   (7,479)   $    110,394
                                                =============    ==========    ==========    ============
       Operating income (loss)                  $       2,014    $   (8,282)   $      (34)   $     (6,302)
                                                =============    ==========    ==========
       Interest expense                                                                            (4,142)
                                                                                             ------------
       Loss before income taxes                                                              $    (10,444)
                                                                                             ============
                    Total assets                $      21,553    $   47,843    $     (100)   $     69,296
                                                =============    ==========    ==========    ============

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULES

                                                                      SCHEDULE I
                           K-TRON INTERNATIONAL, INC

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                    (dollars in thousands except share data)


                                                                          January 3,      December 28,
                                ASSETS                                       1998             1996
                                ------                                  -------------    ---------------
  CURRENT ASSETS:
     Cash and cash equivalents                                           $        1         $        13
     Deferred income taxes                                                      950                 641
     Prepaid expenses and other current assets                                  193                 171
                                                                         ----------         -----------
               Total current assets                                           1,144                 825
  PROPERTY, PLANT AND EQUIPMENT, net                                             45                  44
  INVESTMENT IN SUBSIDIARIES                                                 21,827              14,788
                                                                         ----------         -----------
               Total assets                                              $   23,016         $    15,657
                                                                         ==========         ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
  CURRENT LIABILITIES:
     Accrued expenses and other current liabilities                      $    2,184         $     1,736
     Intercompany payables, net                                               1,713                 473
                                                                         ----------         -----------
               Total current liabilities                                      3,897               2,209
                                                                         ----------         -----------
  DEFERRED INCOME TAXES                                                         227                 254
                                                                         ----------         -----------
  SERIES A JUNIOR PARTICIPATING PREFERRED
     SHARES, $.01 par value, authorized 50,000 shares;
     none issued                                                              --                  --
                                                                         ----------         -----------
  SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value;
        950,000 shares authorized; none issued                                --                  --
     Common stock, $.01 par value;
        15,000,000 shares authorized; 4,271,300 and
        4,200,328 shares issued                                                  43                  42
     Paid-in capital                                                         14,833              14,120
     Retained earnings                                                       15,246               9,802
     Cumulative translation adjustments                                        (766)               (206)
                                                                         ----------         -----------
               Total                                                         29,356              23,758
     Treasury stock, 1,052,950 and 1,062,950 shares, at cost                (10,464)            (10,564)
                                                                         ----------         -----------
               Total shareholders' equity                                    18,892              13,194
                                                                         ----------         -----------
               Total liabilities and shareholders' equity                $   23,016         $    15,657
                                                                         ==========         ===========


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

                          K-TRON INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                    (dollars in thousands except share data)



                                                                              Fiscal Year Ended
                                                          ------------------------------------------------------
                                                             January 3,        December 28,        December 30,
                                                               1998                1996                1995
                                                          ---------------   -----------------   ----------------
REVENUES:
   Management fees                                          $     1,816          $    2,203         $    4,393
   Other income, net                                              --                  --                    10
                                                            -----------          ----------         ----------
             Total revenues                                       1,816               2,203              4,403
                                                            -----------          ----------         ----------
OPERATING EXPENSES:
   Selling, general and administrative                            3,703               3,690              3,385
   Research and development                                         251               --                    95
   Loss on disposition of business                                --                  --                 1,045
                                                            -----------          ----------         ----------
                                                                  3,954               3,690              4,525
                                                            -----------          ----------         ----------
OPERATING (LOSS)                                                 (2,138)             (1,487)              (122)
INTEREST EXPENSE                                                    150                 415                803
                                                            -----------          ----------         ----------
               Loss before income tax benefit and net
                 (income) loss of subsidiaries                   (2,288)             (1,902)              (925)
INCOME TAX BENEFIT                                                 (778)               (647)              (314)
                                                            -----------          ----------         ----------
               Loss before net income (loss)
                 of subsidiaries                                 (1,510)             (1,255)              (611)
EQUITY IN NET INCOME (LOSS)
   OF SUBSIDIARIES                                                6,954               5,281             (8,683)
                                                            -----------          ----------         ----------
               Net income (loss)                            $     5,444          $    4,026         $   (9,294)
                                                            ===========          ==========         ==========
BASIC EARNINGS (LOSS) PER SHARE                             $      1.72          $     1.29         $    (3.00)
                                                            ===========          ==========         ==========
DILUTED EARNINGS (LOSS) PER SHARE                           $      1.69          $     1.28         $    (3.00)
                                                            ===========          ==========         ==========





    The accompanying note is an integral part of these financial statements.

                                                                      SCHEDULE I
                                                                     (Continued)

                           K-TRON INTERNATIONAL, INC.


                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                             (dollars in thousands)


                                                                                   Fiscal Year Ended
                                                               ---------------------------------------------------------
                                                                  January 3,         December 28,        December 30,
                                                                     1998                1996                1995
                                                               ----------------    ----------------    ----------------
  OPERATING ACTIVITIES:
     Net income (loss)                                           $     5,444          $     4,026         $    (9,294)
     Equity in net (income) loss of subsidiaries                      (7,599)              (5,281)              8,683
     Depreciation and amortization                                        31                  151                 129
     Other, primarily working capital changes                          1,330                5,945               6,273
                                                                 -----------          -----------         -----------
                 Net cash (used in) provided by operating
                   activities                                           (794)               4,841               5,791
                                                                 -----------          -----------         -----------
  INVESTING ACTIVITIES:
     Capital expenditures                                                (32)                  (8)                (25)
                                                                 -----------          -----------         -----------
                 Net cash used in investing activities                   (32)                  (8)                (25)
                                                                 -----------          -----------         -----------
  FINANCING ACTIVITIES:
     Net (repayments) borrowings under
        bank agreements                                                --                  (5,005)             (5,845)
     Proceeds from issuance of Common stock                              814                  140                 116
                                                                 -----------          -----------         -----------
                 Net cash provided by (used in) financing
                   activities                                            814               (4,865)             (5,729)
                                                                 -----------          -----------         -----------
                 Net (decrease) increase in cash
                   and cash equivalents                                  (12)                 (32)                 37
  CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                                    13                   45                   8
                                                                 -----------          -----------         -----------
  CASH AND CASH EQUIVALENTS,
     END OF YEAR                                                 $         1          $        13         $        45
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

                                                                      SCHEDULE I
                                                                     (Continued)


                          K-TRON INTERNATIONAL, INC.


                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          NOTE TO FINANCIAL STATEMENTS

                                JANUARY 3, 1998




Note 1: These schedules should be read in conjunction with the Company's consolidated financial statements and notes thereto beginning on page F-3.

                                                                     SCHEDULE II

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                               VALUATION RESERVES



                                         Balance at                       Additions
                                         Beginning                         Charged                               Balance at
                                          of Period       Disposed(2)     to Income      Deductions(1)         End of Period
                                        -------------     ----------      ---------      -------------        ---------------
   Fiscal year ended 1/3/98:
     Allowance for doubtful accounts    $ 1,037,000       $     --        $ 184,000     $     102,000         $    1,119,000

   Fiscal year ended 12/28/96:
     Allowance for doubtful accounts      1,077,000             --          366,000           406,000              1,037,000

   Fiscal year ended 12/30/95:
     Allowance for doubtful accounts      1,523,000        (956,000)        564,000            54,000              1,077,000





(1) Accounts written off less recoveries, net of foreign exchange translation adjustment.

(2)  Reduction due to sale of subsidiaries.

                                EXHIBIT INDEX


Exhibit
Number      Description

2.1 Share Purchase Agreement, dated as of June 23, 1995, by and among K-Tron Holding AG, K-Tron Deutschland GmbH and Dr. Dolemeyer GmbH (Filed as Exhibit 2.1 to the Company's report on Form 8-K dated June 23, 1995 and incorporated herein by reference)

3.1 Restated Certificate of Incorporation (Filed as Exhibit 3.1 to the Company's annual report on Form 10-K for the year ended January 4, 1992 ("1991 Form 10-K") and incorporated herein by reference)

3.2 By-Laws, as amended (Filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended January 1, 1994 ("1993 Form 10-K") and incorporated herein by reference)

4.1         Form of Certificate for Shares of Common Stock (Filed as
            Exhibit 4.1 to the 1993 Form 10-K and incorporated herein by reference)

4.2 Rights Agreement dated as of October 3, 1991 with First Interstate Bank of Arizona, N.A., as Rights Agent (Filed as Exhibit 1 to the Company's report on Form 8-K dated October 3, 1991 and incorporated herein by reference)

10.1 Forbearance Agreement by and among Swiss Bank Corp. Aarau, Credit Suisse Aarau, Swiss Volksbank, Union Bank of Switzerland, Banque Cantonale Neuchateloise, CS Immobilien Leasing Ltd., K-Tron (Switzerland) Ltd., K-Tron Vertech Ltd., K-Tron Patent Ltd., K-Tron Asia Pacific Pte Ltd, K-Tron International Inc. and K-Tron Investment Co. (Filed as Exhibit 10.1.6 to the Company's annual report on Form 10-K for the year ended December 30, 1995 and incorporated herein by reference)

Exhibit
Number      Description

10.2        Amendment 1 to Forbearance Agreement by and among Swiss Bank Corp.
            Aarau, Credit Suisse, Swiss Volksbank, Union Bank of Switzerland, Banque Cantonale Neuchateloise, CS Immobilien Leasing Ltd., K-Tron (Switzerland) Ltd., K-Tron Asia Pacific Pte Ltd, K-Tron International Inc. and K-Tron Investment Co.(Filed as Exhibit 10.1.7 to the Company's annual report on Form 10-K for the year ended December 28, 1996 ("1996 Form 10-K") and incorporated herein by reference)

10.3        Amendment 2 to Forbearance Agreement by and among Swiss Bank Corp.
            Aarau, Credit Suisse, Swiss Volksbank, Union Bank of Switzerland, Banque Cantonale Neuchateloise, CS Immobilien Leasing Ltd., K-Tron (Switzerland) Ltd., K-Tron Asia Pacific Pte Ltd, K-Tron International Inc. and K-Tron Investment Co. (Filed as Exhibit
            10.1.8 to the 1996 Form 10-K and incorporated herein by reference)

10.4        1986 Stock Option Plan, as amended and restated (Filed as
            Exhibit 10.2.1 to the 1991 Form 10-K and incorporated herein by reference)**

10.5        1988 Stock Option Plan for Non-Employee Directors (Filed as Exhibit
            10.2.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988 ("1988 Form 10-K") and incorporated herein by reference)**

10.6 K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-K for the fiscal quarter ended September 28, 1996 ("September 1996 Form 10-Q") and incorporated herein by reference)**

10.7 K-Tron International, Inc. Amended and Restated Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the September 1996 Form 10-Q and incorporated herein by reference)**

10.8 K-Tron International, Inc. Profit-Sharing and Thrift Plan, as amended and restated (Filed as Exhibit 10.2.5 to the Company's annual report on Form 10-K for the year ended December 30, 1989 and incorporated herein by reference)**

Exhibit
Number      Description

10.9 Amendment No. 1992-1 to K-Tron International, Inc. Profit-Sharing and Thrift Plan (Filed as Exhibit 10.2.6 to the 1991 Form 10-K and incorporated herein by reference)**

10.10 Amendment No. 1996-1 to K-Tron International, Inc. Profit-Sharing and Thrift Plan (Filed as Exhibit 10.2.7 to the 1996 Form 10-K and incorporated herein by reference)**

10.11 K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.12 Form of Employment Agreement with certain employees of the Company listed on Schedule 10.12, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution* **

10.13 Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 27, 1997 and incorporated herein by reference)**

10.14 Indemnification Agreement with Leo C. Beebe, dated March 23, 1987, and Schedule 10.2.9 listing other indemnification agreements which are identical in all material respects except for the director or officer who is a party thereto (Filed as Exhibit 10.2.9 to the Company's annual report on Form 10-K for the year ended January 2, 1988 and incorporated herein by reference)**

10.15 Schedule 10.2.11 listing other indemnification agreements which are dated November 18, 1988 and are identical in all material respects to the Indemnification Agreement set forth in Exhibit 10.2.12 except for the director or officer who is a party thereto (Filed as Exhibit
            10.2.11 to the 1988 Form 10-K and incorporated herein by reference)**

Exhibit
Number      Description

10.16 Schedule 10.2.16 listing other indemnification agreements which are dated September 20, 1993, November 12, 1993 and January 14, 1994 and are identical in all material respects to the Indemnification Agreement set forth in Exhibit 10.2.14 except for the director or officer who is a party thereto (Filed as Exhibit 10.2.16 to the 1993 Form 10-K and incorporated herein by reference)**

10.17 Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA, with limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.1(b) to the Company's report on Form 8-K dated October 30, 1990 and incorporated herein by reference)

10.18 Amendment, dated January 25, 1991, to Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA and to the related limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.3.3 to the Company's annual report on Form 10-K for the year ended December 29, 1990 and incorporated herein by reference)

21.1        Subsidiaries*

23.1        Consent of Arthur Andersen LLP*

24.1        Power of Attorney (Included on Signature Page)

27.1        Financial Data Schedule*

--------------------------

*     Filed herewith

** Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit