Form 10-Q
period 1998-04-04
K TRON INTERNATIONAL INC
filed 1998-05-04
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ______

                          Commission File Number 0-9576

                           K-TRON INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                               22-1759452
       -------------------------------             -------------------
       (State or other jurisdiction of             (IRS Employer ID #)
       incorporation or organization)

                                 Routes 55 & 553
                                  P.O. Box 888
                               Pitman, New Jersey
                                   08071-0888
                    ----------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (609) 589-0500
               ---------------------------------------------------
               (Registrant's Telephone Number Including Area Code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                          YES   X     NO
                                                             -------    -------

The number of shares of Common Stock outstanding as of April 4, 1998 was:

                                3,245,814 Shares

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                     Page No.
                                                                                     --------

PART  I.          FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  April 4, 1998 and January 3, 1998                                     1

                  Consolidated Statements of Income
                  and Retained Earnings for the Three Months
                  Ended April 4, 1998 and March 29, 1997                                2

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended April 4, 1998
                  and March 29, 1997                                                    3

                  Notes to Consolidated Financial Statements                            4 - 5

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                         6 - 9

PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                      10


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                             April 4,                  January 3,
                                                                               1998                       1998
                                                                            (Unaudited)                 (Audited)
                                                                            -----------                ----------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  3,995                 $  5,154
   Accounts receivable (less allowance for doubtful accounts of
     $1,087 and $1,119)                                                         16,333                   15,336
   Inventories                                                                   9,918                   10,010
   Deferred income taxes                                                           950                      950
   Prepaid expenses and other current assets                                     1,074                    1,196
                                                                              --------                 --------
          Total Current Assets                                                  32,270                   32,646


PROPERTY, PLANT AND EQUIPMENT, net                                              15,104                   15,437
PATENTS, net                                                                       707                      694
GOODWILL, net                                                                    4,506                    4,844
OTHER ASSETS                                                                       215                      628
                                                                              --------                 --------
         Total Assets                                                         $ 52,802                 $ 54,249
                                                                              ========                 ========


                              LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                                                     $  1,310                  $ 2,088
   Current portion of long-term debt                                             1,103                    1,060
   Accounts payable                                                              5,535                    5,426
   Accrued expenses & other current liabilities                                  4,192                    4,270
   Accrued payroll                                                               2,744                    3,869
   Accrued commissions                                                           2,428                    2,463
   Customer advances                                                             1,657                    1,627
   Accrued warranty                                                                945                      912
   Income taxes payable                                                          1,648                    1,508
                                                                              --------                 --------
         Total Current Liabilities                                              21,562                   23,223

LONG-TERM DEBT, net of current portion                                           9,896                   10,619
DEFERRED INCOME TAXES                                                              431                      431
OTHER NONCURRENT LIABILITIES                                                       932                    1,084
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
   SHARES, $.01 par value - authorized 50,000 shares; none issued                   --                       --
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value - authorized 950,000 shares;
     none issued                                                                    --                       --
   Common stock, $.01 par value - authorized 15,000,000 shares;
     issued 4,298,764 shares and 4,271,300 shares                                   43                       43
   Paid-in capital                                                              15,114                   14,833
   Retained earnings                                                            16,553                   15,246
   Cumulative translation adjustments                                           (1,265)                    (766)
                                                                              --------                 --------
                                                                                30,445                   29,356
                                                                              --------                 --------
   Treasury stock, 1,052,950 shares - at cost                                  (10,464)                 (10,464)
                                                                              --------                 --------
         Total Shareholders' Equity                                             19,981                   18,892
                                                                              --------                 --------
         Total Liabilities and Shareholders' Equity                           $ 52,802                 $ 54,249
                                                                              ========                 ========


                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                       -------------------
                                                                April 4,                 March 29,
                                                                  1998                     1997
                                                                  ----                     ----


REVENUES                                                        $21,455                   $21,344

COST OF REVENUES                                                 11,815                    11,981
                                                                -------                   -------
     Gross profit                                                 9,640                     9,363
OPERATING EXPENSES
     Selling, general and administrative                          6,855                     6,962
     Research and development                                       735                       722
                                                                -------                   -------
                                                                  7,590                     7,684
                                                                -------                   -------
     Operating profit                                             2,050                     1,679

INTEREST EXPENSE                                                    208                       314
                                                                -------                   -------
     Income before income taxes                                   1,842                     1,365
INCOME TAX PROVISION                                                535                       315
                                                                -------                   -------

     Net income                                                   1,307                     1,050

RETAINED EARNINGS
     Beginning of period                                         15,246                     9,802
                                                                -------                   -------
     End of period                                              $16,553                   $10,852
                                                                =======                   =======

EARNINGS PER SHARE
     Basic                                                      $   .40                   $   .33
                                                                =======                   =======
     Diluted                                                    $   .39                   $   .33
                                                                =======                   =======



                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                          April 4,                 March 29,
                                                                                            1998                     1997
                                                                                            ----                     ----

OPERATING ACTIVITIES:
   Net Income                                                                               $ 1,307                $ 1,050
   Adjustment to reconcile net income to net cash provided by  operating activities:
   Depreciation and amortization                                                                734                    770
   Amortization of deferred gain on sale/leaseback transaction                                  (93)                   (96)
   Changes in assets and liabilities:
         Accounts receivable, net                                                            (1,486)                  (499)
         Inventories                                                                           (187)                   800
         Prepaid expenses and other current assets                                               88                    454
         Other assets                                                                           396                   (108)
         Accounts payable                                                                       305                     37
         Accrued expenses and other current liabilities                                        (941)                 1,442
         Accrued warranty                                                                        64                     76
         Income taxes                                                                           157                   (431)
                                                                                            -------                -------
   Net cash provided by operating activities                                                    344                  3,495
                                                                                            -------                -------

INVESTING ACTIVITIES:
   Capital expenditures                                                                        (756)                  (184)
   Investment in patents                                                                        (25)                   (40)
                                                                                            -------                -------

   Net cash used in investing activities                                                       (781)                  (224)
                                                                                            -------                -------

FINANCING ACTIVITIES:
   Net repayments under notes payable to banks                                                 (696)                (1,400)
   Principal payments on long-term debt                                                        (601)                  (282)
   Proceeds from issuance of long-term debt                                                     405                     --
   Proceeds from issuance of Common stock                                                       281                     50
                                                                                            -------                -------
   Net cash used in financing activities                                                       (611)                (1,632)
                                                                                            -------                -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH  EQUIVALENTS                                                                           (111)                  (292)
                                                                                            -------                -------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                        (1,159)                 1,347

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                        5,154                  3,079
                                                                                            -------                -------
   End of period                                                                            $ 3,995                $ 4,426
                                                                                            =======                =======



                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 4, 1998
                                   (Unaudited)

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

The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 3, 1998 which was previously filed with the Securities and Exchange Commission.

2. Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash paid in the first three months of 1998 and 1997 for interest was $.2 million and $.2 million, respectively, and for income taxes was $.3 million and $.7 million, respectively.

3. Earnings per Share

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

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                                     For the Three Months Ended April 4, 1998
                                                     (Dollars in Thousands except Share Data)

                                                     Income Available
                                                        To Common                                   Per Share
                                                       Shareholders              Shares              Amount
                                                       ------------              ------              ------
Basic             Net Income                              $1,307                3,236,000             $ .40
                  Common Share Equivalent
                           of Options Issued                  --                   95,000              (.01)
                                                          ------                ---------             -----
Diluted                                                   $1,307                3,331,000             $ .39
                                                          ======                =========             =====


                                                           For the Three Months Ended March 29, 1997
                                                            (Dollars in Thousands except Share Data)

                                                     Income Available
                                                        To Common                                   Per Share
                                                       Shareholders              Shares              Amount
                                                       ------------              ------              ------
Basic             Net Income                             $1,050                 3,140,000             $.33

                  Common Share Equivalent
                           of Options Issued                 --                    42,000               --
                                                         ------                 ---------             ----

Diluted                                                  $1,050                 3,182,000             $.33
                                                         ======                 =========             ====


Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

4. Impact of New Accounting Pronouncement

In the first quarter, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. For the 3 months in the period ended April 4, 1998 and March 29, 1997, the following table sets forth the Company=s comprehensive income as follows:


                                                                             ($000)
                                                              April 4,                      March 29,
                                                                1998                           1997
                                                                ----                           ----
Net Income                                                    $1,307                         $1,050
Cumulative Translation Adjustments                              (499)                          (524)
                                                              ------                         ------
Comprehensive Income                                          $  808                         $  526
                                                              ======                         ======


        ITEM 2.     K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THREE MONTHS ENDED APRIL 4, 1998


Results of Operations

         For the first three months of 1998 and 1997, the Company reported net income of $1,307,000 and $1,050,000, respectively.

         K-Tron is an international company with approximately 59% of its revenues derived from products manufactured and services performed from its facilities outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to both translation and transaction fluctuations in foreign currency exchange rates ("foreign exchange rates").

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:


                                                Three Months Ended
                                           April 4, 1998       March 29, 1997
                                           -------------       --------------

Total Revenues                                  100.0%              100.0
Cost of Revenues                                 55.1                56.1
                                                -----               -----
Gross Profit                                     44.9                43.9

Selling, General & Administrative                31.9                32.6
Research & Development                            3.4                 3.4
                                                -----               -----
Operating Income                                  9.6                 7.9
Interest                                          1.0                 1.5
                                                -----               -----
Income before income taxes                        8.6%                6.4%
                                                =====               =====

Backlog at end of period (at April 4,
1998 constant foreign exchange
 rates, in millions):

                  March 1998           Dec. 1997          March 1997
                  ----------           ---------          ----------
                   $21,646              $17,730            $21,565
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

dollar/ Swiss franc, U.S. dollar/Deutsche mark and Deutsche mark/Swiss franc exchange rates. For the first three months of 1998 as well as the same period in 1997, the changes in these exchange rates were as follows:

                                                       Three Months Ended
                                                    April 4,        March 29,
                                                      1998              1997
                                                      ----              ----
Average U.S. dollar equivalent of
one Swiss franc                                      $.677             $.697
% change vs. prior year                                      -2.9%

Average U.S. dollar equivalent of
one Deutsche mark                                    $.549             $.604
% change vs. prior year                                      -9.1%

Average Swiss franc equivalent of
one Deutsche mark                                     .811              .867
% change vs. prior year                                      -6.5%


         Total revenues increased by $.1 million or less than 1% in the first three months of 1998 when compared to the same period in 1997. The increase in revenues would have been greater except for the lower exchange translation rates of certain currencies into U.S. dollars. If the average foreign exchange translation rates for the first three months of 1998 were applied to the same periods in 1997, revenues would have increased 3.0% for the first three months.

         Gross profit as a percent of revenues improved to 44.9% for the first three months of 1998, as compared to 43.9% for the same period in 1997. The change in gross margin in 1998 was primarily due to sales mix and increased volume in local currencies.

         Selling, general and administrative (SG&A) expense decreased by $.1 million or 1.5% for the first three months of 1998, as compared to the same period in 1997. The decrease in SG&A was due to the lower foreign exchange translation rates previously described offset in part by higher selling expenses.

         Research and development (R&D) expenditures increased slightly for the first three months of 1998, as compared to the same period in 1997. R&D expenses increased due to the development of new product enhancements, offset in part by lower foreign exchange translation rates.

         Interest expense decreased by $.1 million or 33.8% for the first three months of 1998, as compared to the same period in 1997, primarily due to lower debt levels and lower foreign exchange translation rates.

         The effective tax rate for the first three months of 1998 was 29.0%, compared to 23.1% for the same period in 1997. The effective tax rate in the first three months of 1998 was higher than the same period in 1997 due to an increase in income in the United States.

         The March 1998 backlog increased by 22.1%, primarily in Europe, when compared to December 1997 and increased slightly when compared to the same period in 1997 (at constant foreign exchange rates).

Liquidity and Capital Resources

      The Company's capitalization as of the end of the first quarter of 1998 and fiscal years 1997 and 1996 is set forth below:

                                                   April 4,      January 3,         December 28,
(Dollars in Thousands)                               1998           1998               1996
                                                   --------      ----------         ------------
Short-term debt including current
   portion of long-term debt                       $ 2,413         $ 3,148             $   861

Long-term debt                                       9,896          10,619              20,807
                                                   -------         -------             -------

Total debt                                          12,309          13,767              21,668

Shareholders' equity                                19,981          18,892              13,194
                                                   -------         -------             -------

Total debt and shareholders= equity                $32,290         $32,659             $34,862
                                                   =======         =======             =======

Percent total debt to total capitalization              38%             42%                 62%
Percent long-term debt to equity                        50%             56%                158%
Percent total debt to equity                            62%             73%                164%


         At January 3, 1998, the Company=s Swiss subsidiary achieved better than a 1.5 to 1.0 debt to equity ratio and, accordingly, on March 31, 1998 the 2% interest premium on borrowed funds terminated and certain other restrictions ended. Moreover, the Swiss subsidiary and the Swiss lenders terminated the forbearance agreement on March 31, 1998. New lines of credit arrangements have either been entered into or agreed to in principal with the Swiss lenders for
8.0 million Swiss francs ($5.2 million). As of April 4, 1998, 2.0 million Swiss francs ($1.3 million) was outstanding under these agreements at an interest rate of 3.75%.

         Total debt decreased by $1.5 million in the first three months of 1998, of which $.6 million was due to the effect of foreign exchange translation. Total debt without the effect of the foreign exchange translation decreased by $.9 million. European and U.S. debt decreased by $.7 million and $.2 million, respectively. At April 4, 1998, the Company had $5.7 million of availability under its U.S. revolving credit agreement and $3.9 million of availability under its new Swiss loan arrangements.

         At April 4, 1998, there was working capital of $10.7 million as compared to $9.4 million at January 3, 1998, and the ratio of current assets to current liabilities at those dates was 1.50 and 1.41, respectively.

         In the first three months of 1998 and 1997, the Company utilized earnings from operations and internally-generated funds to meet its working capital needs and reduce debt.

         Net cash provided by operating activities was $.3 million in the first three months of 1998 as compared to $3.5 million in the same period of 1997. The decrease in operating cash flow was primarily from an increase in accounts receivable and inventories and a decrease in the total amount of accounts payable and accrued expenses.

         Net cash used in investing activities in the first three months of 1998 and 1997 was for capital additions.

         Net cash used in financing activities in the first three months of 1998 and 1997 was for the reduction of debt and was obtained from the cash provided by operating activities.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused a translation adjustment decrease in shareholders' equity of $.5 million in the first three months of 1998.

                           PART II. OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1             Financial Data Schedule

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K for the three months ended
                    April 4, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                K-TRON INTERNATIONAL, INC.




Date: May 4, 1998

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



                                                By: /s/ ALAN R. SUKONECK
                                                   ---------------------
                                                Alan R. Sukoneck
                                                Vice President, Chief Accounting
                                                & Tax Officer
                                                (Duly authorized officer and
                                                principal accounting officer
                                                of the registrant)

                                  EXHIBIT INDEX




                 Exhibit Number                   Description
                 --------------                   -----------

                   27.1                           Financial Data Schedule