Form 10-Q
period 1998-07-04
K TRON INTERNATIONAL INC
filed 1998-07-28
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
(Mark One)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934.


            For the quarterly period ended           July 4, 1998
                                          ----------------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


            For the transition period from                  to
                                          -----------------    -----------------


                          Commission file number 0-9576
                                                 ------
                           K-TRON INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           New Jersey                                       22-1759452
--------------------------------------------------------------------------------
(State or Other Jurisdiction of               (I.R.S. Employer Identification #)
 Incorporation or Organization)

Routes 55 & 553, P.O. Box 888, Pitman, New Jersey           08071-0888
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code        (609) 589-0500
                                                  ------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former Name, Former Address and Formal Fiscal Year,
                          if Changed Since Last Report)

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes   X     No
                                                                  ----      ----


The number of shares of Common Stock outstanding as of July 4, 1998 was:
                                                       ------------
3,263,468 Shares
---------

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                 Page No.
                                                                 --------

PART  I.          FINANCIAL INFORMATION
                  ---------------------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  July 4, 1998 and January 3, 1998                   1

                  Consolidated Statements of Income
                  & Retained Earnings for the Three and
                  Six Months Ended July 4, 1998 and
                  June 28, 1997                                      2

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended July 4, 1998
                  and June 28, 1997                                  3

                  Notes to Consolidated Financial Statements         4 - 6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                      7 - 10

PART II.          OTHER INFORMATION
                  -----------------

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                   11

         Item 6.  Exhibits and Reports on Form 8-K                   12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                    -----------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    (Dollars in Thousands except Share Data)

                                                                            July 4,                          January 3,
                                                                             1998                               1998
                                                                          (Unaudited)                         (Audited)
                                                                          -----------                        ----------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $ 4,107                           $  5,154
   Accounts receivable (less allowance for doubtful accounts of
     $1,097 and $1,119)                                                      18,009                             15,336
   Inventories                                                               10,297                             10,010
   Deferred income taxes                                                        950                                950
   Prepaid expenses and other current assets                                  1,148                              1,196
                                                                            -------                           --------
         Total current assets                                                34,511                             32,646


PROPERTY, PLANT AND EQUIPMENT, net                                           15,213                             15,437
PATENTS, net                                                                    738                                694
GOODWILL, net                                                                 4,363                              4,844
OTHER ASSETS                                                                    153                                628
                                                                            -------                           --------
         Total assets                                                       $54,978                           $ 54,249
                                                                            =======                           ========


                              LIABILITIES & SHAREHOLDERS' EQUITY
                              ----------------------------------

CURRENT LIABILITIES:
   Notes payable to banks                                                   $   253                           $  2,088
   Current portion of long-term debt                                          1,237                              1,060
   Accounts payable                                                           5,843                              5,426
   Accrued expenses & other current liabilities                               4,899                              4,270
   Accrued payroll                                                            3,203                              3,869
   Accrued commissions                                                        2,766                              2,463
   Customer advances                                                          1,763                              1,627
   Accrued warranty                                                             980                                912
   Income taxes payable                                                       1,420                              1,508
                                                                            -------                           --------
         Total current liabilities                                           22,364                             23,223

LONG-TERM DEBT, net of current portion                                        9,372                             10,619
DEFERRED INCOME TAXES                                                           431                                431
OTHER NONCURRENT LIABILITIES                                                    838                              1,084
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
   SHARES, $.01 par value - authorized 50,000 shares; none issued                --                                --
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value - authorized 950,000 shares;
     none issued                                                                 --                                --
   Common stock, $.01 par value - authorized 50,000,000 shares;
     issued 4,316,418 shares and 4,271,300 shares                                43                                 43
   Paid-in capital                                                           15,323                             14,833
   Retained earnings                                                         18,368                             15,246
   Cumulative translation adjustments                                        (1,297)                              (766)
                                                                            -------                           --------
                                                                             32,437                             29,356
                                                                            -------                           --------
   Treasury stock, 1,052,950 shares - at cost                               (10,464)                           (10,464)
                                                                            -------                           --------
         Total shareholders' equity                                          21,973                             18,892
                                                                            -------                           --------
         Total liabilities and shareholders' equity                         $54,978                           $ 54,249
                                                                            =======                           ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                    -----------------------------------------
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
              -----------------------------------------------------
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)


                                                                      Three Months Ended          Six Months Ended
                                                                      ------------------          ----------------
                                                               July 4,          June 28,        July 4,       June 28,
                                                                1998             1997             1998          1997
                                                                ----             ----             ----          ----

REVENUES                                                       $22,366          $21,763         $43,821        $43,107

COST OF REVENUES                                                11,993           11,973          23,808         23,954
                                                            ----------      -----------      ----------     ----------
       Gross profit                                             10,373            9,790          20,013         19,153
OPERATING EXPENSES
       Selling, general and administrative                       7,201            7,064          14,056         14,026
       Research and development                                    684              684           1,419          1,406
                                                            ----------      -----------      ----------     ----------
                                                                 7,885            7,748          15,475         15,432
                                                            ----------      -----------      ----------     ----------
       Operating profit                                          2,488            2,042           4,538          3,721

INTEREST EXPENSE                                                   148              320             356            634
                                                            ----------      -----------      ----------     ----------
       Income before income taxes                                2,340            1,722           4,182          3,087

INCOME TAX PROVISION                                               525              470           1,060            785
                                                            ----------      -----------      ----------     ----------

     Net income                                                  1,815            1,252           3,122          2,302

RETAINED EARNINGS
     Beginning of period                                        16,553           10,852          15,246          9,802
                                                            ----------      -----------      ----------     ----------
     End of period                                             $18,368         $ 12,104         $18,368        $12,104
                                                            ==========      ===========      ==========     ==========

EARNINGS PER SHARE
     Basic                                                   $     .56      $       .40      $      .96     $      .73
                                                            ==========      ===========      ==========     ==========
     Diluted                                                 $     .54      $       .39      $      .93     $      .72
                                                            ==========      ===========      ==========     ==========




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

                                                                                               Six Months Ended
                                                                                               ----------------
                                                                                           July 4,          June 28,
                                                                                            1998              1997
                                                                                            ----              ----

OPERATING ACTIVITIES:
   Net Income                                                                            $ 3,122            $ 2,302
   Adjustment to reconcile net income to net cash provided by  operating activities:
   Depreciation and amortization                                                           1,549              1,696
   Amortization of deferred gain on sale/leaseback transaction                              (186)              (192)
   Changes in assets and liabilities:
         Accounts receivable, net                                                         (3,226)              (995)
         Inventories                                                                        (588)               344
         Prepaid expenses and other current assets                                            10                413
         Other assets                                                                        349               (249)
         Accounts payable                                                                    636                860
         Accrued expenses and other current liabilities                                      676              2,762
         Accrued warranty                                                                    101                 94
         Income taxes                                                                        (73)              (448)
                                                                                         -------            -------
Net cash provided by operating activities                                                  2,370              6,587
                                                                                         -------            -------

INVESTING ACTIVITIES:
   Capital expenditures                                                                   (1,449)            (1,056)
   Investment in patents                                                                     (72)              (109)
                                                                                         -------            -------
   Net cash used in investing activities                                                  (1,521)            (1,165)
                                                                                         -------            -------

FINANCING ACTIVITIES:
   Net repayments under notes payable to banks                                            (1,764)            (4,709)
   Principal payments on long-term debt                                                     (984)              (389)
   Proceeds from issuance of long-term debt                                                  405                211
   Proceeds from issuance of common stock                                                    489                121
                                                                                         -------            -------
   Net cash used in financing activities                                                  (1,854)            (4,766)
                                                                                         -------            -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                          (42)              (114)
                                                                                         -------            -------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                     (1,047)               542
                                                                                         -------            -------

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                     5,154              3,079
                                                                                         -------            -------
   End of period                                                                         $ 4,107            $ 3,621
                                                                                         =======            =======





                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                    -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  July 4, 1998
                                  ------------
                                   (Unaudited)
1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries ("K-Tron" or the "Company"). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. The results for the interim periods are not necessarily indicative of the results for a full year.

The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 3, 1998 which was previously filed with the Securities and Exchange Commission.

2. Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash paid in the first six months of 1998 and 1997 for interest was $.3 million and $.6 million, respectively, and for income taxes was $1.2 million and $1.2 million, respectively.

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

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                                        For the Three Months Ended July 4, 1998
                                                         ---------------------------------------
                                                         (Dollars in Thousands except Share Data)

                                              Income Available
                                                 To Common                             Per Share
                                               Shareholders            Shares            Amount
                                              ----------------         ------          ----------

Basic             Net Income                     $1,815               3,251,000            $  .56

                  Common Share Equivalent
                    of Options Issued                --                  99,000              (.02)
                                                 ------               ---------            ------
Diluted                                          $1,815               3,350,000            $  .54
                                                 ======               =========            ======


                                                         For the Three Months Ended June 28, 1997
                                                         ----------------------------------------
                                                         (Dollars in Thousands except Share Data)

                                              Income Available
                                                 To Common                             Per Share
                                               Shareholders            Shares            Amount
                                              ----------------         ------          ----------

Basic             Net Income                     $1,252                3,146,000          $  .40

                  Common Share Equivalent
                    of Options Issued                --                   51,000            (.01)
                                                 ------               ----------          ------
Diluted                                          $1,252                3,197,000          $  .39
                                                 ======                =========          ======


                                                        For the Six Months Ended July 4, 1998
                                                       --------------------------------------
                                                       (Dollars in Thousands except Share Data)

                                              Income Available
                                                 To Common                             Per Share
                                               Shareholders            Shares            Amount
                                              ----------------         ------          ----------

Basic             Net Income                     $3,122              3,243,000            $  .96

                  Common Share Equivalent
                    of Options Issued                --                 99,000              (.03)
                                                 ------              ---------            ------

Diluted                                          $3,122              3,342,000            $  .93
                                                 ======              =========            ======


                                                        For the Six Months Ended June 28, 1997
                                                       ---------------------------------------
                                                       (Dollars in Thousands except Share Data)

                                              Income Available
                                                 To Common                             Per Share
                                               Shareholders            Shares            Amount
                                              ----------------         ------          ----------

Basic             Net Income                       $2,302            3,142,000          $   .73

                  Common Share Equivalent
                    of Options Issued                  --               51,000             (.01)
                                                   ------            ---------          -------

Diluted                                            $2,302            3,193,000          $   .72
                                                   ======            =========          =======


Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

4. Impact of New Accounting Pronouncement

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. For the three and six month periods ended July 4, 1998 and June 28, 1997, the following table sets forth the Company's comprehensive income:


                                                                  (Dollars in Thousands)
                                                   ---------------------------------------------------
                                                     Three Months Ended             Six Months Ended
                                                     ------------------             ----------------
                                                      July 4,   June 28,          July 4,    June 28,
                                                       1998       1997             1998        1997
                                                      ------     ------           ------     -------
Net Income                                            $1,815     $1,252           $3,122      $2,302
Cumulative Translation Adjustments                    (   32)    (  143)            (531)       (667)
                                                      ------     ------           ------      ------
Comprehensive Income                                  $1,783     $1,109           $2,591      $1,635
                                                      ======     ======           ======      ======

5. Subsequent Event

At the beginning of the third quarter of 1998, the Company repurchased 250,000 shares of its common stock, representing approximately 7.7% of its outstanding common stock. The purchase price of $4,531,250, or $18.125 per share, was funded by a combination of cash in the amount of $1,981,250 and bank borrowings of $2,550,000.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         For the second quarter and first six months of 1998, the Company reported net income of $1,815,000 and $3,122,000, respectively, compared to $1,252,000 and $2,302,000 in the same periods in 1997.

         K-Tron is an international company with approximately 59% of its revenues derived from products manufactured and services performed from its facilities outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to both translation and transaction fluctuations in foreign currency exchange rates ("foreign exchange rates").

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:



                                                 Three Months Ended                       Six Months Ended
                                                 ------------------                       ----------------
                                          July 4, 1998        June 28, 1997         July 4, 1998     June 28, 1997
                                          ------------        -------------         ------------     -------------
Total Revenues                              100.0%               100.0%                 100.0%           100.0%
Cost of Revenues                             53.6                 55.0                   54.3             55.6
                                            -----                -----                  -----            -----
Gross Profit                                 46.4                 45.0                   45.7             44.4

Selling, General & Administrative            32.2                 32.5                   32.1             32.5
Research & Development                        3.1                  3.1                    3.2              3.3
                                            -----                -----                  -----            -----
Operating Income                             11.1                  9.4                   10.4              8.6
Interest                                       .7                  1.5                     .8              1.4
                                            -----                -----                  -----            -----
Income before income taxes                   10.4%                 7.9%                   9.6%             7.2%
                                            =====                =====                  =====            =====

Backlog at end of period (at July 4,
1998 constant foreign exchange
 rates, in millions):

                           June 1998              Dec. 1997              June 1997
                           ---------              ---------              ---------
                            $23,825                $17,733                $19,540
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

dollar/ Swiss franc, U.S. dollar/Deutsche mark and Swiss franc/Deutsche mark exchange rates. For the second quarter and first six months of 1998 as well as the same periods in 1997, the changes in these exchange rates were as follows:


                                                 Three Months Ended                       Six Months Ended
                                                 ------------------                       ----------------
                                          July 4, 1998        June 28, 1997         July 4, 1998     June 28, 1997
                                          ------------        -------------         ------------     -------------
Average U.S. dollar equivalent of
one Swiss franc                               $.669                $.693                $.673             $.695
% change vs. prior year                                  -3.5%                                    -3.2%

Average U.S. dollar equivalent of
one Deutsche mark                             $.558                $.584                $.554             $.594
% change vs. prior year                                  -4.5%                                    -6.7%

Average Swiss franc equivalent of
one Deutsche mark                              .834                 .842                 .823              .854
% change vs. prior year                                  -1.0%                                    -3.6%


         Total revenues increased by $.6 million or 2.8% in the second quarter of 1998 and by $.7 million or 1.7% in the first six months of 1998 when compared to the same periods in 1997. The increase in revenues would have been greater except for the lower exchange translation rates of certain currencies into U.S. dollars. If the average foreign exchange translation rates for the second quarter and first six months of 1998 were applied to the same periods in 1997, revenues would have increased 4.3% for the quarter and 3.7% for first six months.

         Gross profit as a percent of revenues improved to 46.4% for the second quarter of 1998 and 45.7% for the first six months of 1998, as compared to 45.0% and 44.4%, respectively, for the same periods in 1997. The improvement in gross margin in 1998 was primarily due to sales mix and increased volume in local currencies.

         Selling, general and administrative (SG&A) expense increased by $.1 million or 1.9% for the second quarter of 1998 and remained constant for the first six months of 1998, as compared to the same periods in 1997. The second quarter increase in SG&A was due to higher selling expenses in local currencies, offset by lower foreign exchange translation rates previously described.

         Research and development (R&D) expenditures remained constant for the second quarter and first six months of 1998, as compared to the same periods in 1997. R&D expenses increased in local currencies due to the development of new product enhancements, but these increases were offset by lower foreign exchange translation rates.

         Interest expense decreased by $.2 million or 53.8% for the second quarter of 1998 and by $.3 million or 43.8% for the first six months of 1998, as compared to the same periods in 1997, primarily due to lower debt levels, lower rates on some loans and lower foreign exchange translation rates.

         The effective tax rates for the second quarter and first six months of 1998 were 22.4% and 25.3%, respectively, compared to 27.3% and 25.4% for the same periods in 1997. The effective tax rates for 1998 were lower than the same periods in 1997 due to increased income generated by the Company's Swiss subsidiary enabling the Company to utilize foreign net operating loss carry forwards that formerly had valuation allowances.

         The backlog increased by 34.4% at the end of the second quarter when compared to the end of 1997 and increased by 21.9% when compared to the same period in 1997 in each case at constant foreign exchange rates.

Liquidity and Capital Resources

      The Company's capitalization as of the end of the second quarter of 1998 and fiscal years 1997 and 1996 is set forth below:


                                                    July 4,      January 3,      December 28,
(Dollars in Thousands)                               1998           1998             1996
                                                  ----------     ----------      ------------
Short-term debt, including current
   portion of long-term debt                       $ 1,490        $  3,148       $     861

Long-term debt                                       9,372          10,619          20,807
                                                     -----        --------        --------

Total debt                                          10,862          13,767          21,668

Shareholders' equity                                21,973          18,892          13,194
                                                    ------        --------        --------

Total debt and shareholders' equity                $32,835         $32,659         $34,862
                                                   =======         =======         =======

Percent total debt to total capitalization              33%             42%             62%

Percent long-term debt to equity                        43%             56%            158%
Percent total debt to equity                            49%             73%            164%

         In June 1998, the Company's U.S. manufacturing subsidiary refinanced its bank debt. The new loan facilities consist of a mortgage loan with a maximum availability of $2.7 million and a two year secured revolving credit facility with maximum availability of $5.0 million. As of July 4, 1998, outstanding debt under the mortgage loan was $2.1 million with no borrowings under the revolving credit facility. Upon completion of the third quarter 1998 stock repurchase discussed in Note 5 to the consolidated financial statements, the Company had borrowings of $2.7 million under the mortgage loan and $1.95 million under the revolving credit loan.

         Total debt decreased by $2.9 million in the first six months of 1998, of which $.6 million was due to the effect of foreign exchange translation. Total debt without the effect of the foreign exchange translation decreased by $2.3 million. European and U.S. debt decreased by $2.1 million and $.2 million, respectively. At July 4, 1998, the Company had $5.6 million of availability under its U.S. loan agreements and $3.7 million of availability under its Swiss loan agreements.

         At July 4, 1998, there was working capital of $12.1 million as compared to $9.4 million at January 3, 1998, and the ratio of current assets to current liabilities at those dates was 1.54 and 1.41, respectively.

         In the first six months of 1998 and 1997, the Company utilized earnings from operations and internally-generated funds to meet its working capital needs and reduce debt.

         Net cash provided by operating activities was $2.4 million in the first six months of 1998 as compared to $6.6 million in the same period of 1997. The lower operating cash flow was primarily from an increase in accounts receivable and inventories.

         Net cash used in investing activities in the first six months of 1998 and 1997 was for capital additions.

         Net cash used in financing activities in the first six months of 1998 and 1997 was for the reduction of debt and was provided by operating activities.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused a translation adjustment decrease in shareholders' equity of $.5 million in the first six months of 1998.

                           PART II. OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of the shareholders of the Company was held on May 5, 1998.

         (b)      Not applicable.

         (c) Shareholders of the Company were asked to vote on the following three proposals:

         1. A proposal to elect two Class I directors was approved by the shareholders of the Company. The Board of Directors, acting on the recommendation of its Nominating Committee, nominated Dr. Hans-Jurg Schurmann and Jean Head Sisco as Class I directors. There were no other nominations. The result of the vote taken at the Annual Meeting was as follows:

                                                        Number of Votes
                                                        ---------------
                                                    FOR             WITHHELD
                                                    ---             --------
                  Dr. Hans-Jurg Schurmann         2,713,737          185,385
                  Jean Head Sisco                 2,713,737          185,385


                  Directors are elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could a broker non-vote be recorded.

         2. A proposal to approve an amendment to and restatement of (the "Amendment") the Company's 1996 Equity Compensation Plan was approved by the shareholders of the Company with the following vote:

                                      Number of Votes
                                      ---------------

                                                                       BROKER
                    FOR              AGAINST          ABSTAIN        NON-VOTES
                    ---              -------          -------        ---------
                 2,090,600            801,081          7,441

                  The Amendment provides for an increase in the number of shares of Common Stock authorized under the 1996 Equity Compensation Plan from 450,000 shares to 600,000 shares and allows members of the Board of Directors who are not employees of the Company to receive stock option grants.

3. A proposal to approve an increase in the number of authorized shares of Common Stock under the Company's Restated Certificate of Incorporation to 50,000,000 shares, $.01 par value per share, was approved by the shareholders of the Company with the following vote:

                                      Number of Votes
                                      ---------------
                                                                    BROKER
             FOR               AGAINST           ABSTAIN           NON-VOTES
             ---               -------           -------           ---------
           2,157,299           733,423            8,400


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27.1             Financial Data Schedule

(b)     Reports on Form 8-K

        There were no reports on Form 8-K for the six months ended July 4, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 1998               K-TRON INTERNATIONAL, INC.


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


Date: July 28, 1998               By:   /s/ Alan R. Sukoneck
                                        --------------------
                                        Alan R. Sukoneck
                                        Vice President, Chief Accounting
                                        & Tax Officer
                                        (Duly authorized officer and
                                        principal accounting officer
                                        of the registrant)

                                  EXHIBIT INDEX




                  Exhibit Number             Description
                  --------------             ------------
                  27.1                   Financial Data Schedule