Form 10-Q
period 1998-10-03
K TRON INTERNATIONAL INC
filed 1998-11-05
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended         October 3, 1998
                                                --------------------------------


                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ________________ to ______________

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

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes  X     No
                                                  -----     -----

The number of shares of Common Stock outstanding as of October 3, 1998 was:
                                                       ---------------
3,016,468 Shares
---------

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART  I.                   FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Consolidated Balance Sheets
                           October 3, 1998 and January 3, 1998            1

                           Consolidated Statements of Income
                           & Retained Earnings for the Three and
                           Nine Months Ended October 3, 1998 and
                           September 27, 1997                             2

                           Consolidated Statements of Cash Flows
                           for the Nine Months Ended October 3, 1998
                           and September 27, 1997                         3

                           Notes to Consolidated Financial Statements     4-6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                  7-10

PART II.                   OTHER INFORMATION


         Item 6.           Exhibits and Reports on Form 8-K               11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                      October 3,    January 3,
                                                                         1998          1998
                                                                     (Unaudited)    (Audited)
                                                                     -----------    ---------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $  3,838      $  5,154
   Accounts receivable (less allowance for doubtful accounts of
     $1,275 and $1,119)                                                 18,744        15,336
   Inventories                                                          11,228        10,010
   Deferred income taxes                                                   950           950
   Prepaid expenses and other current assets                             1,545         1,196
                                                                      --------      --------
         Total current assets                                           36,305        32,646

PROPERTY, PLANT AND EQUIPMENT, net                                      16,174        15,437
PATENTS, net                                                               744           694
GOODWILL, net                                                            4,658         4,844
OTHER ASSETS                                                               273           628
                                                                      --------      --------
         Total assets                                                 $ 58,154      $ 54,249
                                                                      ========      ========


                              LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                                             $      9      $  2,088
   Current portion of long-term debt                                     1,310         1,060
   Accounts payable                                                      5,823         5,426
   Accrued expenses & other current liabilities                          5,302         4,270
   Accrued payroll                                                       4,237         3,869
   Accrued commissions                                                   2,869         2,463
   Customer advances                                                     2,777         1,627
   Accrued warranty                                                      1,043           912
   Income taxes payable                                                  1,605         1,508
                                                                      --------      --------
         Total current liabilities                                      24,975        23,223

LONG-TERM DEBT, net of current portion                                  11,544        10,619
DEFERRED INCOME TAXES                                                      431           431
OTHER NONCURRENT LIABILITIES                                               846         1,084
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
   SHARES, $.01 par value - authorized 50,000 shares; none issued           --            --
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value - authorized 950,000 shares;
     none issued                                                            --            --
   Common stock, $.01 par value - authorized 50,000,000 shares;
     issued 4,319,418 shares and 4,271,300 shares                           43            43
   Paid-in capital                                                      15,350        14,833
   Retained earnings                                                    19,946        15,246
   Cumulative translation adjustments                                       14          (766)
                                                                      --------      --------
                                                                        35,353        29,356
                                                                      --------      --------
   Treasury stock, 1,302,950 shares - at cost                          (14,995)      (10,464)
                                                                      --------      --------
         Total shareholders' equity                                     20,358        18,892
                                                                      --------      --------
         Total liabilities and shareholders' equity                   $ 58,154      $ 54,249
                                                                      ========      ========


                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                              Three Months Ended          Nine Months Ended
                                              ------------------          -----------------
                                            October 3,   Sept.  27,    October 3,   Sept. 27,
                                               1998         1997          1998        1997
                                               ----         ----          ----        ----


REVENUES                                      $21,244      $21,790      $65,065      $64,897

COST OF REVENUES                               11,751       11,813       35,559      $35,767
                                              -------      -------      -------      -------
      Gross profit                              9,493        9,977       29,506       29,130
OPERATING EXPENSES
     Selling, general and administrative        6,456        7,016       20,512       21,042
     Research and development                     661          644        2,080        2,050
                                              -------      -------      -------      -------
                                                7,117        7,660       22,592       23,092
                                              -------      -------      -------      -------
     Operating profit                           2,376        2,317        6,914        6,038

INTEREST EXPENSE                                  166          281          522          915
                                              -------      -------      -------      -------
     Income before income taxes                 2,210        2,036        6,392        5,123

INCOME TAX PROVISION                              632          575        1,692        1,360
                                              -------      -------      -------      -------

     Net income                                 1,578        1,461        4,700        3,763

RETAINED EARNINGS
     Beginning of period                       18,368       12,104       15,246        9,802
                                              -------      -------      -------      -------
     End of period                            $19,946      $13,565      $19,946      $13,565
                                              =======      =======      =======      =======
EARNINGS PER SHARE
     Basic                                    $   .52      $   .46      $ 1 .48      $  1.19
                                              =======      =======      =======      =======
     Diluted                                  $   .51      $   .45      $ 1. 44      $  1.17
                                              =======      =======      =======      =======

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                            -----------------
                                                                                          October 3,   Sept. 27,
                                                                                            1998          1997
                                                                                            ----          ----

OPERATING ACTIVITIES:
   Net income                                                                             $ 4,700       $ 3,763
   Adjustment to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                            2,270         2,287
   Amortization of deferred gain on sale/leaseback transaction                               (281)         (284)
   Changes in assets and liabilities:
         Accounts receivable, net                                                          (2,691)         (871)
         Inventories                                                                         (832)        1,321
         Prepaid expenses and other current assets                                           (300)          214
         Other assets                                                                         218           (66)
         Accounts payable                                                                     169           (95)
         Accrued expenses and other current liabilities                                     2,528         3,229
         Accrued warranty                                                                      95           226
         Income taxes                                                                          73          (221)
                                                                                          -------       -------
   Net cash provided by operating activities                                                5,949         9,503
                                                                                          -------       -------

INVESTING ACTIVITIES:
   Capital expenditures                                                                    (1,870)       (1,774)
   Investment in patents                                                                      (94)         (151)
                                                                                          -------       -------
   Net cash used in investing activities                                                   (1,964)       (1,925)
                                                                                          -------       -------

FINANCING ACTIVITIES:
   Net repayments under notes payable to banks                                             (1,393)       (5,420)
   Principal payments on long-term debt                                                    (1,075)         (475)
   Proceeds from issuance of long-term debt                                                 1,005           225
   Proceeds from issuance of common stock                                                     517           421
   Purchase of treasury shares                                                             (4,531)           --
                                                                                          -------       -------
   Net cash used in financing activities                                                   (5,477)       (5,249)
                                                                                          -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                           176          (264)
                                                                                          -------       -------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                      (1,316)        2,065
                                                                                          -------       -------

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                      5,154         3,079
                                                                                          -------       -------
   End of period                                                                          $ 3,838       $ 5,144
                                                                                          =======       =======



                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 October 3, 1998
                                   (Unaudited)

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

2.       Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash paid in the first nine months of 1998 and 1997 for interest was $.5 million and $1.0 million, respectively, and for income taxes was $1.7 million and $1.5 million, respectively.

3.       Earnings per Share

In 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 requires that the Company report Basic and Diluted Earnings Per Share. Basic Earnings Per Share represents net income less preferred dividends divided by the weighted average common shares outstanding. Diluted Earnings Per Share is calculated similarly, except that the denominator includes weighted average common shares outstanding plus the dilutive effect of options, warrants, convertible securities and other instruments with dilutive effects if exercised or converted.

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                             For the Three Months Ended October 3, 1998
                                             ------------------------------------------
                                               (In Thousands except Per Share Data)

                                               Income Available
                                                   To Common                Per Share
                                                 Shareholders     Shares      Amount
                                                 ------------     ------      ------
Basic             Net Income                        $1,578         3,019      $  .52

                  Common Share Equivalent
                    of Options Issued                   --            97        (.01)
                                                    ------        ------      -------
Diluted                                             $1,578         3,116      $  .51
                                                    ======         =====      =======


                                           For the Three Months Ended September 27, 1997
                                           ---------------------------------------------
                                                (In Thousands except Per Share Data)

                                               Income Available
                                                   To Common                Per Share
                                                 Shareholders     Shares      Amount
                                                 ------------     ------      ------
Basic             Net Income                        $1,461         3,170      $   .46

                  Common Share Equivalent
                    of Options Issued                   --            57         (.01)
                                                    ------         -----      -------
Diluted                                             $1,461         3,227      $   .45
                                                    ======         =====      =======


                                             For the Nine Months Ended October 3, 1998
                                             -----------------------------------------
                                                (In Thousands except Per Share Data)

                                               Income Available
                                                  to Common                  Per Share
                                                 Shareholders      Shares      Amount
                                                 ------------      ------      ------
Basic             Net Income                        $4,700         3,169       $1.48

                  Common Share Equivalent
                    of Options Issued                   --            97        (.04)
                                                    ------         -----       -----

Diluted                                             $4,700         3,266       $1.44
                                                    ======         =====       =====



                                             For the Nine Months Ended September 27, 1997
                                             --------------------------------------------
                                                (In Thousands except Per Share Data)

                                               Income Available
                                                  to Common                  Per Share
                                                 Shareholders      Shares      Amount
                                                 ------------      ------      ------
Basic             Net Income                        $3,763         3,150       $1.19


                  Common Share Equivalent
                    of Options Issued                   --            57       $(.02)
                                                    ------         -----       -----

Diluted                                             $3,763         3,207       $1.17
                                                    ======         =====       =====

Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

4.       Impact of New Accounting Pronouncement

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. For the three and nine month periods ended October 3, 1998 and September 27, 1997, the following table sets forth the Company's comprehensive income:


                                                        (Dollars in Thousands)
                                        -------------------------------------------------
                                          Three Months Ended               Nine Months Ended
                                          ------------------               -----------------
                                       October 3,        Sept. 27,    October 3,    Sept. 27,
                                         1998              1997          1998         1997
                                         ----              ----          ----         ----
Net Income                              $1,578            $1,461        $4,700       $3,763
Cumulative Translation Adjustments       1,311               (17)          780         (684)
                                        ------           -------        ------       ------
Comprehensive Income                    $2,889            $1,444        $5,480       $3,079
                                        ======            ======        ======       ======

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         For the third quarter and first nine months of 1998, the Company reported net income of $1,578,000 and $4,700,000 respectively, compared to $1,461,000 and $3,763,000 in the same periods in 1997.

         K-Tron is an international company with approximately 59% of its revenues derived from products manufactured and services performed from its facilities outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to changes in foreign currency exchange rates ("foreign exchange rates").

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:



                                                  Three Months Ended                          Nine Months Ended
                                          ----------------------------------          --------------------------------
                                          October 3, 1998     Sept. 27, 1997          October 3, 1998   Sept. 27, 1997
                                          ---------------     --------------          ---------------   --------------

Total revenues                                100.0%                100.0%                 100.0%               100.0%
Cost of revenues                               55.3                  54.2                   54.7                 55.1
                                              -----                 -----                  -----                -----
Gross profit                                   44.7                  45.8                   45.3                 44.9

Selling, general & administrative              30.4                  32.2                   31.5                 32.5
Research & development                          3.1                   3.0                    3.2                  3.1
                                              -----                 -----                  -----                -----
Operating income                               11.2                  10.6                   10.6                  9.3
Interest                                         .8                   1.3                     .8                  1.4
                                              -----                 -----                  -----                -----
Income before income taxes                     10.4%                  9.3%                   9.8%                 7.9%
                                              =====                 =====                  =====                =====



Backlog at end of period (at                   October 1998                December 1997          September 1997
October 3, 1998 constant foreign               ------------                -------------          --------------
 exchange rates, in millions):                    24,852                      $18,826                 $19,273
                                                  ======                      =======                 =======



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

dollar/Swiss franc, U.S. dollar/Deutsche mark and Swiss franc/Deutsche mark exchange rates. For the third quarter and first nine months of 1998 as well as the same periods in 1997, the changes in these exchange rates were as follows:

                                             Three Months Ended                   Nine Months Ended
                                          ------------------------           ----------------------------
                                          October 3,     Sept. 27,           October 3,         Sept. 27,
                                              1998          1997               1998              1997
                                              ----          ----               ----              ----
Average U.S. dollar equivalent of
one Swiss franc                           $.688           $.671              $.678               $.687
% change vs. prior year                            +2.5%                               -1.3%

Average U.S. dollar equivalent of
one Deutsche mark                         $.572           $.554              $.560               $.580
% change vs. prior year                            +3.2%                               -3.4%

Average Swiss franc equivalent of
one Deutsche mark                          .831            .826               .826                .845
% change vs. prior year                            +0.6 %                              -2.2%


         Total revenues decreased by $.5 million or 2.5% in the third quarter of 1998 and increased by $.2 million or 0.3% in the first nine months of 1998 when compared to the same periods in 1997. If the average foreign exchange rate translation for the third quarter and first nine months of 1998 were applied to the same periods in 1997, revenues would have decreased 3.0% for the quarter and increased 1.4% for first nine months. The third quarter 1998 revenue decline was primarily due to reduced sales in Asia and Russia.

         Gross profit as a percent of revenues decreased to 44.7% in the third quarter of 1998 and improved to 45.3% for the first nine months of 1998, as compared to 45.8% and 44.9%, respectively, for the same periods in 1997. The change in gross margin in 1998 was primarily due to changes in the sales mix.

         Selling, general and administrative (SG&A) expense decreased by $.6 million or 8.0% in the third quarter of 1998 and by $.5 million or 2.5% for the first nine months of 1998, as compared to the same periods in 1997. The decrease in SG&A was primarily due to lower general administrative expenses.

         Research and development (R&D) expenditures remained constant for the third quarter and first nine months of 1998, as compared to the same periods in 1997. R&D expenses increased for the nine months of 1998 in local currencies due to the development of new product enhancements, but these increases were offset by lower foreign exchange rate translation.

         Interest expense decreased by $.1 million or 40.9% for the third quarter of 1998 and by $.4 million or 43.0% for the first nine months of 1998, as compared to the same periods in 1997, primarily due to lower debt levels, lower interest rates on some loans and lower foreign exchange rate translation.

         The effective tax rates for the third quarter and first nine months of 1998 were 28.6% and 26.4%, respectively, compared to 28.2% and 26.5% for the same periods in 1997.

         The backlog increased by 32.0% at the end of the third quarter when compared to the end of 1997 and increased by 28.9% when compared to the end of the third quarter in 1997, in each case at constant foreign exchange rates.

Liquidity and Capital Resources

      The Company's capitalization as of the end of the third quarter of 1998 and as of the end of fiscal years 1997 and 1996 is set forth below:

                                               October 3,     January 3,   December 28,
(Dollars in Thousands)                            1998          1998           1996
                                               ----------     ----------   ------------

Short-term debt, including current
   portion of long-term debt                    $ 1,319       $ 3,148       $   861

Long-term debt                                   11,544        10,619        20,807
                                                -------       -------       -------

Total debt                                       12,863        13,767        21,668

Shareholders' equity                             20,358        18,892        13,194
                                                -------       -------       -------

Total debt and shareholders' equity             $33,221       $32,659       $34,862
                                                =======       =======       =======

Percent total debt to total capitalization           39%           42%           62%

Percent long-term debt to equity                     57%           56%          158%

Percent total debt to equity                         63%           73%          164%


         In June 1998, the Company's U.S. manufacturing subsidiary refinanced its bank debt. The new loan facilities consist of a mortgage loan with a maximum availability of $2.7 million and a two year secured revolving credit facility with maximum availability of $5.0 million. As of October 3, 1998, outstanding debt was $2.7 million (interest at 7.625% per annum) under the mortgage loan and $.8 million (interest at U.S. prime) under the revolving credit facility. In July 1998, the Company repurchased 250,000 shares of its common stock, representing approximately 7.7% of its outstanding common stock. The purchase price of $4,531,250, or $18.125 per share, was funded by a combination of cash in the amount of $1,981,250 and U.S. bank borrowings of $2,550,000.

         Total debt decreased by $.9 million in the first nine months of 1998, and this decrease would have been $1.5 million using a constant foreign exchange rate. European debt decreased by $2.0 million ($2.6 million at a constant foreign exchange rate) and U.S. debt increased by $1.1 million. At October 3, 1998, the Company had $4.2 million of availability under its U.S. loan agreements and $4.4 million of availability under its Swiss loan agreements.

         At October 3, 1998, there was working capital of $11.3 million as compared to $9.4 million at January 3, 1998, and the ratio of current assets to current liabilities at those dates was 1.45 and 1.41, respectively.

         In the first nine months of 1998 and 1997, the Company utilized earnings from operations and internally-generated funds to meet its working capital needs and reduce debt.

         Net cash provided by operating activities was $5.9 million in the first nine months of 1998 as compared to $9.5 million in the same period of 1997. The lower operating cash flow was primarily from an increase in accounts receivable and inventories.

         Net cash used in investing activities in the first nine months of 1998 and 1997 was for capital additions.

         Net cash used in financing activities in the first nine months of 1998 was for the reduction of debt and purchase of treasury shares and was provided by operating activities and bank borrowings.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused a translation adjustment increase in shareholders' equity of $.8 million in the first nine months of 1998.

Year 2000 Compliance

         The Company has substantially completed an evaluation of its information technology infrastructure for Year 2000 compliance and is now implementing its Year 2000 compliance strategy. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations . The Company does not anticipate any material disruptions in its operations as a result of any failure by the Company to be in compliance. The Company is also in the process of obtaining information concerning the Year 2000 compliance status of its suppliers and customers, and there can be no assurance that such suppliers and customers are or will be Year 2000 compliant. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business operations could be adversely affected.

                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits


            10.1 Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II.
            27.1   Financial Data Schedule




(b)      Reports on Form 8-K

         There were no reports on Form 8-K for the nine months ended October 3, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 1998                         K-TRON INTERNATIONAL, INC.


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


Date: November 5, 1998                      By: /s/ Alan R. Sukoneck
                                                --------------------------------
                                                Alan R. Sukoneck
                                                Vice President, Chief Accounting
                                                & Tax Officer
                                                (Duly authorized officer and
                                                principal accounting officer
                                                of the registrant)

                                  EXHIBIT INDEX




       Exhibit Number    Description
       --------------    -----------

       10.1 Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron
                         International, Inc. and Edward B. Cloues, II.
       27.1              Financial Data Schedule