Form 10-K
period 1999-01-02
K TRON INTERNATIONAL INC
filed 1999-03-23
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the fiscal year ended January 2, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [No]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. /X/

As of March 12, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $49,043,196. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers, but excluding David L. Babson & Company, Incorporated, which is the only beneficial owner of more than ten percent of the registrant's Common Stock.

As of March 12, 1999, there were 2,945,605 shares of the registrant's Common Stock outstanding.

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

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         K-Tron International, Inc. was incorporated in New Jersey in 1964. The Company's operations are conducted primarily through subsidiaries, and its principal business is the design, production, marketing and sale of gravimetric and volumetric feeders and related equipment for the handling of bulk solids in a wide variety of manufacturing processes. K-Tron feeders control by mass or weight (gravimetric feeding) or by volume (volumetric feeding) the rate at which ingredients are fed into the manufacturing processes of numerous products. The major industries served are plastics, food, chemical, pharmaceutical and cement, but the Company's feeders are also used in many other industries.

         In addition to feeding equipment, K-Tron designs, produces, markets and sells pneumatic conveying systems and related equipment for the food, plastics and pharmaceutical industries, which may be used either in conjunction with certain K-Tron feeders or on a stand-alone basis, as well as electronic assemblies.

         K-Tron has manufacturing facilities in the United States, Switzerland and Canada, and its equipment is sold throughout the world. The Company provides service and spare parts for its feeding and pneumatic conveying equipment on a worldwide basis, and it offers customer and employee training through its K-Tron Institute in the United States and similar programs in Switzerland and elsewhere.

         See Note 12 of Notes to consolidated financial statements, included in
Item 8 of this annual report on Form 10-K, for certain financial information about foreign and domestic operations.

BRAND NAMES

         The Company produces, markets and sells its feeding and pneumatic conveying equipment under three brand names: K-Tron Soder (feeders for other than heavy industries), Hasler (feeders for heavy industries) and Hurricane (pneumatic conveying equipment). The Company sells these brands on both an equipment and total systems basis.

FEEDING EQUIPMENT

         The Company's feeders control the flow of materials into a manufacturing process by mass or weight (gravimetric feeding) or by volume (volumetric feeding). Feeding equipment manufactured by the Company is used in many different industries.

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

         Weigh belt feeders may also be used as batchers, to feed bulk material into bags and other containers, or as meters, to measure accurately the amount of material flowing into or out of a container.

         Loss-in-Weight Feeders. The loss-in-weight principle involves weighing the entire feeding system, both equipment and material, which may be either dry or liquid. The feeding mechanism controls the rate at which material is discharged into the manufacturing process based upon a change in the total weight of the system as material flows from the feeder. Electronic controllers determine the feed rate and are capable of instantly altering feed rates to maintain an accurate flow of materials. In dry material applications, loss-in-weight feeders usually utilize an auger (single or twin screw) or vibratory feeding mechanism, and the outflow is adjusted continuously to maintain the desired feed rate. In liquid applications, the flow rate is maintained by a pump or valve. Loss-in-weight feeders are especially suitable for applications requiring a very high degree of accuracy, as in adding minor ingredients to food processes or colorants to plastics, or applications requiring a closed system, as in feeding dusty materials. Loss-in-weight feeders virtually never need recalibration and may also be used as batchers.

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

         Hasler Brand. The Hasler brand of products includes weight belt feeders, belt scales, flow meters, electronic ears, loss-in-weight feeders and related controls. Hasler feeders, like K-Tron Soder feeders, control the flow of ingredients into a process, but Hasler feeders serve heavy industry applications which generally require high rates of material flow in rugged environments. Hasler feeders are used in cement mills, mines and quarries and in the fertilizer, aluminum, coal, glass and steel industries. They are primarily assembled at Company facilities in Switzerland and also at Company facilities in the United States.

PNEUMATIC CONVEYING EQUIPMENT

         In 1997, K-Tron acquired Hurricane Pneumatic Conveying Inc., a Canadian company that manufactures pneumatic conveying systems and related equipment primarily for the food, plastics and pharmaceutical industries. Hurricane's brand of products, which include both self-contained and central systems for powder and pellet applications, may be used in conjunction with certain K-Tron Soder feeders or on a stand-alone basis. Hurricane products are assembled at Company facilities in Canada.

K-TRON ELECTRONICS

         K-Tron Electronics designs, produces and tests electronic assemblies for outside customers as well as for use by the Company in its products and also produces controller hardware for the Company. Its facilities, which are located in the United States, provide automated surface mount as well as through-hole assembly capabilities and testing equipment.

CUSTOMERS

         The Company sells its equipment throughout the world to a wide variety of customers in its addressed markets, ranging from large, global companies to regional and local businesses. No single customer accounted for more than 10% of the Company's total revenues in fiscal 1998.

MANUFACTURING AND SUPPLIERS

         The Company's primary manufacturing activities consist of the assembly, calibration and testing of equipment, the machining and fabrication of certain components and the producing of electronic assemblies and controllers. The Company also manufactures the weight sensors which are used in most of its gravimetric feeders. The Company assembles a number of components used in its products that are manufactured by others to its specifications. These components include sheet metal parts, screws, castings, integrated circuits, printed circuit boards and enclosures.

         The Company produces a number of basic feeder models. Feeder units are completed to specific customer orders, and customization is generally limited to combining existing mechanical and electronic modules to meet a customer's application requirements.

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

RESEARCH AND DEVELOPMENT

         The Company invests in research and development to maintain a technological leadership position in the feeding equipment industry. R&D focuses on new products as well as on improvements to existing products. Current efforts are aimed at developing new products, shortening the time spent in the development of such products, recycling existing product designs into lower cost products and analyzing the price/performance relationship for both new and existing products.

         A centralized R&D approach facilitates the development of common or compatible products for the Company's three brands. The Company utilizes a common weighing technology for both of its feeder brands.

         The Company's research and development expenses were $2,980,000, $2,768,000 and $2,316,000 in fiscal 1998, 1997 and 1996, respectively.

COMPETITION

         The Company is a leading worldwide producer of feeders and related equipment for the handling of bulk solids in manufacturing processes. The Company believes it has reached this position primarily because of its use of electronic and digital control technology, its use of digital weighing technology and its development of mechanical design improvements to its products. The Company also relies on other technological advantages and on its reputation and experience in serving the needs of its large customer base to maintain a competitive advantage.

         The Company entered the pneumatic conveying equipment market late in 1997 with its acquisition of the Hurricane brand. This is a very large market, and the Company's strategy is to target specific niches within the overall market and to sell its pneumatic conveying equipment in connection with certain K-Tron Soder feeders as well as on a stand-alone basis.

         K-Tron Electronics was established to design and manufacture electronic assemblies and controller hardware for use by the Company and also to sell such assemblies to third parties, generally focusing on small production runs for customers in New Jersey, eastern Pennsylvania and Delaware. The market for electronic assemblies is very large, and K-Tron Electronics is one of many suppliers to this market in the region identified.

         Strong competition exists in every major market that the Company serves. Competitors range in size from large corporations (or subsidiaries or divisions thereof) with a broad line of products to regional organizations which may specialize in a limited range of products.

BACKLOG

         At the end of fiscal 1998, the Company's backlog of unfilled orders was approximately $22,354,000, compared to a backlog of approximately $18,211,000 at the end of fiscal 1997, an increase of approximately 22.8%. Using January 2, 1999 exchange rates, the backlog of such orders at the end of fiscal 1997 was approximately $18,693,000, representing an increase in the 1998 backlog of approximately 19.6%. The backlog of orders at the end of fiscal 1998, excluding the effect of foreign currency exchange translations, exceeded the fiscal 1997 year-end backlog primarily due to increased orders from customers in the United States and Europe.

         The bulk of the Company's backlog represents orders that will be ready for delivery in fiscal 1999. It is expected that approximately 40% of the backlog as of the end of fiscal 1998 will be shipped in the first quarter of fiscal 1999.

EMPLOYEES

         At the end of fiscal 1998, the Company had 496 employees, of which 290 were located in Europe, 188 in the United States, 14 in Singapore, 3 in Canada and 1 in China.

         None of the Company's employees are represented by labor unions. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES.

         In North America, the Company owns a 92,000 square foot building on 17 acres in Pitman, New Jersey where it has manufacturing facilities, administrative offices, its corporate headquarters, research and development offices and a tech center for product demonstrations and training. A portion (approximately 10,000 square feet) of the Company's Pitman facility is leased to a sheet metal business which is a major supplier to the Company. The Company also has leased facilities in Blackwood, New Jersey where it produces electronic assemblies and controller hardware, and in Brantford, Ontario where it assembles pneumatic conveying equipment.

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

         Certain sales and service activities are conducted at Company-owned facilities in England (20% leased to a third party) and Germany and from leased office space in Germany, France, Singapore and China.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         This item is not applicable because there were no matters submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company are as follows:

                  Name              Age                 Position

         Edward B. Cloues, II       51         Chairman of the Board of
                                               Directors and Chief Executive
                                               Officer

         Robert L. Weinberg         62         Senior Executive Vice President,
                                               Chief Financial Officer and
                                               Treasurer

         Lukas Guenthardt           40         Senior Vice President -
                                               Strategic Planning, Product
                                               Development and Marketing

         Kevin C. Bowen             47         President and Chief Executive
                                               Officer of K-Tron America, Inc.

         Edward B. Cloues, II has been a director since July 1985 and was most recently reelected at the 1997 annual meeting of shareholders. He became Chairman of the Board of Directors and Chief Executive Officer of the Company on January 5, 1998. From May 1985 until May 1998, Mr. Cloues served as Secretary of the Company. Prior to joining the Company, Mr. Cloues was a senior partner in the law firm of Morgan, Lewis & Bockius LLP, which is the Company's general counsel. He is also a director and non-executive Chairman of the Board of AMREP Corporation and a director of AmeriQuest Technologies, Inc.

         Robert L. Weinberg has been with the Company in various positions since October 1988 and in his current position as Senior Executive Vice President, Chief Financial Officer and Treasurer since March 1994.

         Lukas Guenthardt has been Senior Vice President - Strategic Planning, Product Development and Marketing of the Company since June 1, 1998. Mr. Guenthardt was Managing Director of K-Tron (Switzerland) Ltd. from July 1995 to June 1, 1998, Managing Director of the Soder Division of K-Tron (Switzerland) Ltd. from March 1994 to July 1995, and Director of International Research and Development of the Company from July 1992, when he joined K-Tron, until March 1994.

         Kevin C. Bowen has been President and Chief Executive Officer of K-Tron America, Inc. since March 1995. From March 1994 to March 1995, Mr. Bowen was President of K-Tron

North America, the North American sales division of K-Tron America. Mr. Bowen served as President of K-Tron America from May 1990 to March 1994 and has been with the Company in various other capacities since 1979.

         The executive officers are elected or appointed by the Board of Directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock trades on the Nasdaq National Market under the symbol "KTII." The following table sets forth the high and low sales prices for each quarter in fiscal 1997 and 1998 as quoted on the Nasdaq National Market.

Fiscal Year 1997                                    High           Low
----------------                                    ----           ---
First Quarter .................................   $11.75           $10.25
Second Quarter ................................   $15.25           $10.25
Third Quarter .................................   $15.75           $13.00
Fourth Quarter ................................   $19.75           $14.00

Fiscal Year 1998

First Quarter .................................   $17.938          $15.625
Second Quarter ................................   $20.875          $17.00
Third Quarter .................................   $19.813          $17.50
Fourth Quarter ................................   $19.125          $16.875

         On March 12, 1999, the closing sale price of a share of common stock as reported by the Nasdaq National Market was $17.75.

         The number of record holders of the Company's common stock as of March 12, 1999 was 334.

DIVIDEND POLICY

         The Company has never paid a cash dividend on its common stock, and it currently intends to retain all earnings for use in its business. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial data presented below for, and as of the end of, each of the Company's last five fiscal years have been derived from and are qualified by reference to the Company's consolidated financial statements. The consolidated financial statements of the Company for the fiscal years ended January 2, 1999, January 3, 1998, December 28, 1996, December 30, 1995 and December 31, 1994 have been audited by Arthur Andersen LLP, independent public accountants.

This information should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

The Company has not paid any cash dividends on its shares of common stock during the periods presented.


                                                                                  FISCAL YEAR ENDED
                                                     ---------------------------------------------------------------------------
                                                      JAN. 2      JAN. 3       DEC. 28      PRO             DEC. 30      DEC. 31
                                                       1999        1998         1996        FORMA            1995         1994
                                                                                            1995(1)
---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY($000):
  Revenues                                           $  89,142   $  87,152     $  89,871     $  89,640     $ 110,394    $ 104,772
  Income (loss) before loss on disposition
    of businesses and taxes                              8,718       7,309         5,841         2,717           834       (6,200)

  Income (loss) on disposition of businesses (2)          --          --            --            --         (11,278)        (852)

  Net income (loss)                                      6,593       5,444         4,026         1,408        (9,294)      (6,826)
  Total assets                                          56,617      54,249        55,330                      69,296      109,950
  Working capital                                       11,446       9,423        15,362                      23,114         (549)
  Additions to property, plant and equipment             2,713       3,000         2,081                         370        2,467
  Depreciation and amortization                          3,158       2,977         3,334                       4,844        6,314

PER SHARE ($):

  Basic net earnings (loss)                          $    2.10   $    1.72     $    1.29     $     .45     $   (3.00)   $   (2.22)
  Diluted net earnings (loss)                             2.03        1.69          1.28           .45         (3.00)       (2.22)
  Book value                                              7.34        5.87          4.21                        3.03         6.00

CAPITALIZATION ($000):

  Shareholders' equity                               $  22,274   $  18,892     $  13,194                   $   9,421    $  18,521
  Long-term debt                                         9,638      10,619        20,807                      35,004       27,413
  Short-term debt (3)                                    1,534       3,148           861                       2,133       32,512
  Total debt                                            11,172      13,767        21,668                      37,137       59,925

RATIOS:

  Return on average shareholders' equity (%)              32.0        33.9          35.6          10.1           N/A          N/A
  Return on revenues (%)                                   7.4         6.2           4.5           1.6           N/A          N/A
  Long-term debt to shareholders' equity (%)              43.3        56.2         157.7                       371.6        148.0
  Current assets to current liabilities                    1.5         1.4           1.8                         2.1          1.0
  Average inventory turnover                               4.7         4.1           3.2                         2.9          2.9
  Average accounts receivable turnover                     5.2         5.5           4.8                         4.3          3.8

OTHER DATA:

  Shares outstanding (000) (4)                           3,033       3,218         3,137                       3,113       3,088
  Shareholders of record (5)                               304         342           350                         383         423
  Number of employees                                      496         491           461                         466         683

(1) Reflects pro forma adjustments for loss on disposition of businesses described in (2) below and the discontinuance of the Company's other Colortronic brand business, all as more fully explained in Note 3 of the Company's 1997 consolidated financial statements, as if such dispositions and discontinuances had been consummated as of the beginning of the 1995 fiscal year.

(2) 1995 - loss on disposition of businesses of $10,529 from sale of Colortronic GmbH and rights to several related patents and patent applications and $749 loss on the sale of Hasler France and Brazilian businesses; 1994 reserves established for the anticipated sale of Hasler France and Brazilian businesses.

(3)      Including current portion of long-term debt.

(4) Net of treasury stock of 1,063 shares for fiscal years 1994 through 1996, 1,053 for fiscal year 1997 and 1,295 for fiscal year 1998.

(5)      Does not include shareholders whose shares are held in street name.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes. All references to 1998, 1997 and 1996 mean the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively.

OVERVIEW

         In 1998, 1997 and 1996, the Company reported net income of $6,593,000, $5,444,000 and $4,026,000, respectively.

         During early 1996, all Company indebtedness for money borrowed was subject to forbearance agreements with the Company's U.S. and Swiss lenders which had been entered into as a result of significant operating losses incurred by the Company in 1994 and the first half of 1995, including by subsidiaries and other business operations disposed of in 1995. In June 1996, the Company replaced its U.S. lenders, and in early 1997 it negotiated revised financing arrangements with its Swiss lenders. The U.S. forbearance agreement was terminated in June 1996 and the Swiss forbearance agreement on March 31, 1998, and today the Company enjoys normal relationships with all of its lenders.

         Since mid-1995, the Company's results have improved significantly, and it has reported fourteen consecutive quarters in which net income has exceeded net income in the comparable prior year period. Cash flow from operations has been strong, enabling the Company to reduce its debt by $2,595,000 in 1998, $7,901,000 in 1997 and $15,469,000 in 1996. In July 1998, the Company also repurchased 250,000 shares of its common stock for $4,531,250.

         On January 29, 1999, the Company repurchased an additional 100,000 shares of its common stock for $1,812,500, which was funded by a combination of cash in the amount of $312,000 and bank borrowings of $1,500,000.

         K-Tron is an international company which derived approximately 58%, 59% and 62% of its 1998, 1997 and 1996 revenues, respectively, from products manufactured in, and services performed from, its facilities located outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars and the impact of transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from the Company's Swiss manufacturing facilities in currencies other than the Swiss franc.

RESULTS OF OPERATIONS

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated.

                                                 Fiscal Year
                                    ----------------------------------------
                                      1998           1997           1996
                                      ----           ----            ----
Total revenues                          100.0%         100.0%         100.0%
Cost of revenues                         54.9           55.2           56.6
                                    ---------      ---------      ---------
Gross profit                             45.1           44.8           43.4
Selling, general and
 administrative                          31.2           31.9           32.1
Research and development                  3.3            3.2            2.5
                                    ---------      ---------      ---------
Operating income                         10.6            9.7            8.8
Interest                                   .8            1.3            2.3
                                    ---------      ---------      ---------
Income before income taxes                9.8%           8.4%           6.5%
                                    =========      =========      =========
Year-end backlog  (at year-end
1998 foreign exchange rates, in
thousands)                          $  22,354      $  18,693      $  20,161
                                    =========      =========      =========

         As noted above under the Overview, more than half of the Company's revenues are normally derived from activities in foreign jurisdictions. Consequently, the Company's results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc and German mark and, to a lesser degree, the British pound sterling, French franc and other currencies. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, the Company typically receives a majority of its revenues in currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. Accordingly, changes in foreign exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect the Company's total revenues, gross profit and operating income as expressed in U.S. dollars.

         In addition, revenues and income of the Company with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and German mark/Swiss franc (for sales from the Company's Swiss manufacturing facilities which are made in German marks) exchange rates. For 1998, 1997 and 1996, the changes in these and the U.S. dollar/German mark exchange rates were as follows:

                                              Fiscal Year
                                  -----------------------------------------
                                    1998            1997               1996
                                    ----            ----               ----
Average U.S. dollar equivalent
of one Swiss franc                 $.692             $.689             $.810
% change vs. prior year                      NIL             -14.9%

Average U.S. dollar equivalent
of one German mark                 $.570             $.577             $.666
% change vs. prior year                    -0.1%             -13.4%

Average Swiss franc equivalent
of one German mark                  .824              .837              .822
% change vs. prior year                    -1.6%              +1.8%

            Total revenues increased by $1,990,000 or 2.3% in 1998 when compared to 1997. The increase was due to higher U.S. and European shipments offset by lower shipments to Asia from the Company's European manufacturing facilities. Foreign exchange translation rates minimally affected 1998 when compared to 1997.

         Total revenues decreased by $2,719,000 or 3.0% in 1997 when compared to 1996. The decrease in revenues was due to lower exchange translation rates of certain currencies into U.S. dollars. If the average foreign exchange translation rates for 1997 were applied to 1996, 1997 revenues would have increased 6.8% over 1996. The local currency revenue increase was in the United States and Europe.

         Gross profit as a percent of total revenues improved to 45.1% in 1998 as compared to 44.8% in 1997 and 43.4% in 1996. The improvements in gross margin in 1998 and 1997 were primarily due to sales mix and increased volume in local currencies.

         Selling, general and administrative (SG&A) expense remained constant in 1998 when compared to 1997. SG&A expense decreased by $1,019,000 or 3.5% in 1997 as compared to 1996. The decrease in 1997 SG&A was due to the lower foreign exchange translation rates previously described offset in part by higher selling expenses. As a percent of total revenues, SG&A was 31.2% in 1998, 31.9% in 1997 and 32.1% in 1996.

         Research and development (R&D) expenditures increased by $212,000 or 7.7% in 1998 and by $452,000 or 19.5% in 1997 as compared to 1997 and 1996, respectively. R&D
expenses increased due to greater emphasis on the development of new products and enhancements to existing products. The 1997 increase as compared to 1996 was offset in part by lower foreign exchange translation rates. R&D expense as a percent of total revenues was 3.3% in 1998, 3.2% in 1997 and 2.5% in 1996.

         Interest expense decreased by $419,000 or 37.0% in 1998 and by $902,000 or 44.3% in 1997 as compared to 1997 and 1996, respectively. The 1998 decrease from 1997 was primarily due to lower debt levels and reduced interest rates, while the 1997 decrease from 1996 was primarily due to lower debt levels and lower foreign exchange translation rates. Interest expense as a percent of total revenues was 0.8% in 1998, 1.3% in 1997 and 2.3% in 1996.

         Income before income taxes was $8,718,000 in 1998, $7,309,000 in 1997 and $5,841,000 in 1996. The increases during the periods were the result of the other changes discussed above.

         The 1998, 1997 and 1996 provisions for income tax of $2,125,000, $1,865,000 and $1,815,000, respectively, were related primarily to the Company's results in the United States and Germany. The effective tax rates were 24.4% for 1998, 25.5% for 1997 and 31.1% for 1996. The Company has New Jersey state and foreign tax loss carryforwards that total $4,000,000 and $7,800,000, respectively, which, if realized, would have an estimated future benefit of $242,000 and $2,203,000, respectively.

         The Company does not believe that inflation has had a material impact on the results of operations during the last three years.

         The Company's backlog increased by 19.6% at the end of 1998 compared to 1997 (at constant foreign exchange rates), primarily due to increased order volume at the United States and European manufacturing facilities. Whereas in prior years the bulk of the Company's backlog has represented orders that will be ready for delivery in less than 120 days, this was not the case at the end of 1998. The year-end 1998 backlog consisted of orders most of which will be delivered in 1999, but only about 40% of such backlog is expected to be shipped in the first quarter of 1999.

         The Company's backlog decreased by 7.3% at the end of 1997 compared to 1996 (at constant foreign exchange rates), primarily due to reduced order volume for shipment to customers in the United States.

LIQUIDITY AND CAPITAL RESOURCES

         As noted earlier under the Overview, the forbearance agreement between the Company's Swiss subsidiary and its Swiss lenders terminated on March 31, 1998, and the Company now enjoys normal banking relationships with all of its lenders in the United States and Switzerland. All current loan agreements are with the Company's U.S. and Swiss manufacturing subsidiaries.

         During the first part of 1998, new short-term lines of credit were entered into with the Swiss lenders for 6.0 million Swiss francs ($4,372,000). At January 2, 1999, the Company's Swiss subsidiary had borrowed $254,000 under these short-term lines of credit and $4,118,000 was available for future borrowings. The interest rate on the amounts borrowed at January 2, 1999 was 6.5%.

         In addition to the short-term lines of credit, at January 2, 1999 the Company's Swiss subsidiary had mortgage borrowings of 10.35 million Swiss francs ($7,542,000) with maturities through 2002. These mortgages carried interest rates from 2.95% to 5.00%.

         In June 1998, the Company's U.S. manufacturing subsidiary refinanced its 20-year mortgage for $2,700,000 at an interest rate of 7.625%. Monthly principal and interest payments are $25,143. Every five years the bank has the right to review the mortgage and adjust its terms, including due dates and interest rates, with the first such right occurring in June 2003. At January 2, 1999, the amount borrowed under the mortgage was $2,644,000.

         Also in June 1998, the Company's U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with the same bank that provides for a maximum borrowing of $5,000,000, subject to certain borrowing limitations based upon inventory and accounts receivable levels. The interest rate as of January 2, 1999 was 7.75% (prime rate as published). At January 2, 1999, there were no outstanding borrowings under the facility, and $5,000,000 was available for future borrowings.

         Under the terms of the U.S. mortgage and revolving credit facility, fixed assets with a book value of $3,161,000 and accounts receivable and inventory with a book value of $12,091,000 are pledged as collateral, respectively. Under the Swiss mortgages, fixed assets with a book value of $5,117,000 are pledged as collateral.

         The Company's capitalization at the end of 1998, 1997 and 1996 is set forth below:

                                                   (Dollars in thousands)
                                                         Fiscal Year
                                               --------------------------------
                                                1998         1997         1996
                                                ----         ----         ----
Short-term debt, including current
 portion of long-term debt                     $ 1,534      $ 3,148      $   861
Long-term debt                                   9,638       10,619       20,807
                                               -------      -------      -------
Total debt                                      11,172       13,767       21,668
Shareholders' equity                            22,274       18,892       13,194
                                               -------      -------      -------

Total debt and shareholders' equity            $33,446      $32,659      $34,862
  (total capitalization)                       =======      =======      =======


Percent total debt to total capitalization          33%          42%          62%

Percent long-term debt to equity                    43%          56%         158%

Percent total debt to equity                        50%          73%         164%

         Total debt decreased in 1998 and 1997 by $2,595,000 and $7,901,000, respectively, of which $3,031,000 and $7,103,000 were from cash provided by operations. A $436,000 increase in 1998 and a $798,000 decrease in 1997 were due to the effect of foreign currency translation.

         At the end of 1998 and 1997, working capital was $11,446,000 and $9,423,000, respectively, and the ratio of current assets to current liabilities was 1.49 and 1.41, respectively. Working capital increased in 1998 primarily due to funds provided from operations.

         In 1998, 1997 and 1996, the Company utilized internally generated funds to meet its working capital needs.

         Net cash provided by operating activities was $7,615,000 in 1998, $12,594,000 in 1997 and $13,969,000 in 1996. The decrease in operating cash flow since 1996 was primarily the result of an increase in accounts receivable and inventory. In 1998, net income and depreciation and amortization were the principal components of cash provided.

         Excluding the effect of foreign currency translation, accounts receivable and inventory provided cash of $3,241,000 in 1997, while the total amount of accounts payables and accrued expenses increased $1,642,000 during 1997. Significant cash was also provided in 1997 by net income and depreciation and amortization.

         The average number of days to convert accounts receivable to cash was 70 days in 1998 compared to 66 days in 1997 and 76 days in 1996. The average number of days to convert inventory into accounts receivable was 77 days in 1998 compared to 88 days in 1997 and 114 days in 1996. Improved asset management enabled the Company to reduce accounts receivable and inventory levels since 1996.

         Net cash used in investing activities was $2,835,000, $3,955,000 and $2,128,000 in 1998, 1997 and 1996, respectively. Capital expenditures were $2,713,000, $3,000,000 and $2,081,000 in 1998, 1997 and 1996, respectively.
Funds used in 1997 to acquire a Canadian company were $783,000. The Company has no outstanding material commitments for capital improvements, but it does expect to make capital expenditures necessary to maintain its facilities and operations in a normal fashion and, where required, to further its growth and other business objectives.

         Cash used in financing activities in 1998 was primarily used for the purchase of 250,000 shares of the Company's common stock and for debt reduction. Cash used in financing activities in 1997 and 1996 was primarily used for debt reduction. In all three years, this cash was primarily obtained from the cash flow provided by operations. Cash and short-term investments decreased to $3,220,000 at the end of fiscal 1998 from $5,514,000 a year earlier due to the 250,000 share common stock repurchase discussed above.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and German mark, caused a translation increase in shareholders' equity of $574,000 in 1998 following decreases of $560,000 and $393,000 in 1997 and 1996, respectively.

READINESS FOR YEAR 2000

         The Company has substantially completed an evaluation of its information technology infrastructure for Year 2000 compliance and has substantially implemented its Year 2000 compliance strategy. The cost to modify its information technology infrastructure to be Year 2000 compliant has not been and is not expected to be material to its financial condition or results of operations. The Company does not anticipate any material disruptions in its business as a result of any failure by the Company to be Year 2000 compliant.

         The Company anticipates having all systems Year 2000 compliant no later than September 30, 1999 and has not developed a contingency plan. If Year 2000 compliance issues are discovered, the Company then will evaluate the need for a contingency plan relative to those issues.

         The Company is also in the process of obtaining information concerning the Year 2000 compliance status of its significant suppliers, customers and business partners to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their Year

2000 problems. There can be no assurance that such suppliers, customers and business partners are or will be Year 2000 compliant. The risk to the Company resulting from the failure of third parties in the public and private sector to attain Year 2000 readiness is the same as for other firms in the Company's industry or other business enterprises generally and could involve many different types of disruption to the Company's business.

         The costs to complete the Company's Year 2000 evaluation and to secure Year 2000 compliance are based on management's best estimates. These estimates were derived using numerous assumptions, including continued availability of resources, third party contingency plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. The following are representative of the types of risks that could result in the event a critical component of the Company's information systems, factories or facilities fails to be Year 2000 ready, or there is a similar failure by one or more major third party suppliers to the Company: (i) information systems--could include interruptions or disruptions of business and transaction processing such as customer billing, payroll, accounts payable and other operating and information processes, until systems can be remedied or replaced; (ii) factories and facilities--could include interruptions or disruptions of manufacturing processes and facilities with delays in delivery of products, until non-compliant conditions or components can be remedied or replaced; and (iii) major suppliers to the Company--could include interruptions or disruptions of the supply of materials and supplies which could cause interruptions or disruptions of manufacturing and delays in delivery of products, until the third party supplier can remedy the problem or contingency measures can be implemented.

EUROPEAN MONETARY UNION-EURO

         On January 1, 1999, the eleven member countries of the European Union, which does not include Switzerland, established fixed conversion rates between their existing sovereign currencies, and adopted the euro as their new common legal currency. As of that date, the euro began trading on currency exchanges, but the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

         During the transition period, non-cash payments can be made in the euro, and parties can elect to pay for goods and services and transact business using either the euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

         The Company has been planning for the euro's introduction and has not encountered significant difficulties with the euro. Since the Company's sales in Europe are from two manufacturing plants located in Switzerland, and since some sales are made in Swiss francs and others in local currencies, the relationship of the euro to the Swiss franc will be important to the Company, just as the relationship of the Swiss franc to the German mark has been important in the past.

         The euro conversion may affect cross-border competition by creating cross-border price transparency. The Company is assessing its pricing and marketing strategies in order to ensure that it remains competitive in the European market. The Company also implemented a new information technology system in Europe on January 4, 1999 to allow for transactions to take place in both the legacy currencies and the euro and also for the eventual elimination of the legacy currencies, and is reviewing whether any existing contracts will need to be modified. The Company's foreign currency exchange risk in participating countries may be reduced as the legacy currencies are converted to the euro. The Company will continue to evaluate issues involving the introduction of the euro, including accounting, tax and legal issues. Based on current information and the Company's current assessment, the Company does not expect that the euro conversion will have a material adverse effect on its business, results of operations, cash flows or financial condition.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         A wide range of factors could materially affect future developments and performance of the Company, including the following: (i) increasing price and product/service competition by domestic and foreign competitors, including new entrants; (ii) the mix of products/services; (iii) rapid technological changes and developments and the Company's ability to continue to introduce competitive new products on a timely and cost-effective basis; (iv) changes in U.S. and global financial and currency markets, including significant interest rate and foreign currency exchange rate fluctuations; (v) the outcome and impact of Year 2000; (vi) protection and validity of patent and other intellectual property rights, both of the Company and its competitors; (vii) the cyclical nature of the Company's business as a capital goods supplier; (viii) possible future litigation and governmental proceedings; (ix) the availability of financing and financial resources in the amounts, at the times and on the terms required to support the Company's future business, including capacity expansions and possible acquisitions; (x) the loss of key customers, employees or suppliers; (xi) the failure to carry out marketing and sales plans; (xii) the failure successfully to integrate acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial problems;
(xiii) economic, business and regulatory conditions and changes which may affect the level of new investments and purchases made by customers, including general economic and business conditions that are less favorable than expected; and
(xiv) domestic and international political and economic conditions.

         This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

         3. Exhibits. (see (c) below).

         (b)      Reports on Form 8-K.

                  The Company did not file a report on Form 8-K during the quarter ended January 2, 1999.

         (c)      Exhibits.

                  The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1 Restated Certificate of Incorporation, as amended by the Certificate of Amendment to the Restated Certificate of Incorporation of K-Tron International, Inc.+

3.2 By-Laws, as amended (Filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended January 1, 1994 ("1993 Form 10-K") and incorporated herein by reference)

4.1      Form of Certificate for Shares of Common Stock*

4.2 Rights Agreement dated as of October 3, 1991 with First Interstate Bank of Arizona, N.A., as Rights Agent (Filed as Exhibit 1 to the Company's report on Form 8-K dated October 3, 1991 and incorporated herein by reference)

10.1     1986 Stock Option Plan, as amended and restated (Filed as Exhibit
         10.2.1 to the to the Company's annual report on Form 10-K for the year ended January 4, 1992 ("1991 Form 10-K") and incorporated herein by reference)**

10.2     1988 Stock Option Plan for Non-Employee Directors (Filed as Exhibit
         10.2.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988 ("1988 Form 10-K") and incorporated herein by reference)**

10.3     K-Tron International, Inc. 1996 Equity Compensation Plan, as amended*

10.4 K-Tron International, Inc. Amended and Restated Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 28, 1996 and incorporated herein by reference)**

10.5 K-Tron International, Inc. Profit-Sharing and Thrift Plan, as amended and restated (Filed as Exhibit 10.2.5 to the Company's annual report on Form 10-K for the year ended December 30, 1989 and incorporated herein by reference)**

10.6 Amendment No. 1992-1 to K-Tron International, Inc. Profit-Sharing and Thrift Plan (Filed as Exhibit 10.2.6 to the 1991 Form 10-K and incorporated herein by reference)**

10.7 Amendment No. 1996-1 to K-Tron International, Inc. Profit-Sharing and Thrift Plan (Filed as Exhibit 10.2.7 to the Company's annual report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference)**

10.8 K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.9 Form of Employment Agreement with certain employees of the Company listed on Schedule 10.12, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution **

10.10 Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 27, 1997 and incorporated herein by reference)**

10.11 Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as
         Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 3, 1998 and incorporated herein by reference)**

10.12    Indemnification Agreement with Leo C. Beebe, dated March 23, 1987, and
         Schedule 10.2.9 listing other indemnification agreements which are identical in all material respects except for the director or officer who is a party thereto (Filed as Exhibit 10.2.9 to the Company's annual report on Form 10-K for the year ended January 2, 1988 and incorporated herein by reference)**

10.13 Schedule 10.2.11 listing other indemnification agreements which are dated November 18, 1988 and are identical in all material respects to the Indemnification Agreement set forth in Exhibit 10.12 except for the director or officer who is a party thereto (Filed as Exhibit 10.2.11 to the 1988 Form 10-K and incorporated herein by reference)**

10.14 Schedule 10.2.16 listing other indemnification agreements which are dated September 20, 1993, November 12, 1993 and January 14, 1994 and are identical in all material respects to the Indemnification Agreement set forth in Exhibit 10.12 except for the director or officer who is a party thereto (Filed as Exhibit 10.2.16 to the 1993 Form 10-K and incorporated herein by reference)**

10.15 Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA, with limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.1(b) to the Company's report on Form 8-K dated October 30, 1990 and incorporated herein by reference)

10.16 Amendment, dated January 25, 1991, to Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA and to the related limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.3.3 to the Company's annual report on Form 10-K for the year ended December 29, 1990 and incorporated herein by reference)

21.1     Subsidiaries*

23.1     Consent of Arthur Andersen LLP*

24.1     Power of Attorney (Included on Signature Page)

27.1     Financial Data Schedule*
-----------
+        Portion of exhibit filed herewith

*        Filed herewith

** Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit

         COPIES OF THE EXHIBITS ARE AVAILABLE TO SHAREHOLDERS (UPON PAYMENT OF A $.20 PER PAGE FEE TO COVER THE COMPANY'S EXPENSES IN FURNISHING THE EXHIBITS) FROM ROBERT L. WEINBERG, SENIOR EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, K-TRON INTERNATIONAL, INC., ROUTES 55 AND 553, P.O. BOX 888, PITMAN, NEW JERSEY 08071- 0888.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          K-TRON INTERNATIONAL, INC.

Date:  March 22, 1999                     By   /s/ Edward B. Cloues, II
                                             ----------------------------------
                                                Edward B. Cloues, II
                                                Chief Executive Officer


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

Signature                                      Date                        Capacity
---------                                      ----                        --------
/s/ Edward B. Cloues, II                       March 22, 1999              Chief Executive Officer
------------------------------                                             (principal executive officer) and
     Edward B. Cloues, II                                                  Chairman of the Board of Directors

/s/ Robert L. Weinberg                         March 22, 1999              Senior Executive Vice President,
------------------------------                                             Chief Financial Officer and
     Robert L. Weinberg                                                    Treasurer (principal financial
                                                                           officer)


/s/ Alan R. Sukoneck                           March 22, 1999              Vice President, Chief
------------------------------                                             Accounting and Tax Officer
     Alan R. Sukoneck                                                      (principal accounting officer)


/s/ Leo C. Beebe                               March 22, 1999              Director
--------------------------------
     Leo C. Beebe

Signature                                      Date                        Capacity
---------                                      ----                        --------
 /s/ Norman Cohen                              March 22, 1999              Director
--------------------------------
     Norman Cohen

/s/ Richard J. Pinola                          March 22, 1999              Director
--------------------------------
     Richard J. Pinola

/s/ Hans-Jurg Schurmann                        March 22, 1999              Director
--------------------------------
     Hans-Jurg Schurmann

/s/ Jean Head Sisco                            March 22, 1999              Director
--------------------------------
     Jean Head Sisco

/s/ Johannes Wirth                             March 22, 1999              Director
--------------------------------
     Johannes Wirth

                      K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF JANUARY 2, 1999
                      TOGETHER WITH AUDITORS' REPORT

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                           F-2

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES:

   Consolidated Balance Sheets--January 2, 1999 and January 3, 1998                                F-3

   Consolidated Statements of Operations for the Fiscal Years Ended January 2,
     1999, January 3, 1998 and December 28, 1996                                                   F-5

   Consolidated Statements of Changes in Shareholders' Equity for the Fiscal
     Years Ended January 2, 1999, January 3, 1998 and December 28, 1996                            F-6

   Consolidated Statements of Cash Flows for the Fiscal Years Ended
     January 2, 1999, January 3, 1998 and December 28, 1996                                        F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                         F-9

   Schedule II--Valuation Reserves                                                                 S-1

                        [LETTERHEAD ARTHUR ANDERSEN LLP]

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To K-Tron International, Inc.:

We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. (a New Jersey corporation) and subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 2, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-Tron International, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements as of January 2, 1999 and for each of the three years in the period ended January 2, 1999, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Philadelphia, Pa.,                                /s/ Arthur Andersen LLP
    February 8, 1999                              ------------------------

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                     ASSETS

                                                        January 2,  January 3,
                                                          1999         1998
                                                         -------     -------
CURRENT ASSETS:
    Cash and cash equivalents                            $ 3,220     $ 5,154
    Accounts receivable (less allowance for doubtful
       accounts of $1,286 and $1,119)                     19,034      15,336
    Inventories                                           10,743      10,010
    Deferred income taxes                                    819         950
    Prepaid expenses and other current assets              1,177       1,196
                                                         -------     -------
                  Total current assets                    34,993      32,646

PROPERTY, PLANT AND EQUIPMENT, net of
    accumulated depreciation of $27,066 and $24,588       16,215      15,437

PATENTS, net of accumulated amortization of $479
    and $2,997                                               751         694

GOODWILL, net of accumulated amortization
    of $4,113 and $3,376                                   4,454       4,844

OTHER ASSETS                                                 204         628
                                                         -------     -------
                  Total assets                           $56,617     $54,249
                                                         =======     =======


   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    (dollars in thousands except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 January 2,     January 3,
                                                                                    1999           1998
                                                                                 --------        --------
CURRENT LIABILITIES:
    Notes payable to banks                                                       $    254        $  2,088
    Current portion of long-term debt                                               1,280           1,060
    Accounts payable                                                                6,965           5,426
    Accrued expenses and other current liabilities                                  4,034           4,270
    Accrued payroll                                                                 4,307           3,869
    Accrued commissions                                                             2,609           2,463
    Customer advances                                                               1,810           1,627
    Accrued warranty                                                                1,055             912
    Income taxes payable                                                            1,233           1,508
                                                                                 --------        --------
                  Total current liabilities                                        23,547          23,223
                                                                                 --------        --------
LONG-TERM DEBT, net of current portion                                              9,638          10,619
                                                                                 --------        --------
DEFERRED INCOME TAXES                                                                 423             431
                                                                                 --------        --------
OTHER NONCURRENT LIABILITIES                                                          735           1,084
                                                                                 --------        --------
COMMITMENTS AND CONTINGENCIES (Note 11)

SERIES A JUNIOR PARTICIPATING PREFERRED SHARES, $.01 par value, 50,000
   shares authorized; none issued                                                    --              --

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 950,000 shares
       authorized; none issued                                                       --              --
    Common stock, $.01 par value; 50,000,000 shares  authorized; 4,328,555
       and 4,271,300 shares issued                                                     43              43
    Paid-in capital                                                                15,505          14,833
    Retained earnings                                                              21,839          15,246
    Cumulative translation adjustment                                                (192)           (766)
                                                                                 --------        --------
                                                                                   37,195          29,356
    Treasury stock, 1,295,450 and 1,052,950 shares, at cost                       (14,921)        (10,464)
                                                                                 --------        --------
                  Total shareholders' equity                                       22,274          18,892
                                                                                 --------        --------
                  Total liabilities and shareholders' equity                     $ 56,617        $ 54,249
                                                                                 ========        ========

   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (dollars in thousands except share data)

                                                                        For the Fiscal Year Ended
                                                              --------------------------------------------
                                                              January 2,        January 3,      December 28,
                                                                 1999             1998             1996
                                                              ----------       ----------       ----------
REVENUES                                                      $   89,142       $   87,152       $   89,871
COST OF REVENUES                                                  48,946           48,121           50,839
                                                              ----------       ----------       ----------
              Gross profit                                        40,196           39,031           39,032
                                                              ----------       ----------       ----------
OPERATING EXPENSES:
    Selling, general and administrative                           27,784           27,821           28,840
    Research and development                                       2,980            2,768            2,316
                                                              ----------       ----------       ----------
                                                                  30,764           30,589           31,156
                                                              ----------       ----------       ----------
              Operating income                                     9,432            8,442            7,876
INTEREST EXPENSE                                                     714            1,133            2,035
                                                              ----------       ----------       ----------
              Income before income taxes                           8,718            7,309            5,841
INCOME TAX PROVISION                                               2,125            1,865            1,815
                                                              ----------       ----------       ----------
              Net income                                      $    6,593       $    5,444       $    4,026
                                                              ==========       ==========       ==========
BASIC EARNINGS PER SHARE                                      $     2.10       $     1.72       $     1.29
                                                              ==========       ==========       ==========
DILUTED EARNINGS PER SHARE                                    $     2.03       $     1.69       $     1.28
                                                              ==========       ==========       ==========
AVERAGE COMMON SHARES OUTSTANDING                              3,133,000        3,162,000        3,120,000

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING        3,243,000        3,227,000        3,136,000

   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (dollars in thousands)

                                       Common Stock                               Cumulative       Treasury Stock
                                     -------------------  Paid-in    Retained    Translation   ---------------------
                                     Shares     Amount    Capital    Earnings    Adjustment    Shares       Amount       Total
                                     ------     ------    -------    --------    ----------    ------       ------       -----
BALANCE,
   DECEMBER 31, 1995                4,175,585   $   42   $   13,980   $    5,776   $  187     1,062,950    $  (10,564)   $  9,421
     Comprehensive income-
       Net income                        --       --           --          4,026     --            --            --         4,026
       Translation adjustments
                                         --       --           --           --       (393)         --            --          (393)
                                                                                                                         --------
       Total comprehensive
         income                                                                                                             3,633
                                                                                                                         --------
     Issuance of stock                 24,743     --            140         --       --            --            --           140
                                   ----------   ------   ----------   ----------   ------    ----------    ----------    --------

BALANCE,
   DECEMBER 28, 1996                4,200,328       42       14,120        9,802     (206)    1,062,950       (10,564)     13,194
     Comprehensive income-
       Net income                        --       --           --          5,444     --            --            --         5,444
       Translation adjustments
                                         --       --           --           --       (560)         --            --          (560)
                                                                                                                         --------
       Total comprehensive
         income                                                                                                             4,884
                                                                                                                         --------
     Issuance of stock                 70,972        1          713         --       --         (10,000)          100         814
                                   ----------   ------   ----------   ----------   ------    ----------    ----------    --------

BALANCE,
   JANUARY 3, 1998                  4,271,300       43       14,833       15,246     (766)    1,052,950       (10,464)     18,892
     Comprehensive income-
       Net income                        --       --           --          6,593     --            --            --         6,593
       Translation adjustments
                                         --       --           --           --        574          --            --           574
                                                                                                                         --------
       Total comprehensive
         income                                                                                                             7,167
                                                                                                                         --------
     Issuance of stock                 57,255     --            672         --       --          (7,500)           74         746
     Purchase of treasury shares
                                         --       --           --           --       --         250,000        (4,531)     (4,531)
                                   ----------   ------   ----------   ----------   ------    ----------    ----------    --------

BALANCE,
   JANUARY 2, 1999                  4,328,555   $   43   $   15,505   $   21,839   $ (192)    1,295,450    $  (14,921)   $ 22,274
                                   ==========   ======   ==========   ==========   ======    ==========    ==========    ========

   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                   For the Fiscal Year Ended
                                                           -------------------------------------
                                                           January 2,     January 3,    December 28,
                                                              1999           1998           1996
                                                           --------       --------       --------
OPERATING ACTIVITIES:
   Net income                                              $  6,593       $  5,444       $  4,026
   Adjustments to reconcile net income to
     net cash provided by operating activities-
       Depreciation and amortization                          3,158          2,977          3,338
       Amortization of deferred gain on
         sale/leaseback transaction                            (374)          (380)          (447)
       Deferred income taxes                                     81           (321)           443
       Changes in assets and liabilities--
           Accounts receivable, net                          (3,113)           250          3,266
           Inventories                                         (442)         2,991          4,101
           Prepaid expenses and other
                current assets                                  (53)            88             20
           Other assets                                         229           (532)            52
           Accounts payable                                   1,314           (286)        (3,027)
           Accrued expenses and other
                current liabilities                             285          1,928          1,598
           Accrued warranty                                      99            112             18
           Income taxes                                        (162)           323            581
                                                           --------       --------       --------
                Net cash provided by
                  operating activities                        7,615         12,594         13,969
                                                           --------       --------       --------
INVESTING ACTIVITIES:
   Business acquired                                           --             (783)          --
   Capital expenditures                                      (2,713)        (3,000)        (2,081)
   Investment in patents                                       (122)          (172)           (47)
                                                           --------       --------       --------
                Net cash used in investing
                  activities                                 (2,835)        (3,955)        (2,128)
                                                           --------       --------       --------

                                   (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Continued)

                                                                  For the Fiscal Year Ended
                                                          ----------------------------------------
                                                          January 2,    January 3,    December 28,
                                                            1999           1998          1996
                                                          --------       --------       --------
FINANCING ACTIVITIES:
   Net repayments under notes payable to banks            $ (1,142)      $ (6,925)      $(17,684)
   Proceeds from issuance of long-term debt                  1,005            689          6,037
   Principal payments on long-term debt                     (2,894)          (867)          (299)
   Purchase of treasury stock                               (4,531)          --             --
   Proceeds from issuance of common stock                      746            814            140
                                                          --------       --------       --------
                Net cash used in
                    financing activities                    (6,816)        (6,289)       (11,806)
                                                          --------       --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                            102           (275)          (195)
                                                          --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         (1,934)         2,075           (160)
CASH AND CASH EQUIVALENTS:
   Beginning of year                                         5,154          3,079          3,239
                                                          --------       --------       --------
   End of year                                            $  3,220       $  5,154       $  3,079
                                                          ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the year for-
       Interest                                           $    772       $  1,182       $  1,928
                                                          ========       ========       ========
       Income taxes                                       $  2,275       $  1,951       $    699
                                                          ========       ========       ========

   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FISCAL YEAR ENDED JANUARY 2, 1999

1.       NATURE OF OPERATIONS:

K-Tron International, Inc. and its subsidiaries (the "Company") design, produce, market, and sell gravimetric and volumetric feeders, pneumatic conveying systems and related equipment for the handling of bulk solids in a wide variety of manufacturing processes. The Company has manufacturing facilities in the United States, Switzerland and Canada, and its equipment is sold throughout the world.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company's fiscal year is reported on a fifty-two/fifty-three week period. The fiscal year ended January 3, 1998 (referred to herein as "1997") includes fifty-three weeks, while the fiscal years ended January 2, 1999 (referred to herein as "1998") and December 28, 1996 (referred to herein as "1996") each include fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents represent all highly liquid, interest-bearing investments purchased with maturities of three months or less.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and is depreciated on a straight-line basis over the following estimated useful lives: buildings and improvements, 30 to 50 years; automotive equipment, 3 years; machinery and equipment, 3 to 10 years; and furniture and fixtures, 5 to 7 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of such assets or the remaining term of the applicable lease.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at current rates of exchange. Revenues and expenses are translated at average rates prevailing during the year. The Company incurred foreign currency transaction gains of approximately $4,000 and $177,000 for 1998 and 1997, respectively, and a loss amounting to $96,000 in 1996. Translation gains and losses are recorded as a separate component of shareholders' equity.

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

New Accounting Pronouncements

In 1998, the Company was required to adopt for all years presented the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and the current year change in cumulative translation adjustments which is the only nonowner change in equity.

Also in 1998, the Company was required to adopt the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This is further discussed in Note 12 to the consolidated financial statements.

In 2000, the Company is required to adopt the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not anticipate that the adoption will have a material impact on the consolidated financial statements.

3.       INVENTORIES:

Inventories consist of the following:

                   January 2,    January 3,
                     1999          1998
                     -------      -------
                       (in thousands)
Components           $ 8,504      $ 7,926
Work-in-process        1,820        1,796
Finished goods           419          288
                     -------      -------
                     $10,743      $10,010
                     =======      =======

4.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                    January 2,     January 3,
                                      1999           1998
                                    --------       --------
                                          (in thousands)
Land                                $  1,215       $  1,163
Buildings and improvements            17,240         16,736
Automotive equipment                     676            592
Machinery and equipment               12,169         11,282
Furniture and fixtures                11,981         10,252
                                    --------       --------
                                      43,281         40,025
Less- Accumulated depreciation
    and amortization                 (27,066)       (24,588)
                                    --------       --------
                                    $ 16,215       $ 15,437
                                    ========       ========

Depreciation of property, plant and equipment for 1998, 1997 and 1996 was $2,345,000, $2,457,000 and $2,467,000, respectively.

5. NOTES PAYABLE TO BANKS AND LONG-TERM DEBT:

The Swiss lenders to the Company's Swiss subsidiary terminated a forbearance agreement on March 31, 1998 after the Swiss subsidiary achieved at January 3, 1998 the required debt-to-equity ratio. During 1998, new short-term lines of credit were entered into with the Swiss lenders for 6.0 million Swiss francs ($4.4 million). At January 2, 1999, the Company's Swiss subsidiary had $254,000 borrowed under short-term lines of credit with its Swiss lenders and $4,118,000 was available for future borrowings. The interest rate on the amounts borrowed at January 2, 1999 was 6.5%. In addition to the short-term lines of credit, the Company's Swiss subsidiary had mortgage borrowings of 10.4 million Swiss francs ($7.5 million) with maturities through 2002 from its Swiss bank lenders.

In June 1998, the Company's U.S. manufacturing subsidiary refinanced its 20-year mortgage for $2.7 million at an interest rate of 7.625%. Monthly principal and interest payments are $25,143. The bank has the right to review and adjust the terms of the mortgage every five years.

Also in June 1998, the U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with a lender that provides for a maximum borrowing of $5.0 million, subject to certain maximum borrowing limitations based upon inventory and receivable levels. The interest rate as of January 2, 1999 was 7.75%. As of January 2, 1999, there were no outstanding borrowings under the agreement and $5.0 million was available for future borrowings.

Under the terms of the U.S. mortgage and revolving credit facilities, fixed assets with a book value of $3,161,000 and accounts receivable and inventory with a book value of $12,091,000, are pledged as collateral. In addition, fixed assets with a book value of $5,117,000 are pledged as collateral under Swiss mortgages.

Long-term debt consists of the following:

                                                       January 2,   January 3,
                                                         1999         1998
                                                      --------      --------
                                                             (in thousands)

U.S. mortgage, interest at 7.625% per annum           $  2,644       $  2,632
Non-U.S. mortgages, interest at market rates
    (2.95% to 5.0% at January 2, 1999 and
    5.5% to 7.25% at January 3, 1998)                    7,542          7,934
Other                                                      732          1,113
                                                      --------       --------
                                                        10,918         11,679
Less-  Current portion                                  (1,280)        (1,060)
                                                      --------       --------
                                                      $  9,638       $ 10,619
                                                      ========       ========

Future annual payments required on long-term debt are as follows (in thousands):

                     Fiscal Year                       Amount
                     -----------                       ------

                     1999                              $ 1,280
                     2000                                2,461
                     2001                                   97
                     2002                                3,722
                     2003                                   86
                     Thereafter                          3,272
                                                       -------
                                                       $10,918

6.   EMPLOYEE BENEFIT PLANS:

The Company has a profit-sharing and thrift plan for all U.S. employees who have worked for the Company for at least one year and who are employed at the end of the year. All Company contributions to the plan are at the discretion of the Board of Directors. The Company's profit-sharing contribution vests over a seven-year period. In addition, employees may voluntarily participate in the thrift plan and authorize payroll deductions ranging from 1% to 15% of their compensation. Related matching Company contributions are vested immediately. The Board of Directors authorized matching contributions of 110% of the first 6% of participants' compensation for 1998 and 100% of the first 6% of participants' compensation for 1997 and 1996. The Board of Directors did not authorize any 1998, 1997 or 1996 contribution to the profit-sharing portion of the plan.

Substantially all foreign employees participate in defined contribution group pension plans. Contributions are paid by the employee and employer at percentages that vary according to age and other factors.

The expense associated with the thrift plan for 1998, 1997 and 1996 was $443,000, $355,000 and $269,000, respectively. The foreign pension expense for 1998, 1997 and 1996 was $1,231,000, $1,066,000 and $1,122,000, respectively.

In June 1981, the Company adopted an employee stock purchase plan under which eligible employees of the Company may elect to participate through payroll deductions for up to 10% of their gross compensation. Such deductions are used to purchase common stock of the Company at a price equal to 85% of the market value, not to exceed $25,000 in stock in any year. Under this plan, the Company issued 14,241 shares of common stock at an average price of $14.92 in 1998, 17,468 shares of common stock at an average price of $10.72 in 1997 and 24,743 shares of common stock at an average price of $5.67 in 1996.

7.   SHAREHOLDERS' EQUITY:

In 1991, the Board of Directors determined the rights on 50,000 shares of the authorized preferred stock as the Series A Junior Participating Preferred Shares (the "Series A Preferred Shares"). Each one one-hundredth of a share of the Series A Preferred Shares carries voting and dividend rights that are equivalent to one share of the common stock. The voting and dividend rights are subject to adjustment in the event of a dividend on common stock which is payable in common stock or any subdivisions or combinations with respect to the outstanding shares of common stock (see Note 8).

The Board of Directors has not determined the rights on the remaining 950,000 shares of the authorized preferred stock as of January 2, 1999.

The Company had a stock option plan for nonemployee directors (the "1988 plan") which expired in November 1998, but which option grants remain outstanding. The plan provided that each eligible director was granted a single option to purchase 10,000 shares of the Company's common stock at a price equal to the fair market value at the date of grant. The aggregate number of shares which could be issued under the plan was 100,000. These options had a term of ten years and became exercisable in four equal annual installments beginning on the date of the grant.

The Company's 1986 Stock Option Plan, as amended (the "1986 plan"), expired in January 1996, but option grants under the 1986 plan remain outstanding. Key employees of and consultants to the Company could be granted options to purchase shares of the Company's common stock. These options could be either incentive stock options or nonqualified stock options. The Stock Option Committee under the 1986 plan determined the term of each option, but no option could be exercisable more than ten years from the date the option was granted. The Stock Option Committee also determined the option exercise price per share. With respect to incentive stock options, the exercise price must at least equal the fair market value of a share of common stock as of the date the option was granted.

In 1996, the Company adopted the 1996 Equity Compensation Plan, (the "1996 plan"), with features similar to the 1986 plan, except that the maximum number of shares that may be issued is 450,000. The 1996 plan was amended in 1998, increasing the maximum number of shares that may be issued to 600,000 and allowing nonemployee directors to receive grants thereunder at fair market value. The 1996 plan is administered by a committee selected by the Board of Directors.

A summary of the Company's stock option and restricted stock grant activity for the plans referred to above for the three fiscal years ended January 2, 1999, is as follows:

                                                           Average
                                                            Price
                                        Outstanding       Per Share      Available
                                        -----------       ---------      ---------
BALANCE,
    DECEMBER 31, 1995                    253,684          $               299,631
       Canceled                           (5,000)             8.45           --
       1996 plan adoption                   --                --          450,000
       1986 plan expiration                 --                --         (249,631)
                                         -------                         --------

BALANCE,
    DECEMBER 28, 1996                    248,684                          500,000
       Granted                           100,000             14.00       (100,000)
       Canceled                           (1,500)             8.00           --
       Exercised                         (56,150)             9.37           --
                                         -------                         --------

BALANCE,
    JANUARY 3, 1998                      291,034                          400,000
       1996 plan amendment                                                150,000
       Granted                           105,000             17.75       (105,000)
       Canceled                           (5,850)             9.33          1,000
       Exercised                         (43,550)            10.07           --
       Restricted stock granted           20,000              --          (20,000)
       Restricted stock exercised         (7,500)             --             --
       1988 plan expiration                 --                --          (50,000)
                                         -------                         --------

BALANCE,
    JANUARY 2, 1999                      359,134                          376,000
                                         =======                         ========


As of January 2, 1999, thirty-three employees held options under the 1986 plan for an aggregate of 113,734 shares at exercise prices from $6.25 to $12.50 with a weighted average option price of $8.44. These options expire in varying amounts through the year 2005. As of January 2, 1999, twenty-eight employees and six nonemployee directors held options under the 1996 plan for an aggregate of 204,000 shares at exercise prices from $14.00 to $19.00 with a weighted average option price of $15.92. These options expire through 2008. In addition, one employee held a restricted stock grant for 12,500 shares. As of January 2, 1999, under the 1988 plan, three directors held options for an aggregate of 28,900 shares at exercise prices from $9.25 to $11.00 with a weighted average option price of $10.18. These options expire in varying amounts through the year 2004.

In July 1998, the Company repurchased 250,000 shares of its common stock, representing approximately 7.7% of its outstanding common stock. The purchase price was $4,531,250, or $18.125 a share.

Subsequent Event

In January 1999, the Company repurchased an additional 100,000 shares of its common stock, representing approximately 3.3% of its outstanding common stock. The purchase price of $1,812,500, or $18.125 a share, was funded by a combination of cash in the amount of $312,500 and bank borrowings of $1,500,000.

Pro Forma Information

As permitted under SFAS No. 123, the Company has elected to continue to account for compensation cost using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 does require the Company to disclose pro forma net income and pro forma earnings per share amounts as if compensation expense were recognized for options granted after fiscal year 1994. Using this approach, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table:

                                                               1998       1997      1996
                                                              ------     ------    ------
                                                             (millions, except per share)
       Net income - as reported                               $6,593     $5,444    $4,026
       Net income - pro forma                                  6,090      5,256     3,947
       Basic earnings per share - as reported                   2.10       1.72      1.29
       Basic earnings per share - pro forma                     1.94       1.66      1.27
       Diluted earnings per share - as reported                 2.03       1.69      1.28
       Diluted earnings per share - pro forma                   1.88       1.63      1.26

This pro forma impact may not be representative of the effects for future years and could increase if additional options are granted and amortized over the vesting period.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 44.13%, 43.60% and 41.60%; risk-free interest rate of 5.85%, 6.02% and 6.06%; and expected life of 6.38 years, 6.00 years and 6.00 years in 1998, 1997 and 1996, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility.

8.   SHAREHOLDER RIGHTS PLAN:

The Company has a Shareholder Rights Plan (the "Rights Agreement") which was adopted by the Board of Directors on October 3, 1991. The Rights Agreement provides that each share of the Company's common stock outstanding as of October 14, 1991 has associated with it one right ("Right") to purchase one one-hundredth of a share of the Series A Preferred Shares at an exercise price of $40 per share. Such exercise price is subject to adjustment as described in the Rights Agreement.

The Rights will be exercisable only 10 days following a public announcement that a person or group has acquired or obtained the right to acquire beneficial ownership of 20% or more of the outstanding common stock of the Company, or not later than 65 days after the commencement of a tender offer or an exchange offer that would result in a person or group beneficially owning 20% or more of the outstanding common stock. In either such case, the Rights would entitle shareholders (other than the 20% acquiror) to purchase for $40 the number of shares of the Company's common stock which would have a market value of $80. In the event that the Company is acquired in a merger or other business combination, the Rights would entitle the shareholders (other than the acquiror) to purchase securities of the surviving company at a similar discount. In lieu of requiring payment of the exercise price of the Rights upon the occurrence of the above-noted events, the Company may permit the holders to simply surrender the Rights and receive the number of shares of the Company's common stock which would have a market value of $40.

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

9.   INCOME TAXES:

Following are the domestic and foreign components of the income before income taxes:

                                         Fiscal Year Ended
                                 -----------------------------------
                                 January 2,  January 3,  December 28,
                                   1999        1998         1996
                                   ------      ------      ------
                                         (in thousands)
United States                      $6,595      $2,387      $2,648
Foreign                             2,123       4,922       3,193
                                   ------      ------      ------
   Income before income taxes      $8,718      $7,309      $5,841
                                   ======      ======      ======

The income tax provision (benefit) consists of the following:

                                              Fiscal Year Ended
                                       ------------------------------------
                                       January 2,   January 3,    December 28,
                                         1999         1998           1996
                                        -------      -------       -------
                                               (in thousands)
Current:
  Federal and state                     $ 1,938      $ 2,061       $ 1,056
  Foreign                                   106          125           316
                                        -------      -------       -------
       Total current                      2,044        2,186         1,372
                                        -------      -------       -------
Deferred:
  Federal and state                          56         (325)         (141)
  Foreign                                    25            4            (8)
  Benefit of foreign net operating
     loss carryforwards                    --           --             592
                                        -------      -------       -------
       Total deferred (benefit)              81         (321)          443
                                        -------      -------       -------
Total income tax provision              $ 2,125      $ 1,865       $ 1,815
                                        =======      =======       =======

Significant components of the deferred tax accounts at January 2, 1999 and January 3, 1998, are as follows:

                                        January 2,   January 3,
                                          1999          1998
                                        -------       -------
                                            (in thousands)
Deferred tax assets:
  Depreciation                          $   126       $   172
  Accrued liabilities                       501           672
  Net operating loss carryforwards        2,445         2,790
  Inventory basis differences               223           291
  Other                                     213           177
                                        -------       -------
                                          3,508         4,102
  Valuation allowance                    (2,580)       (2,993)
                                        -------       -------
       Total assets                         928         1,109
                                        -------       -------
Deferred tax liabilities:
  Depreciation                             (230)         (210)
  Other                                    (302)         (380)
                                        -------       -------
       Total liabilities                   (532)         (590)
                                        -------       -------
Net deferred asset                      $   396       $   519
                                        =======       =======

Foreign and U.S. state operating loss carryforwards as of January 2, 1999 were $7.8 million and $4 million, respectively. Of the $7.8 million of foreign losses, $6.4 million are available to offset future income through 2005. The balance of $1.4 million has an unlimited carryforward period. U.S. state operating losses are available through 2005.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for all foreign and state net operating loss carryforwards and certain other deferred tax assets for which realization is dependent on future taxable earnings.

At January 2, 1999, retained earnings include $12 million of undistributed net income of foreign subsidiaries. Management considers such income to have been permanently invested and, therefore, no federal income taxes have been provided for these items.

A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:

                                                           Fiscal Year Ended
                                                  -----------------------------------
                                                  January 2,    January 3,   December 28,
                                                    1999           1998         1996
                                                   -------       -------       -------
                                                             (in thousands)
Income tax provision on income before income
    tax at statutory federal income tax rates      $ 2,964       $ 2,485       $ 1,986
Foreign tax rate differential                          (58)         (237)           80
State tax, net of federal benefit                      263           133            28
U.S. and foreign permanent tax
    differences                                       (440)          708           325
Change in valuation allowance                         (532)       (1,307)         (640)
Other                                                  (72)           83            36
                                                   -------       -------       -------
Income tax provision                               $ 2,125       $ 1,865       $ 1,815
                                                   =======       =======       =======

10.   EARNINGS PER SHARE:

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

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                                   Income Available
                                                     To Common                              Per Share
                                                   Shareholders          Shares             Amount
                                                           For the Fiscal Year Ended January 2, 1999
                                                  ---------------------------------------------------
Basic          Net Income                         $   6,593,000         3,133,000         $  2.10
               Common Share Equivalent of
               Options Issued                            --              110,000             (.07)
                                                  -------------       ----------          -------
Diluted                                           $   6,593,000         3,243,000         $  2.03
                                                  =============       ===========         =======

                                                     For the Fiscal Year Ended January 3, 1998
                                                  -------------------------------------  --------
Basic          Net Income                         $   5,444,000        3,162,000         $ 1.72
               Common Share Equivalent of
               Options Issued                            --               65,000           (.03)
                                                  -------------       ----------         ------
Diluted                                           $   5,444,000        3,227,000         $ 1.69
                                                  =============       ==========         ======

                                                    For the Fiscal Year Ended December 28, 1996
                                                  ---------------------------------------------
Basic          Net Income                         $   4,026,000        3,120,000         $  1.29
               Common Share Equivalent of
               Options Issued                            --               16,000           ( .01)
                                                  -------------       ----------         -------
Diluted                                           $   4,026,000       3,136,000         $  1.28
                                                  =============       ==========         =======

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

Immediately prior to the 1990 acquisition of Hasler, the Company's heavy feeder division, the acquired company entered into a sale/leaseback agreement on its real property in Switzerland. The net proceeds of this transaction were distributed to the seller as a dividend. The gain from this transaction has been classified as Other Noncurrent Liabilities in the Company's consolidated balance sheets. This deferred gain is being amortized over the life of the resulting operating lease (ten years). Amortization of the deferred gain for 1998, 1997, and 1996 was $374,000, $380,000 and $447,000, respectively.

As of January 2, 1999, future minimum payments under operating leases having noncancelable terms in excess of one year are summarized below:

                                                        Operating
                                                         Leases
                                                       ---------
                                                     (in thousands)
                1999                                   $     774
                2000                                         468
                2001                                          50
                2002                                          23
                2003                                          67
                                                       ---------
                                                       $   1,382
                                                       =========

Rent expense for 1998, 1997 and 1996 was $702,000, $647,000 and $1,129,000,
respectively.

The Company has employment contracts with eight executives. Except in one case when two years advance notice is required, these contracts may be terminated by the Company on one year's advance notice. Under the agreements, each individual is guaranteed minimum compensation over the contract period. As of January 2, 1999, the estimated future obligation under these contracts is $1,346,300 (1999) and $400,000 (2000).

12.   MANAGEMENT SEGMENT INFORMATION:

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 introduces a new model for segment reporting called the management approach. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance.

The Company is engaged in one business segment, the development, manufacturing and marketing of gravimetric and volumetric feeders, pneumatic conveying systems and related equipment. The Company operates in two primary geographic locations, North America and Western Europe.

                                                         North         Western       Elimi-      Consoli-
                                                        America         Europe       nations       dated
                                                        ---------      ---------   -----------    ---------
                                                                        (in thousands)
FISCAL YEAR ENDED
  JANUARY 2, 1999:
     Revenues-
       Sales to unaffiliated customers                  $  37,642      $  51,500   $    --        $  89,142
       Sales to affiliates                                  3,645          1,881        (5,526)      --
                                                        ---------      ---------   -----------    ---------
                  Total sales                           $  41,287      $  53,381   $    (5,526)   $  89,142
                                                        =========      =========   ===========    =========
     Operating income                                   $   6,860      $   2,425   $       147    $   9,432
                                                        =========      =========   ===========
     Interest expense                                                                                  (714)
                                                                                                  ---------
     Income before income taxes                                                                   $   8,718
                                                                                                  =========
     Capital expenditures                               $   1,121      $   1,592                  $   2,713
     Depreciation and amortization
       expense                                              1,376          1,782                      3,158
     Total assets                                          20,212         36,405                     56,617
FISCAL YEAR ENDED
  JANUARY 3, 1998:
     Revenues-
       Sales to unaffiliated customers                  $  35,507      $  51,645   $    --        $  87,152
       Sales to affiliates                                  1,976          1,931        (3,907)      --
                                                        ---------      ---------   -----------    ---------
                  Total sales                           $  37,483      $  53,576   $    (3,907)   $  87,152
                                                        =========      =========   ===========    =========
     Operating income                                   $   3,040      $   5,607   $      (205)   $   8,442
                                                        =========      =========   ===========
     Interest expense                                                                                (1,133)
                                                                                                  ----------
     Income before income taxes                                                                   $   7,309
                                                                                                  =========
     Capital expenditures                               $   1,003      $   1,997                  $   3,000
     Depreciation and amortization
       expense                                              1,005          1,972                      2,977
     Total assets                                          21,276         32,973                     54,249
FISCAL YEAR ENDED
  DECEMBER 28, 1996:
     Revenues-
       Sales to unaffiliated customers                  $  34,123      $  55,748   $    --        $  89,871
       Sales to affiliates                                  4,204          2,995        (7,199)      --
                                                        ---------      ---------   -----------    ---------
                  Total sales                           $  38,327      $  58,743   $    (7,199)   $  89,871
                                                        =========      =========   ===========    =========
     Operating income                                   $   3,297      $   4,485   $        94    $   7,876
                                                        =========      =========   ===========
     Interest expense                                                                                (2,035)
                                                                                                  ---------
     Income before income taxes                                                                   $   5,841
                                                                                                  =========
     Capital expenditures                               $     686      $   1,395                  $   2,081
     Depreciation and amortization
       expense                                              1,281          2,057                      3,338
     Total assets                                          17,863         37,467                     55,330

                                                                     SCHEDULE II

                           K-TRON INTERNATIONAL, INC.
                               VALUATION RESERVES

                                              Balance at          Additions
                                              Beginning           Charged                                 Balance at
                                              of Period           to Income          Deductions(1)       End of Period
                                              ---------           ---------          -------------       -------------
FISCAL YEAR ENDED
   JANUARY 2, 1999:
     Allowance for doubtful accounts          $1,119,000          $  208,000          $   41,000          $1,286,000

FISCAL YEAR ENDED
   JANUARY 3, 1998:
     Allowance for doubtful accounts           1,037,000             184,000             102,000           1,119,000

FISCAL YEAR ENDED
   DECEMBER 28, 1996:
     Allowance for doubtful accounts           1,077,000             366,000             406,000           1,037,000



(1) Accounts written off less recoveries, net of foreign exchange translation adjustment.

                                  EXHIBIT INDEX

Exhibit
Number            Description
------            -----------
3.1               Restated Certificate of Incorporation, as amended by the
                  Certificate of Amendment to the Restated Certificate of Incorporation of K-Tron International, Inc.+

3.2 By-Laws, as amended (Filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended January 1, 1994 ("1993 Form 10-K") and incorporated herein by reference)

4.1               Form of Certificate for Shares of Common Stock*

4.2 Rights Agreement dated as of October 3, 1991 with First Interstate Bank of Arizona, N.A., as Rights Agent (Filed as
                  Exhibit 1 to the Company's report on Form 8-K dated October 3, 1991 and incorporated herein by reference)

10.1              1986 Stock Option Plan, as amended and restated (Filed as
                  Exhibit 10.2.1 to the to the Company's annual report on Form 10-K for the year ended January 4, 1992 ("1991 Form 10-K") and incorporated herein by reference)**

10.2              1988 Stock Option Plan for Non-Employee Directors (Filed as
                  Exhibit 10.2.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988 ("1988 Form 10-K") and incorporated herein by reference)**

10.3 K-Tron International, Inc. 1996 Equity Compensation Plan, as amended*

10.4 K-Tron International, Inc. Amended and Restated Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 28, 1996 and incorporated herein by reference)**

10.5 K-Tron International, Inc. Profit-Sharing and Thrift Plan, as amended and restated (Filed as Exhibit 10.2.5 to the Company's annual report on Form 10-K for the year ended December 30, 1989 and incorporated herein by reference)**

10.6 Amendment No. 1992-1 to K-Tron International, Inc. Profit-Sharing and Thrift Plan (Filed as Exhibit 10.2.6 to the 1991 Form 10-K and incorporated herein by reference)**

10.7 Amendment No. 1996-1 to K-Tron International, Inc. Profit-Sharing and Thrift Plan (Filed as Exhibit 10.2.7 to the Company's annual report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference)**

10.8 K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.9 Form of Employment Agreement with certain employees of the Company listed on Schedule 10.12, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution **

10.10 Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 27, 1997 and incorporated herein by reference)**

10.11 Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 3, 1998 and incorporated herein by reference)**

10.12 Indemnification Agreement with Leo C. Beebe, dated March 23, 1987, and Schedule 10.2.9 listing other indemnification agreements which are identical in all material respects except for the director or officer who is a party thereto (Filed as Exhibit 10.2.9 to the Company's annual report on Form 10-K for the year ended January 2, 1988 and incorporated herein by reference)**

10.13 Schedule 10.2.11 listing other indemnification agreements which are dated November 18, 1988 and are identical in all material respects to the Indemnification Agreement set forth in Exhibit 10.12 except for the director or officer who is a party thereto (Filed as Exhibit 10.2.11 to the 1988 Form 10-K and incorporated herein by reference)**

10.14 Schedule 10.2.16 listing other indemnification agreements which are dated September 20, 1993, November 12, 1993 and January 14, 1994 and are identical in all material respects to the Indemnification Agreement set forth in Exhibit 10.12 except for the director or officer who is a party thereto (Filed as Exhibit 10.2.16 to the 1993 Form 10-K and incorporated herein by reference)**

10.15 Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA, with limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.1(b) to the Company's report on Form 8-K dated October 30, 1990 and incorporated herein by reference)

10.16 Amendment, dated January 25, 1991, to Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA and to the related limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.3.3 to the Company's annual report on Form 10-K for the year ended December 29, 1990 and incorporated herein by reference)

21.1              Subsidiaries*

23.1              Consent of Arthur Andersen LLP*

24.1              Power of Attorney (Included on Signature Page)

27.1              Financial Data Schedule*

+        Portion of exhibit filed herewith

*        Filed herewith

** Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit