Form 10-Q
period 1999-04-03
K TRON INTERNATIONAL INC
filed 1999-05-06
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended       April 3, 1999
                                                --------------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              For the transition period from                to
                                             --------------    -----------------

                          Commission file number  0-9576
                                                ----------

                           K-TRON INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             New Jersey                                        22-1759452
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
         or Organization)                                   Identification #)

Routes 55 & 553, P.O. Box 888, Pitman, New Jersey              08071-0888
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code           (609) 589-0500
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

The number of shares of Common Stock outstanding as of April 3, 1999 was:
                                                       -------------
2,947,105 Shares
----------------

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                                              Page No.
                                                                                              --------
PART  I.                   FINANCIAL INFORMATION
                           ---------------------

                  Item 1.  Financial Statements

                           Consolidated Balance Sheets
                           April 3, 1999 and January 2, 1999                                     1

                           Consolidated Statements of Income
                           & Retained Earnings for the Three
                           Months Ended April 3, 1999 and
                           April 4, 1998                                                         2

                           Consolidated Statements of Cash Flows
                           for the Three Months Ended April 3, 1999
                           and April 4, 1998                                                     3

                           Notes to Consolidated Financial Statements                            4 - 6

                  Item 2.  Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                                         7 - 11

PART II.                   OTHER INFORMATION
                           -----------------

                  Item 6.  Exhibits and Reports on Form 8-K                                      12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                                  April 3,             January 2,
                                                                                    1999                   1999
                                                                                 (Unaudited)            (Audited)
                                                                                 -----------            ---------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $  2,863             $  3,220
   Accounts receivable (less allowance for doubtful accounts of
     $1,214 and $1,286)                                                              16,256               19,034
   Inventories                                                                       11,663               10,743
   Deferred income taxes                                                                819                  819
   Prepaid expenses and other current assets                                          1,695                1,177
                                                                                   --------             --------
         Total current assets                                                        33,296               34,993


PROPERTY, PLANT AND EQUIPMENT, net                                                   15,683               16,215
PATENTS, net                                                                            772                  751
GOODWILL, net                                                                         4,073                4,454
OTHER ASSETS                                                                            195                  204
                                                                                   --------             --------
         Total assets                                                              $ 54,019             $ 56,617
                                                                                   ========             ========


                              LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                                                          $     --             $    254
   Current portion of long-term debt                                                    890                1,280
   Accounts payable                                                                   6,790                6,965
   Accrued expenses & other current liabilities                                       4,189                4,034
   Accrued payroll                                                                    2,353                4,307
   Accrued commissions                                                                2,029                2,609
   Customer advances                                                                  2,797                1,810
   Accrued warranty                                                                     987                1,055
   Income taxes payable                                                               1,396                1,233
                                                                                   --------             --------
         Total current liabilities                                                   21,431               23,547

LONG-TERM DEBT, net of current portion                                               10,568                9,638
DEFERRED INCOME TAXES                                                                   423                  423
OTHER NONCURRENT LIABILITIES                                                            588                  735
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
   SHARES, $.01 par value - authorized 50,000 shares; none issued                        --                   --
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value - authorized 950,000 shares;
     none issued                                                                         --                   --
   Common stock, $.01 par value - authorized 50,000,000 shares;
     issued 4,330,055 shares and 4,328,555 shares                                        43                   43
   Paid-in capital                                                                   15,575               15,505
   Retained earnings                                                                 23,199               21,839
   Cumulative translation adjustments                                                (1,199)                (192)
                                                                                   --------             --------
                                                                                     37,618               37,195
                                                                                   --------             --------
   Treasury stock, 1,382,950 and 1,295,450 shares - at cost                         (16,609)             (14,921)
                                                                                   --------             --------
         Total shareholders' equity                                                  21,009               22,274
                                                                                   --------             --------
         Total liabilities and shareholders' equity                                $ 54,019             $ 56,617
                                                                                   ========             ========


                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)


                                                     Three Months Ended
                                                    ---------------------
                                                    April 3,     April 4,
                                                     1999         1998
                                                     ----         ----
REVENUES                                          $   19,840   $   21,455

COST OF REVENUES                                      10,719       11,815
                                                  ----------   ----------
       Gross profit                                    9,121        9,640

OPERATING EXPENSES:
       Selling, general and administrative             6,606        6,855
       Research and development                          821          735
                                                  ----------   ----------
                                                       7,427        7,590
                                                  ----------   ----------
       Operating income                                1,694        2,050

INTEREST EXPENSE                                         134          208
                                                  ----------   ----------
       Income before income taxes                      1,560        1,842
INCOME TAX PROVISION                                     200          535
                                                  ----------   ----------
   Net income                                          1,360        1,307

RETAINED EARNINGS
     Beginning of period                              21,839       15,246
                                                  ----------   ----------
     End of period                                $   23,199   $   16,553
                                                  ==========   ==========

EARNINGS PER SHARE
     Basic                                        $      .46   $     . 40
                                                  ==========   ==========
     Diluted                                      $      .44   $      .39
                                                  ==========   ==========

AVERAGE COMMON SHARES OUTSTANDING                  2,976,000    3,236,000
                                                  ==========   ==========

AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                              3,076,000    3,331,000
                                                  ==========   ==========


                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                          April 3,      April 4,
                                                                                            1999          1998
                                                                                            ----          ----
OPERATING ACTIVITIES:
   Net income                                                                              $1,360         $1,307
   Adjustment to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                           803            734
      Amortization of deferred gain on sale/leaseback transaction                             (96)           (93)
      Changes in assets and liabilities:
         Accounts receivable, net                                                           1,935         (1,486)
         Inventories                                                                       (1,421)          (187)
         Prepaid expenses and other current assets                                           (624)            88
         Other assets                                                                          (7)           396
         Accounts payable                                                                     241            305
         Accrued expenses and other current liabilities                                      (858)          (941)
         Accrued warranty                                                                     (19)            64
         Income taxes                                                                         194            157
                                                                                           -------        -------
   Net cash provided by operating activities                                                1,508            344
                                                                                           -------        -------


INVESTING ACTIVITIES:
   Capital expenditures                                                                      (902)          (756)
   Investment in patents                                                                      (40)           (25)
                                                                                           -------        -------
   Net cash used in investing activities                                                     (942)          (781)
                                                                                           -------        -------

FINANCING ACTIVITIES:
   Net repayments under notes payable to banks                                               (244)          (696)
   Principal payments on long-term debt                                                      (421)          (601)
   Proceeds from issuance of long-term debt                                                 1,500            405
   Purchase of treasury stock                                                              (1,812)            --
   Proceeds from issuance of common stock                                                     194            281
                                                                                           -------        -------
   Net cash used in financing activities                                                     (783)          (611)
                                                                                           -------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                 (140)          (111)
                                                                                           -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (357)        (1,159)
                                                                                           -------        -------

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                      3,220          5,154
                                                                                           -------        -------
   End of period                                                                           $2,863         $3,995
                                                                                           =======        =======


                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 3, 1999
                                   (Unaudited)

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

The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 2, 1999 which was previously filed with the Securities and Exchange Commission.

2. Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash paid in the first three months of 1999 and 1998 for interest was $.1 million and $.2 million, respectively, and for income taxes was $.0 million and $.3 million, respectively.

3. Earnings per Share

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires that the Company report Basic and Diluted Earnings Per Share. Basic Earnings Per Share represents net income less preferred dividends divided by the weighted average common shares outstanding. Diluted Earnings Per Share is calculated similarly, except that the denominator includes weighted average common shares outstanding plus the dilutive effect of options, warrants, convertible securities and other instruments with dilutive effects if exercised.

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                                       For the Three Months Ended April 3, 1999
                                                     --------------------------------------------
                                                     (Dollars in Thousands except Per Share Data)

                                                     Income Available
                                                       To Common                        Per Share
                                                       Shareholders      Shares           Amount
                                                       ------------      ------           ------
Basic             Net Income                              $1,360       2,976,000        $    .46

                  Common Share Equivalent
                    of Options Issued                         --         100,000            (.02)
                                                          ------       ---------        --------

Diluted                                                   $1,360       3,076,000        $    .44
                                                          ======       =========        ========

                                                       For the Three Months Ended April 4, 1998
                                                     --------------------------------------------
                                                     (Dollars in Thousands except Per Share Data)

                                                     Income Available
                                                       To Common                        Per Share
                                                       Shareholders      Shares           Amount
                                                       ------------      ------           ------
Basic             Net Income                              $1,307       3,236,000        $    .40

                  Common Share Equivalent
                    of Options Issued                         --          95,000            (.01)
                                                          ------       ---------        --------
Diluted                                                   $1,307       3,331,000        $    .39
                                                          ======       =========        =========


Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

4. Impact of New Accounting Pronouncements

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and the current year change in cumulative translation adjustments which is the only nonowner change in equity. For the three months in the period ended April 3, 1999 and April 4, 1998, the following table sets forth the Company's comprehensive income:

                                                        Three Months Ended
                                                      -----------------------
                                                     April 3,          April 4,
                                                       1999              1998
                                                       ----              ----
                                                       (Dollars in Thousands)
Net Income                                            $ 1,360          $ 1,307
Cumulative Translation Adjustments                     (1,007)            (499)
                                                      -------          -------
Comprehensive Income                                  $   353          $   808
                                                      =======          =======


In 1998 the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 introduces a new model for segment reporting called the management approach. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance.

The Company is engaged in one business segment, the development, manufacturing and marketing of gravimetric and volumetric feeders, pneumatic conveying systems and related equipment. The Company operates in two primary geographic locations, North America and Western Europe. For the three months in the period ended April 3, 1999 and April 4, 1998, the following tables set forth the Company's segment information:

                                        North     Western   Elimi-     Consoli-
                                       America    Europe    nations      dated
                                       -------    ------    -------      -----
                                                     (in thousands)
QUARTER ENDED
  APRIL 3, 1999:
     Revenues-
     Sales to unaffiliated customers   $ 7,327    $12,513   $    --    $19,840
     Sales to affiliates                 1,011        521    (1,532)        --
                                       -------    -------   -------    -------
         Total sales                   $ 8,338    $13,034   $(1,532)   $19,840
                                       =======    =======   =======    =======

   Operating income                    $   591    $ 1,107   $    (4)   $ 1,694
                                       =======    =======   =======
   Interest expense                                                       (134)
                                                                       -------

   Income before income taxes                                          $ 1,560
                                                                       =======


QUARTER ENDED
  APRIL 4, 1998:
     Revenues-
     Sales to unaffiliated customers   $ 9,218    $12,237   $    --    $21,455
     Sales to affiliates                   436      1,554    (1,990)        --
                                       -------    -------   -------    -------
         Total sales                   $ 9,654    $13,791   $(1,990)   $21,455
                                       =======    =======   =======    =======

   Operating income                    $ 1,350    $   569   $   131    $ 2,050
                                       =======    =======   =======
   Interest expense                                                       (208)
                                                                       -------

   Income before income taxes                                          $ 1,842
                                                                       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         For the first three months of 1999 and 1998, the Company reported net income of $1,360,000 and $1,307,000, respectively.

         K-Tron is an international company which derived approximately 63% and 57% of its first quarter 1999 and 1998 revenues, respectively, from products manufactured in, and services performed from, its facilities located outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars and the impact of transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from the Company's Swiss manufacturing facilities in currencies other than the Swiss franc.

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:

                                                Three Months Ended
                                          ---------------------------------
                                          April 3, 1999       April 4, 1998
                                          -------------       -------------
Total revenues                              100.0%                  100.0%
Cost of revenues                             54.0                    55.1
                                            -----                   -----
Gross profit                                 46.0                    44.9

Selling, general & administrative            33.3                    31.9
Research & development                        4.1                     3.4
                                            -----                   -----
Operating income                              8.6                     9.6
Interest                                       .7                     1.0
                                            -----                   -----
Income before income taxes                    7.9%                    8.6%
                                            =====                   =====

Backlog at end of period (at
April 3, 1999 foreign exchange
rates, in thousands)                     April 1999           December 1998                April 1998
                                         ----------           -------------                ----------
                                          $24,096                $21,375                     $21,810
                                          =======                =======                     =======

         As noted above, more than half of the Company's revenues are normally derived from activities in foreign jurisdictions. Consequently, the Company's results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, German mark and euro and, to a lesser degree, the British pound sterling, French franc and other currencies. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, the Company typically receives a majority of its revenues in currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. Accordingly, changes in foreign exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect the Company's total revenues, gross profit and operating income as expressed in U.S. dollars.

         In addition, revenues and income of the Company with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the euro/Swiss franc and German mark/Swiss franc exchange rates (for sales from the Company's Swiss manufacturing facilities which are made in euros or German marks). For the first three months of 1999 as well as the same period in 1998, the changes in these and the U.S. dollar/euro and U.S. dollar/German mark exchange rates were as follows:

                                                           Three Months Ended
                                                         ----------------------
                                                         April 3,      April 4,
                                                           1999          1998
                                                           ----          ----
Average U.S. dollar equivalent of
one Swiss franc                                            $.698         $.677
% change vs. prior year                                           +3.1%

Average U.S. dollar equivalent of
one euro                                                   $1.12           N/A

Average U.S. dollar equivalent of
one German mark                                            $.570         $.549
% change vs. prior year                                           +3.8%

Average Swiss franc equivalent of
one German mark                                             .817          .811
% change vs. prior year                                           +0.7%

Average Swiss franc equivalent of
one euro                                                   1.605           N/A


         Total revenues decreased by $1.6 million or 7.5% in the first quarter of 1999 compared to the same period in 1998. The decrease in revenues would have been greater except for the higher exchange translation rates of certain currencies into U.S. dollars. The decrease in 1999 revenues was primarily in the United States. If the average foreign exchange translation rates for the first quarter of 1999 were applied to the same period in 1998, revenues would have decreased 8.6% for the quarter.

         Gross profit as a percent of revenues improved to 46.0% for the first quarter of 1999 as compared to 44.9% for the same period in 1998. The improvement in gross margin in 1999 was primarily due to higher sales of more profitable products in Europe.

         Selling, general and administrative (SG&A) expense decreased by $.2 million or 3.6% for the first quarter of 1999 as compared to the same period in 1998. The first quarter decrease in SG&A was due to lower selling expenses in local currencies, offset in part by higher foreign exchange translation rates. As a percent of total revenues, SG&A was 33.3% in 1999 and 31.9% in 1998, with the increase reflecting lower 1999 first quarter revenues.

         Research and development (R&D) expenditures increased by $.1 million or 11.7% for the first quarter of 1999 as compared to the same period in 1998. R&D expenses increased due to greater emphasis on the development of new products and enhancements to existing products, as well as to higher foreign exchange translation rates. R&D expense as a percent of total revenues was 4.1% in 1999 and 3.4% in 1998, reflecting in part lower 1999 first quarter revenues.

         Interest expense decreased by $.1 million or 35.6% for the first quarter of 1999 as compared to the same period in 1998, primarily due to lower debt levels and lower rates on some loans.

         The effective tax rate for the first quarter of 1999 was 12.8% compared to 29.0% for the same period in 1998. The effective tax rate for 1999 was lower than the same period in 1998 due to reduced income in the United States and increased income in Switzerland, enabling the Company to utilize foreign net operating loss carryforwards with full valuation allowances.

         The backlog increased by 12.7% at the end of the first quarter when compared to the end of 1998 and by 10.5% when compared to the same period in 1998, in each case at constant foreign exchange rates. The increase was primarily in the United States.

Liquidity and Capital Resources

      The Company's capitalization as of the end of the first quarter of 1999 and as of the end of fiscal years 1998 and 1997 is set forth below:

                                                     April 3,     January 2,         January 3,
(Dollars in Thousands)                                1999           1999               1998
                                                   ----------     ----------      ---------------
Short-term debt, including current
   portion of long-term debt                         $   890         $ 1,534          $ 3,148
Long-term debt                                        10,568           9,638           10,619
                                                     -------         -------          -------
Total debt                                            11,458          11,172           13,767

Shareholders' equity                                  21,009          22,274           18,892
                                                     -------         -------          -------
Total debt and shareholders' equity                  $32,467         $33,446          $32,659
                                                     =======         =======          =======

Percent total debt to total capitalization             35%             33%              42%
Percent long-term debt to equity                       50%             43%              56%
Percent total debt to equity                           55%             50%              73%

         Total debt increased by $.3 million in the first three months of 1999, and this increase would have been $.8 million using a constant foreign exchange rate. U.S. debt increased by $1.4 million while European debt decreased by $1.1 million ($.6 million at a constant foreign exchange rate). The increase in U.S. debt was due to the borrowing of $1.5 million to help finance the January 1999 repurchase of 100,000 shares of the Company's common stock for $1.8 million. At April 3, 1999, the Company had $3.5 million of availability under its U.S. loan agreements and $4.1 million of availability under its Swiss loan agreements.

         At April 3, 1999, there was working capital of $11.9 million as compared to $11.4 million at January 2, 1999, and the ratio of current assets to current liabilities at those dates was 1.55 and 1.49, respectively.

         In the first three months of 1999 and 1998, the Company utilized internally-generated funds to meet its working capital needs.

         Net cash provided by operating activities was $1.5 million in the first three months of 1999 as compared to $.3 million in the same period of 1998. The higher operating cash flow for 1999 was primarily due to a decrease in accounts receivable.

         Net cash used in investing activities in the first three months of 1999 and 1998 was for capital additions.

         Net cash used in financing activities in the first three months of 1999 was primarily for the repurchase of 100,000 shares of the Company's common stock for $1.8 million and the reduction of debt. The cash was provided by operating activities and the $1.5 million borrowing which was used to finance the share repurchase.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and Deutsche mark, caused a translation adjustment decrease in shareholders' equity of $1.0 million in the first three months of 1999.

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

                           PART II. OTHER INFORMATION


         ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  27.1      Financial Data Schedule

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K for the three months ended April 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       K-TRON INTERNATIONAL, INC.



Date: May 6, 1999                      By: /s/ Alan R. Sukoneck
                                           -----------------------
                                           Alan R. Sukoneck
                                           Vice President, Chief Accounting
                                           & Tax Officer
                                           (Duly authorized officer, acting
                                           principal financial officer and chief
                                           accounting officer of the registrant)

                                  EXHIBIT INDEX




         Exhibit Number                Description
         --------------                -----------

             27.1                      Financial Data Schedule