Form 10-Q
period 1999-07-03
K TRON INTERNATIONAL INC
filed 1999-07-28
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended             July 3, 1999
                                          --------------------------------------

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from                 to
                                          ---------------    -------------------

                          Commission file number 0-9576
                                                 ------

                           K-TRON INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           New Jersey                                    22-1759452
--------------------------------------------------------------------------------
(State or Other Jurisdiction of               (I.R.S. Employer Identification #)
 Incorporation or Organization)


Routes 55 & 553, P.O. Box 888, Pitman, New Jersey           08071-0888
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, Including Area Code        (856) 589-0500
                                                   -----------------------------

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


The number of shares of Common Stock outstanding as of July 3, 1999 was:
2,965,091 Shares

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------

PART  I.           FINANCIAL INFORMATION
                   ---------------------

         Item 1.   Financial Statements

                   Consolidated Balance Sheets
                   July 3, 1999 and January 2, 1999                      1

                   Consolidated Statements of Income
                   & Retained Earnings for the Three and
                   Six Months Ended July 3, 1999 and
                   July 4, 1998                                          2

                   Consolidated Statements of Cash Flows
                   for the Six Months Ended July 3, 1999
                   and July 4, 1998                                      3

                   Notes to Consolidated Financial Statements            4 - 7

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                         8 - 12

PART II.           OTHER INFORMATION
                   -----------------

         Item 4.   Submission of Matters to a Vote of Security Holders   13

         Item 6.   Exhibits and Reports on Form 8-K                      13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                    -----------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    (Dollars in Thousands except Share Data)

                                                                       July  3,        January 2,
                                                                         1999             1999
                                                                      (Unaudited)       (Audited)
                                                                      -----------       ---------
                                           ASSETS
                                           ------
CURRENT ASSETS:
   Cash and cash equivalents                                            $  1,498        $  3,220
   Accounts receivable (less allowance for doubtful accounts of
     $1,166 and $1,286)                                                   20,075          19,034
   Inventories                                                            11,034          10,743
   Deferred income taxes                                                     819             819
   Prepaid expenses and other current assets                               1,769           1,177
                                                                        --------        --------
         Total current assets                                             35,195          34,993

PROPERTY, PLANT AND EQUIPMENT, net                                        15,256          16,215
PATENTS, net                                                                 804             751
GOODWILL, net                                                              3,780           4,454
OTHER ASSETS                                                                 108             204
                                                                        --------        --------
         Total assets                                                   $ 55,143        $ 56,617
                                                                        ========        ========


                              LIABILITIES & SHAREHOLDERS' EQUITY
                              ----------------------------------
CURRENT LIABILITIES:
   Notes payable to banks                                               $  2,219        $    254
   Current portion of long-term debt                                         868           1,280
   Accounts payable                                                        6,760           6,965
   Accrued expenses & other current liabilities                            3,813           4,034
   Accrued payroll                                                         2,812           4,307
   Accrued commissions                                                     2,180           2,609
   Customer advances                                                       2,243           1,810
   Accrued warranty                                                          891           1,055
   Income taxes payable                                                    1,507           1,233
                                                                        --------        --------
         Total current liabilities                                        23,293          23,547

LONG-TERM DEBT, net of current portion                                     8,658           9,638
DEFERRED INCOME TAXES                                                        423             423
OTHER NONCURRENT LIABILITIES                                                 468             735
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
   SHARES, $.01 par value - authorized 50,000 shares; none issued             --              --
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value - authorized 950,000 shares;
     none issued                                                              --              --
   Common stock, $.01 par value - authorized 50,000,000 shares;
     issued 4,362,441 shares and 4,328,555 shares                             44              43
   Paid-in capital                                                        15,918          15,505
   Retained earnings                                                      25,018          21,839
   Cumulative translation adjustments                                     (1,815)           (192)
                                                                        --------        --------
                                                                          39,165          37,195
                                                                        --------        --------
   Treasury stock, 1,397,350 and 1,295,450 shares - at cost              (16,864)        (14,921)
                                                                        --------        --------
         Total shareholders' equity                                       22,301          22,274
                                                                        --------        --------
         Total liabilities and shareholders' equity                     $ 55,143        $ 56,617
                                                                        ========        ========


                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                    -----------------------------------------
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
              -----------------------------------------------------
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)


                                             Three Months Ended            Six Months Ended
                                            ----------------------       ---------------------
                                            July 3,        July 4,       July 3,       July 4,
                                             1999           1998          1999          1998
                                             ----           ----          ----          ----
REVENUES                                    $22,617       $22,366       $42,457       $43,821

COST OF REVENUES                             12,590        11,993        23,309        23,808
                                            -------       -------       -------       -------
     Gross profit                            10,027        10,373        19,148        20,013

OPERATING EXPENSES
  Selling, general and administrative         6,708         7,201        13,314        14,056
  Research and development                      905           684         1,726         1,419
                                            -------       -------       -------       -------
                                              7,613         7,885        15,040        15,475
                                            -------       -------       -------       -------
     Operating income                         2,414         2,488         4,108         4,538

INTEREST EXPENSE                                122           148           256           356
                                            -------       -------       -------       -------
     Income before income taxes               2,292         2,340         3,852         4,182

INCOME TAX PROVISION                            473           525           673         1,060
                                            -------       -------       -------       -------

     Net income                               1,819         1,815         3,179         3,122

RETAINED EARNINGS
     Beginning of period                     23,199        16,553        21,839        15,246
                                            -------       -------       -------       -------
     End of period                          $25,018       $18,368       $25,018       $18,368
                                            =======       =======       =======       =======


EARNINGS PER SHARE
     Basic                                  $   .62       $   .56       $ 1 .07       $   .96
                                            =======       =======       =======       =======
     Diluted                                $   .60       $   .54       $ 1 .04       $   .93
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


                                                                                             Six Months Ended
                                                                                          ----------------------
                                                                                          July 3,        July 4,
                                                                                           1999           1998
                                                                                           ----           ----
OPERATING ACTIVITIES:
   Net income                                                                             $ 3,179        $ 3,122
   Adjustment to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                         1,601          1,549
      Amortization of deferred gain on sale/leaseback transaction                            (187)          (186)
      Changes in assets and liabilities:
         Accounts receivable, net                                                          (2,912)        (3,226)
         Inventories                                                                       (1,064)          (588)
         Prepaid expenses and other current assets                                           (747)            10
         Other assets                                                                          76            349
         Accounts payable                                                                     435            636
         Accrued expenses and other current liabilities                                      (572)           676
         Accrued warranty                                                                     (80)           101
         Income taxes                                                                         327            (73)
                                                                                          -------        -------
                  Net cash provided by operating activities                                    56          2,370
                                                                                          -------        -------

INVESTING ACTIVITIES:
   Capital expenditures                                                                    (1,659)        (1,449)
   Investment in patents                                                                      (86)           (72)
                                                                                          -------        -------
                  Net cash used in investing activities                                    (1,745)        (1,521)
                                                                                          -------        -------

FINANCING ACTIVITIES:
   Net borrowings (repayments) under notes payable to banks                                 2,139         (1,764)
   Principal payments on long-term debt                                                      (479)          (984)
   Proceeds from issuance of long-term debt                                                    --            405
   Purchase of treasury stock                                                              (2,110)            --
   Proceeds from issuance of common stock                                                     581            489
                                                                                          -------        -------
                  Net cash provided by (used in) financing activities                         131         (1,854)
                                                                                          -------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                          (164)           (42)
                                                                                          -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (1,722)        (1,047)
                                                                                          -------        -------

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                      3,220          5,154
                                                                                          -------        -------
   End of period                                                                          $ 1,498        $ 4,107
                                                                                          =======        =======


                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                    -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  July 3, 1999
                                  ------------
                                   (Unaudited)


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

2.       Supplemental Disclosures of Cash Flow Information
         -------------------------------------------------

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash paid in the first six months of 1999 and 1998 for interest was $.2 million and $.3 million, respectively, and for income taxes was $.4 million and $1.2 million, respectively.

3.       Earnings per Share
         ------------------

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

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                                                       For the Three Months Ended July 3, 1999
                                                                       ---------------------------------------
                                                                     (Dollars in Thousands except Per Share Data)

                                                                  Income Available
                                                                     To Common                              Per Share
                                                                    Shareholders            Shares            Amount
                                                                    ------------            ------            ------
Basic             Net Income                                           $1,819              2,948,000           $ .62

                  Common Share Equivalent
                    of Options Issued                                      --                 80,000            (.02)
                                                                       ------              ---------           -----
Diluted                                                                $1,819              3,028,000           $ .60
                                                                       ======              =========           =====

                                                                       For the Three Months Ended July 4, 1998
                                                                       ---------------------------------------
                                                                     (Dollars in Thousands except Per Share Data)

                                                                  Income Available
                                                                     To Common                              Per Share
                                                                    Shareholders            Shares            Amount
                                                                    ------------            ------            ------
Basic             Net Income                                           $1,815              3,251,000           $ .56

                  Common Share Equivalent
                    of Options Issued                                      --                 99,000            (.02)
                                                                       ------              ---------           -----
Diluted                                                                $1,815              3,350,000           $ .54
                                                                       ======              =========           =====

                                                                        For the Six Months Ended July 3, 1999
                                                                        -------------------------------------
                                                                     (Dollars in Thousands except Per Share Data)

                                                                  Income Available
                                                                     To Common                              Per Share
                                                                    Shareholders            Shares            Amount
                                                                    ------------            ------            ------
Basic             Net Income                                           $3,179              2,965,000           $1.07

                  Common Share Equivalent
                    of Options Issued                                      --                 80,000            (.03)
                                                                       ------              ---------           -----
Diluted                                                                $3,179              3,045,000           $1.04
                                                                       ======              =========           =====

                                                                        For the Six Months Ended July 4, 1998
                                                                        -------------------------------------
                                                                     (Dollars in Thousands except Per Share Data)

                                                                  Income Available
                                                                     To Common                              Per Share
                                                                    Shareholders            Shares            Amount
                                                                    ------------            ------            ------
Basic             Net Income                                           $3,122              3,243,000           $ .96

                  Common Share Equivalent
                    of Options Issued                                      --                 99,000            (.03)
                                                                       ------              ---------           -----
Diluted                                                                $3,122              3,342,000           $ .93
                                                                       ======              =========           =====

Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

4.       Impact of New Accounting Pronouncements
         ---------------------------------------

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and the current year change in cumulative translation adjustments which is the only nonowner change in equity. For the three and six months in the periods ended July 3, 1999 and July 4, 1998, the following table sets forth the Company's comprehensive income:

                                          Three Months Ended        Six Months Ended
                                          ------------------        ----------------
                                        July 3,       July 4,      July 3,      July 4,
                                         1999          1998         1999         1998
                                         ----          ----         -----        ----
                                                     (Dollars in Thousands)
Net Income                              $1,819       $1,815       $ 3,179       $3,122
Cumulative Translation Adjustments        (616)         (32)       (1,623)        (531)
                                        ------       ------       -------       ------
Comprehensive Income                    $1,203       $1,783       $ 1,556       $2,591
                                        ======       ======       =======       ======

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

The Company is engaged in one business segment, the development, manufacturing and marketing of gravimetric and volumetric feeders, pneumatic conveying systems and related equipment. The Company operates in two primary geographic locations, North America and Western Europe. For the three and six months in the periods ended July 3, 1999 and July 4, 1998, the following tables set forth the Company's segment information:

                                            North         Western        Elimi-         Consoli-
                                           America        Europe         nations        dated
                                           -------        ------         -------        -----
                                                                 (in thousands)
THREE MONTHS ENDED
   July 3, 1999:
     Revenues-
     Sales to unaffiliated customers       $ 9,222        $13,395       $    --        $22,617
     Sales to affiliates                       829            589        (1,418)            --
                                           -------        -------       -------        -------
         Total sales                       $10,051        $13,984       $(1,418)       $22,617
                                           =======        =======       =======        =======

   Operating income                        $ 1,564        $   863       $   (13)       $ 2,414
                                           =======        =======       =======
   Interest expense                                                                       (122)
                                                                                       -------

   Income before income taxes                                                          $ 2,292
                                                                                       =======

                                            North         Western        Elimi-         Consoli-
                                           America        Europe         nations        dated
                                           -------        ------         -------        -----
                                                                 (in thousands)
THREE MONTHS ENDED
   July 4, 1998:
     Revenues-
     Sales to unaffiliated customers       $ 9,453        $12,913       $    --        $22,366
     Sales to affiliates                       972            447       $(1,419)            --
                                           -------        -------       -------        -------
         Total sales                       $10,425        $13,360       $(1,419)       $22,366
                                           =======        =======       =======        =======

   Operating income                        $ 1,328        $ 1,163       $    (3)       $ 2,488
                                           =======        =======       =======
   Interest expense                                                                       (148)
                                                                                       -------

   Income before income taxes                                                          $ 2,340
                                                                                       =======

SIX MONTHS ENDED
   July 3, 1999:
     Revenues-
     Sales to unaffiliated customers       $16,549        $25,908       $    --        $42,457
     Sales to affiliates                     1,840          1,110        (2,950)            --
                                           -------        -------       -------        -------
         Total sales                       $18,389        $27,018       $(2,950)       $42,457
                                           =======        =======       =======        =======

   Operating income                        $ 2,155        $ 1,970       $    17        $ 4,108
                                           =======        =======       =======
   Interest expense                                                                       (256)
                                                                                       -------

   Income before income taxes                                                          $ 3,852
                                                                                       =======


SIX MONTHS ENDED
   July 4, 1998:
     Revenues-
     Sales to unaffiliated customers       $18,671        $25,150       $    --        $43,821
     Sales to affiliates                     1,408            949        (2,357)            --
                                           -------        -------       -------        -------
         Total sales                       $20,079        $26,099       $(2,357)       $43,821
                                           =======        =======       =======        =======

   Operating income                        $ 2,219        $ 2,191       $   128        $ 4,538
                                           =======        =======       =======
   Interest expense                                                                       (356)
                                                                                       -------

   Income before income taxes                                                          $ 4,182
                                                                                       =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

Results of Operations
---------------------

         For the second quarter and first six months of 1999, the Company reported net income of $1,819,000 and $3,179,000, respectively, compared to $1,815,000 and $3,122,000 for the same periods in 1998.

         K-Tron is an international company which derived approximately 61% and 57% of its first six months of 1999 and 1998 revenues, respectively, from products manufactured in, and services performed from, its facilities located outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars and the impact of transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from the Company's Swiss manufacturing facilities in currencies other than the Swiss franc.

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:

                                           Three Months Ended        Six Months Ended
                                           ------------------        ----------------
                                          July 3,     July 4,      July 3,       June 4,
                                           1999        1998         1999          1998
                                           ----        ----         ----          -----
Total revenues                            100.0%       100.0%       100.0%       100.0%
Cost of revenues                           55.7         53.6         54.9         54.3
                                          -----        -----        -----        -----
Gross profit                               44.3         46.4         45.1         45.7%

Selling, general & administrative          29.6         32.2         31.4         32.1
Research & development                      4.0          3.1          4.0          3.2
                                          -----        -----        -----        -----
Operating income                           10.7         11.1          9.7         10.4
Interest                                     .6           .7           .6           .8
                                          -----        -----        -----        -----
Income before income taxes                 10.1%        10.4%         9.1%         9.6%
                                          =====        =====        =====        =====

Backlog at end of period (at            June 1999           December 1998           June 1998
July 3, 1999 foreign exchange           ---------           -------------           ---------
rates, in thousands)                     $20,446               $20,743               $23,245
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

         In addition, revenues and income of the Company with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the euro/Swiss franc and German mark/Swiss franc exchange rates (for sales from the Company's Swiss manufacturing facilities which are made in euros or German marks). For the second quarter and first six months of 1999 as well as the same periods in 1998, the changes in these and the U.S. dollar/euro and U.S. dollar/German mark exchange rates were as follows:

                                              Three Months Ended             Six Months Ended
                                              ------------------             ----------------
                                           July 3,         July 4,         July 3,         July 4,
                                            1999            1998            1999             1998
                                            ----            ----            ----             ----
Average U.S. dollar equivalent of
one Swiss franc                            $ .658           $.669          $.678            $.673
% change vs. prior year                             -1.6%                           +0.1%

Average U.S. dollar equivalent of
one euro                                   $1.054           N/A            $ 1.086          N/A

Average U.S. dollar equivalent of
one German mark                            $ .539           $.558          $ .555           $.554
% change vs. prior year                             -3.4%                           NIL

Average Swiss franc equivalent of
one German mark                              .819            .834            .819            .823
% change vs. prior year                             -1.8%                           -0.1%

Average Swiss franc equivalent of
one euro                                    1.602           N/A             1.602           N/A

         Total revenues increased by $.3 million or 1.1% in the second quarter of 1999 and decreased by $1.4 million or 3.1% in the first six months of 1999 compared to the same periods in 1998. Western European revenues increased and North American revenues decreased in the second quarter and first six months of 1999 as compared to the same periods in 1998. As reflected in the preceding chart, revenues for the first half of 1999 were insignificantly affected by the foreign exchange translation while revenues for the second quarter of 1999 would have been slightly higher than the same period in 1998 if translated at prior year rates.

         Gross profit as a percent of revenues decreased to 44.3% for the second quarter of 1999 and 45.1% for the first six months of 1999 as compared to 46.4% and 45.7% for the same periods in 1998. The reduction in gross margin in 1999 was primarily due to sales mix.

         Selling, general and administrative (SG&A) expense decreased by $.5 million or 6.8% for the second quarter of 1999 and by $.7 million or 5.2% for the first six months of 1999 as compared to the same periods in 1998. This decrease in SG&A was due to lower selling expenses, as well as to lower foreign exchange translation rates. As a percent of total revenues, SG&A for the second quarter and first six months of 1999 was 29.6% and 31.4%, respectively, compared to 32.2% and 32.1% for the same periods in 1998.

         Research and development (R&D) expenditures increased by $.2 million or 32.3% for the second quarter of 1999 and by $.3 million or 21.6% for the first six months of 1999 as compared to the same periods in 1998. R&D expenses increased due to greater emphasis on the development of new products and enhancements to existing products, offset in part by lower foreign exchange translation rates. R&D expense as a percent of total revenues was 4.0% for the second quarter and first six months of 1999 as compared to 3.1% and 3.2%, respectively, for the same periods in 1998.

         Interest expense decreased by $.1 million or 28.1% for the first six months of 1999 as compared to the same period in 1998, primarily due to weighted average lower debt levels and lower rates on some loans.

         The effective tax rates for the second quarter and first six months of 1999 were 20.6% and 17.5%, respectively, compared to 22.4% and 25.3% for the same periods in 1998. The effective tax rates for 1999 were lower than the same periods in 1998 due to reduced taxable income in the United States. The effective tax rates for both 1999 and 1998 were also reduced by the utilization of foreign net operating loss carryforwards with full valuation allowances.

         The backlog decreased by 1.4% at the end of the second quarter when compared to the end of 1998 and by 12.0% when compared to the same period in 1998, in each case at constant foreign exchange rates. The decrease was primarily in Europe.

Liquidity and Capital Resources
-------------------------------

      The Company's capitalization as of the end of the second quarter of 1999 and as of the end of fiscal years 1998 and 1997 is set forth below:

                                                 July 3,       January 2,      January 3,
(Dollars in Thousands)                            1999           1999            1998
----------------------                            ----           ----            ----
Short-term debt, including current
   portion of long-term debt                     $ 3,087        $ 1,534        $ 3,148
Long-term debt                                     8,658          9,638         10,619
                                                 -------        -------        -------
Total debt                                        11,745         11,172         13,767

Shareholders' equity                              22,301         22,274         18,892
                                                 -------        -------        -------
Total debt and shareholders' equity
    (total capitalization)                       $34,046        $33,446        $32,659
                                                 =======        =======        =======

Percent total debt to total capitalization            34%            33%            42%
Percent long-term debt to equity                      39%            43%            56%
Percent total debt to equity                          53%            50%            73%

         Total debt increased by $.6 million in the first six months of 1999, and this increase would have been $1.7 million using a constant foreign exchange rate. U.S. debt decreased by $.1 million while European debt increased by $.7 million ($1.8 million at a constant foreign exchange rate). At July 3, 1999, the Company had $5.0 million of availability under its U.S. loan agreements and $1.6 million of availability under its Swiss loan agreements.

         At July 3, 1999, there was working capital of $11.9 million as compared to $11.4 million at January 2, 1999, and the ratio of current assets to current liabilities at those dates was 1.51 and 1.49, respectively.

         In the first six months of 1999, the Company utilized internally-generated funds and short-term borrowings to meet its working capital needs.

         Net cash provided by operating activities was $.1 million in the first six months of 1999 as compared to $2.4 million in the same period of 1998. The lower operating cash flow for 1999 as compared to 1998 was primarily due to a reduction in accrued expenses and accounts payable and an increase in prepaid expenses.

         Net cash used in investing activities in the first six months of 1999 and 1998 was for capital additions.

         Net cash provided by financing activities in the first six months of 1999 was primarily from net borrowings used for working capital and the proceeds from the issuance of common stock offset by the purchase of 116,400 shares from two shareholders.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and German mark, caused a translation adjustment decrease in shareholders' equity of $1.6 million in the first six months of 1999.

Readiness for Year 2000
-----------------------

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

(a) The Annual Meeting of the shareholders of the Company was held on May 7, 1999.

(b)   Not applicable.

(c) Shareholders of the Company were asked to vote on a proposal to elect one Class II director. The Board of Directors, acting on the recommendation of its Nominating Committee, nominated Robert A. Engel as the Class II director. There were no other nominations. Mr. Engel was then elected with the result of the vote taken at the Annual Meeting being as follows:

                                                 Number of Votes
                                                 ---------------
                                            FOR               WITHHELD
                                            ---               --------
         Robert A. Engel                  2,224,209            14,464

      Directors are elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could a broker non-vote be recorded.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

(a)   Exhibits

      27.1      Financial Data Schedule

(b)   Reports on Form 8-K

      There were no reports on Form 8-K for the six months ended July 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    K-TRON INTERNATIONAL, INC.


Date: July 28, 1999                 By: /s/ RONALD R. REMICK
                                        --------------------------------------
                                        Ronald R. Remick
                                        Senior Vice President & Chief
                                        Financial Officer
                                        (Duly authorized officer and principal
                                        financial officer of the registrant)


                                    By: /s/ ALAN R. SUKONECK
                                        --------------------------------------
                                        Vice President, Chief Accounting &
                                        Tax Officer
                                        (Duly authorized officer and
                                        principal accounting officer of the
                                        registrant)

                                  EXHIBIT INDEX




                      Exhibit Number        Description
                      --------------        -----------

                           27.1             Financial Data Schedule