Form 10-Q
period 1999-10-02
K TRON INTERNATIONAL INC
filed 1999-10-26
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    --------
                                    FORM 10-Q
(Mark One)
[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended         October 2, 1999
                                                       -----------------------

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to ___________

                          Commission file number 0-9576
                                                 ------

                           K-TRON INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   New Jersey                                  22-1759452
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation       (I.R.S. Employer Identification #)
            or Organization)


Routes 55 & 553, P.O. Box 888, Pitman, New Jersey                08071-0888
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code       (856) 589-0500
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

                                                            Yes   X     No
                                                                -----     ----

The Registrant had 2,965,578 shares of Common Stock outstanding as of October 2, 1999.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                        Page No.
                                                                                        --------

PART  I.                            FINANCIAL INFORMATION
                                    ---------------------

            Item 1.                 Financial Statements

                                    Consolidated Balance Sheets                            1
                                    October 2, 1999 and January 2, 1999

                                    Consolidated Statements of Income                      2
                                    & Retained Earnings for the Three and
                                    Nine Months Ended October 2, 1999 and
                                    October 3, 1998

                                    Consolidated Statements of Cash Flows                  3
                                    for the Nine Months Ended October 2, 1999
                                    and October 3, 1998

                                    Notes to Consolidated Financial Statements             4 - 7

            Item 2.                 Management's Discussion and Analysis                   8 - 12
                                    of Financial Condition and Results
                                    of Operations

PART II.                            OTHER INFORMATION
                                    -----------------

            Item 6.                 Exhibits and Reports on Form 8-K                       13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                                    October 2,         January 2,
                                                                                      1999                1999
                                                                                   (Unaudited)         (Audited)
                                                                                   -----------         ---------
                                    ASSETS
                                    ------
CURRENT ASSETS:
   Cash and cash equivalents                                                         $  1,750           $  3,220
   Accounts receivable (less allowance for doubtful accounts of
     $1,219 and $1,286)                                                                20,325             19,034
   Inventories                                                                         11,575             10,743
   Deferred income taxes                                                                  819                819
   Prepaid expenses and other current assets                                            1,597              1,177
                                                                                     --------           --------
            Total current assets                                                       36,066             34,993

PROPERTY, PLANT AND EQUIPMENT, net                                                     15,567             16,215
PATENTS, net                                                                              793                751
GOODWILL, net                                                                           3,801              4,454
OTHER ASSETS                                                                               --                204
                                                                                     --------           --------
            Total assets                                                             $ 56,227           $ 56,617
                                                                                     ========           ========


                       LIABILITIES & SHAREHOLDERS' EQUITY
                       ----------------------------------
CURRENT LIABILITIES:
   Notes payable to banks                                                            $    678           $    254
   Current portion of long-term debt                                                      887              1,280
   Accounts payable                                                                     6,890              6,965
   Accrued expenses & other current liabilities                                         3,898              4,034
   Accrued payroll                                                                      3,324              4,307
   Accrued commissions                                                                  2,095              2,609
   Customer advances                                                                    1,807              1,810
   Accrued warranty                                                                       874              1,055
   Income taxes payable                                                                 1,351              1,233
                                                                                     --------           --------
            Total current liabilities                                                  21,804             23,547

LONG-TERM DEBT, net of current portion                                                  8,920              9,638
DEFERRED INCOME TAXES                                                                     423                423
OTHER NONCURRENT LIABILITIES                                                              401                735
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
   SHARES, $.01 par value - authorized 50,000 shares; none issued                          --                 --
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value - authorized 950,000 shares;
     none issued                                                                           --                 --
   Common stock, $.01 par value - authorized 50,000,000 shares;
     issued 4,362,928 shares and 4,328,555 shares                                          44                 43
   Paid-in capital                                                                     15,918             15,505
   Retained earnings                                                                   26,688             21,839
   Cumulative translation adjustments                                                  (1,107)              (192)
                                                                                     --------           --------
                                                                                       41,543             37,195
                                                                                     --------           --------
   Treasury stock, 1,397,350 and 1,295,450 shares - at cost                           (16,864)           (14,921)
                                                                                     --------           --------
            Total shareholders' equity                                                 24,679             22,274
                                                                                     --------           --------
            Total liabilities and shareholders' equity                               $ 56,227           $ 56,617
                                                                                     ========           ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                                      Three Months Ended                Nine Months Ended
                                                      ------------------                -----------------
                                                   Oct. 2,           Oct.3,          Oct. 2,          Oct. 3,
                                                    1999             1998             1999             1998
                                                    ----             ----             ----             ----

REVENUES                                           $21,688          $21,244          $64,145          $65,065

COST OF REVENUES                                    11,763           11,751           35,072           35,559
                                                   -------          -------          -------          -------
      Gross profit                                   9,925            9,493           29,073           29,506

OPERATING EXPENSES
      Selling, general and administrative            6,689            6,456           20,003           20,512
      Research and development                         843              661            2,569            2,080
                                                   -------          -------          -------          -------
                                                     7,532            7,117           22,572           22,592
                                                   -------          -------          -------          -------
      Operating income                               2,393            2,376            6,501            6,914

INTEREST EXPENSE                                       124              166              380              522
                                                   -------          -------          -------          -------
      Income before income taxes                     2,269            2,210            6,121            6,392

INCOME TAX PROVISION                                   599              632            1,272            1,692
                                                   -------          -------          -------          -------

      Net income                                     1,670            1,578            4,849            4,700

RETAINED EARNINGS
      Beginning of period                           25,018           18,368           21,839           15,246
                                                   -------          -------          -------          -------
      End of period                                $26,688          $19,946          $26,688          $19,946
                                                   =======          =======          =======          =======

EARNINGS PER SHARE
      Basic                                        $   .56          $   .52          $  1.64          $  1.48
                                                   =======          =======          =======          =======
      Diluted                                      $   .55          $   .51          $  1.60          $  1.44
                                                   =======          =======          =======          =======






                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                 -----------------
                                                                                             Oct. 2,           Oct. 3,
                                                                                               1999             1998
                                                                                               ----             ----

OPERATING ACTIVITIES:
   Net income                                                                                $ 4,849           $ 4,700
   Adjustment to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            2,418             2,270
      Amortization of deferred gain on sale/leaseback transaction                               (278)             (281)
      Changes in assets and liabilities:
            Accounts receivable, net                                                          (2,396)           (2,691)
            Inventories                                                                       (1,295)             (832)
            Prepaid expenses and other current assets                                           (480)             (300)
            Other assets                                                                         206               218
            Accounts payable                                                                     298               169
            Accrued expenses and other current liabilities                                      (872)            2,528
            Accrued warranty                                                                    (130)               95
            Income taxes                                                                         137                73
                                                                                             -------           -------
                        Net cash provided by operating activities                              2,457             5,949
                                                                                             -------           -------

INVESTING ACTIVITIES:
   Capital expenditures                                                                       (2,134)           (1,870)
   Investment in patents                                                                        (105)              (94)
                                                                                             -------           -------
                        Net cash used in investing activities                                 (2,239)           (1,964)
                                                                                             -------           -------

FINANCING ACTIVITIES:
   Net borrowings (repayments) under notes payable to banks                                      462            (1,393)
   Principal payments on long-term debt                                                         (561)           (1,075)
   Proceeds from issuance of long-term debt                                                       --             1,005
   Purchase of treasury stock                                                                 (2,110)           (4,531)
   Proceeds from issuance of common stock                                                        581               517
                                                                                             -------           -------
                        Net cash used in financing activities                                 (1,628)           (5,477)
                                                                                             -------           -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH  EQUIVALENTS                                                                             (60)              176
                                                                                             -------           -------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                                                    (1,470)           (1,316)
                                                                                             -------           -------

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                         3,220             5,154
                                                                                             -------           -------
   End of period                                                                             $ 1,750           $ 3,838
                                                                                             =======           =======





                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 October 2, 1999
                                   (Unaudited)

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

2.          Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash paid in the first nine months of 1999 and 1998 for interest was $.4 million and $.5 million, respectively, and for income taxes was $1.2 million and $1.7 million, respectively.

3.          Earnings per Share

The Company previously adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires that the Company report Basic and Diluted Earnings Per Share. Basic Earnings Per Share represents net income less preferred dividends divided by the weighted average common shares outstanding. Diluted Earnings Per Share is calculated similarly, except that the denominator includes weighted average common shares outstanding plus the dilutive effect of options, warrants, convertible securities and other instruments with dilutive effects if exercised.

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                                     For the Three Months Ended October 2, 1999
                                                     ------------------------------------------
                                               (Dollars and Shares in Thousands except Per Share Data)

                                                    Income Available
                                                       To Common                          Per Share
                                                      Shareholders        Shares           Amount
                                                     --------------       ------          ---------


Basic                   Net Income                      $1,670             2,965           $   .56

                        Common Share Equivalent             --                64              (.01)
                          of Outstanding Options
                                                        ------          --------           -------
Diluted                                                 $1,670             3,029           $   .55
                                                        ======          ========           =======


                                                                     For the Three Months Ended October 3, 1998
                                                                     ------------------------------------------
                                                              (Dollars and Shares in Thousands except Per Share Data)

                                                                        Income Available
                                                                          To Common                              Per Share
                                                                          Shareholders           Shares           Amount
                                                                         --------------          -------         --------
Basic                   Net Income                                            $1,578             3,019           $   .52

                        Common Share Equivalent                                   --                97              (.01)
                          of Outstanding Options                              ------          --------           -------
Diluted                                                                       $1,578             3,116           $   .51
                                                                              ======          ========           =======



                                                                            For the Nine Months Ended October 2, 1999
                                                                            -----------------------------------------
                                                                   (Dollars and Shares in Thousands except Per Share Data)

                                                                        Income Available
                                                                           To Common                             Per Share
                                                                          Shareholders          Shares            Amount
                                                                          ------------          ------            --------
Basic                   Net Income                                            $4,849             2,965           $  1.64

                        Common Share Equivalent                                   --                64              (.04)
                          of Outstanding Options
                                                                              ------          --------           --------
Diluted                                                                       $4,849             3,029           $  1.60
                                                                              ======          ========           ========





                                                                           For the Nine Months Ended October 3, 1998
                                                                           -----------------------------------------
                                                                   (Dollars and Shares in Thousands except Per Share Data)

                                                                        Income Available
                                                                          To Common                              Per Share
                                                                          Shareholders          Shares            Amount
                                                                        ----------------        ------           ---------
Basic                   Net Income                                            $4,700             3,169           $  1.48

                        Common Share Equivalent                                   --                97              (.04)
                          of Outstanding Options
                                                                              ------          --------           -------
Diluted                                                                       $4,700             3,266           $  1.44
                                                                              ======          ========           =======




Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

4.          Impact of New Accounting Pronouncements

The Company previously adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and the current year change in cumulative translation adjustments which is the only nonowner change in equity. For the three and nine months in the periods ended October 2, 1999 and October 3, 1998, the following table sets forth the Company's comprehensive income:


                                                         Three Months Ended              Nine Months Ended
                                                         ------------------              -----------------
                                                       Oct. 2,         Oct. 3,           Oct. 2,    Oct. 3,
                                                        1999            1998              1999       1998
                                                        ----           -----             -----       ----
                                                                       (Dollars in Thousands)
Net Income                                            $1,670          $ 1,578          $4,849       $4,700
Cumulative Translation Adjustments                       708            1,311            (915)         780
                                                      ------          -------          ------       ------
Comprehensive Income                                  $2,378          $ 2,889          $3,934       $5,480
                                                      ======          =======          ======       ======


The Company previously adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 introduces a new model for segment reporting called the management approach. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance.

The Company is engaged in one business segment, the development, manufacturing and marketing of gravimetric and volumetric feeders, pneumatic conveying systems and related equipment. The Company operates in two primary geographic locations, North America and Western Europe. For the three and nine months in the periods ended October 2, 1999 and October 3, 1998, the following tables set forth the Company's segment information:


                                                           North             Western              Elimi-        Consoli-
                                                          America            Europe               nations        dated
                                                          -------            ------               -------        -----
                                                                               (in thousands)
THREE MONTHS ENDED
 October 2, 1999:
     Revenues-
     Sales to unaffiliated customers                       $8,300          $13,388                $    --       $21,688
     Sales to affiliates                                      893              674                 (1,567)           --
                                                           ------          -------                --------      --------
            Total sales                                    $9,193          $14,062                $(1,567)      $21,688
                                                           ======          =======                ========      =======

   Operating income                                        $1,473          $   852                $    68       $ 2,393
                                                           ======          =======                ========
   Interest expense                                                                                                (124)
                                                                                                                -------

   Income before income taxes                                                                                   $ 2,269
                                                                                                                =======



                                                                 North        Western        Elimi-        Consoli-
                                                                America       Europe        nations         dated
                                                                -------       ------        -------         -----
                                                                                 (in thousands)
THREE MONTHS ENDED
 October 3, 1998:
     Revenues-
     Sales to unaffiliated customers                            $  9,568     $11,676      $     --          $ 21,244
     Sales to affiliates                                           1,012         503        (1,515)               --
                                                                 -------     -------      ---------         --------
            Total sales                                         $ 10,580     $12,179      $ (1,515)         $ 21,244
                                                                 =======     =======      =========         ========

   Operating income                                             $  1,939     $   436      $      1          $  2,376
                                                                ========     =======      =========
   Interest expense                                                                                             (166)
                                                                                                            --------

   Income before income taxes                                                                               $  2,210
                                                                                                            ========


NINE MONTHS ENDED
 October 2, 1999:
     Revenues-
     Sales to unaffiliated customers                             $24,849     $39,296      $                  $64,145
     Sales to affiliates                                           2,733       1,784        (4,517)               --
                                                                 -------     -------      --------           -------
            Total sales                                          $27,582     $41,080       $(4,517)          $64,145
                                                                 =======     =======      ========           =======

   Operating income                                              $ 3,628     $ 2,822      $     51           $ 6,501
                                                                 =======     =======      =========
   Interest expense                                                                                             (380)
                                                                                                             -------

   Income before income taxes                                                                                $ 6,121
                                                                                                             =======

NINE MONTHS ENDED
 October 3, 1998:
     Revenues-
     Sales to unaffiliated customers                             $28,239     $36,826      $     --           $65,065
     Sales to affiliates                                           2,420       1,452        (3,872)               --
                                                                --------     -------      --------           -------
            Total sales                                          $30,659     $38,278       $(3,872)          $65,065
                                                                ========     =======      ========           =======

   Operating income                                             $  4,158     $ 2,627      $    129          $  6,914
                                                                ========     =======      ========
   Interest expense                                                                                             (522)
                                                                                                            --------

   Income before income taxes                                                                               $  6,392
                                                                                                            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

            For the third quarter and first nine months of 1999, the Company reported net income of $1,670,000 and $4,849,000, respectively, compared to $1,578,000 and $4,700,000 for the same periods in 1998.

            K-Tron is an international company which derived approximately 61% and 57% of its first nine months of 1999 and 1998 revenues, respectively, from products manufactured in, and services performed from, its facilities located outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars and the impact of transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from the Company's Swiss manufacturing facilities in currencies other than the Swiss franc.

            The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:


                                                          Three Months Ended           Nine Months Ended
                                                          ------------------           -----------------
                                                          Oct. 2,    Oct. 3,          Oct. 2,    Oct. 3,
                                                           1999       1998             1999       1998
                                                           ----       ----             ----       -----
Total revenues                                            100.0%      100.0%          100.0%       100.0%
Cost of revenues                                           54.2        55.3            54.7         54.7
                                                           ----        ----            ----        -----
Gross profit                                               45.8        44.7            45.3         45.3

Selling, general & administrative                          30.8        30.4            31.2         31.5
Research & development                                      3.9         3.1             4.0          3.2
                                                           ----       -----             ---        -----
Operating income                                           11.1        11.2            10.1         10.6
Interest                                                     .6          .8              .6           .8
                                                           ----       -----            -----       -----
Income before income taxes                                 10.5%       10.4%            9.5%         9.8%
                                                           ====       =======           ====       ======

Backlog at end of period (at                                October 2, 1999           January 2, 1999       October 3, 1998
                                                            ---------------           ---------------       ---------------
October 2, 1999 foreign exchange                                 $19,154                  $21,352               $23,366
                                                                 =======                  =======               =======
rates, in thousands)


            As noted above, more than half of the Company's revenues are normally derived from activities in foreign jurisdictions. Consequently, the Company's results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, German mark and euro and, to a lesser degree, the British pound sterling, French franc and other currencies. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of such sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, the Company typically receives a majority of its revenues in currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. Accordingly, changes in foreign exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect the Company's total revenues, gross profit and operating income as expressed in U.S. dollars.

            In addition, revenues and income of the Company with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc exchange rate (for inter-company transactions) and the euro/Swiss franc and German mark/Swiss franc exchange rates (for sales from the Company's Swiss manufacturing facilities which are made in euros or German marks). For the first nine months of 1999 as well as the same period in 1998, the changes in these and the U.S. dollar/euro and U.S. dollar/German mark exchange rates were as follows:

                                                                                   Three Months Ended            Nine Months Ended
                                                                                   ------------------            -----------------
                                                                                   Oct. 2,    Oct. 3,            Oct. 2      Oct. 3,
                                                                                    1999       1998               1999        1998
                                                                                    ----       ----               ----        ----
Average U.S. dollar equivalent of                                                   .656        .688              .671         .678
   one Swiss franc
% change vs. prior year                                                                   -4.7%                          -1.0%

Average U.S. dollar equivalent of                                                  1.051         N/A              1.074          N/A
   one euro

Average U.S. dollar equivalent of                                                   .537        .572              .549         .560
   one German mark
% change vs. prior year                                                                   -6.1%                          -2.0%

Average Swiss franc equivalent of                                                   .819        .831              .818         .826
   one German mark
% change vs. prior year                                                                   -1.4%                          -1.0%


Average Swiss franc equivalent of                                                  1.602         N/A             1.601          N/A
   one euro

            Total revenues increased $.4 million or 2.1% in the third quarter of 1999 and decreased by $.9 million or 1.4% in the first nine months of 1999 compared to the same periods in 1998. Western European revenues increased and North American revenues decreased in the third quarter and first nine months of 1999 compared to the same periods in 1998. As reflected in the preceding chart, revenues for the third quarter and first nine months of 1999 would have been somewhat higher than the same period in 1998 if translated at prior year rates.

            Gross profit as a percent of revenues increased to 45.8% for the third quarter of 1999 compared to 44.7% for the same period in 1998. The improvement in gross margin in 1999 was primarily due to sales mix. Gross margin for the first nine months of 1999 and 1998 remained constant at 45.3%.

            Selling, general and administrative (SG&A) expense increased by $.2 million or 3.6 % for the third quarter of 1999 and decreased by $.5 million or 2.5% for the first nine months of 1999 compared to the same periods in 1998. This increase in SG&A in the third quarter was due to higher selling expenses, partly offset by lower foreign exchange translation rates. The decrease for the first nine months was due to lower selling expenses and lower foreign exchange translation rates. As a percent of total revenues, SG&A for the third quarter and first nine months of 1999 was 30.8% and 31.2%, respectively, compared to 30.4% and 31.5% for the same periods in 1998.

            Research and development (R&D) expenditures increased by $.2 million or 27.5% for the third quarter of 1999 and by $.5 million or 23.5% for the first nine months of 1999 compared to the same periods in 1998. R&D expenses increased due to greater emphasis on the development of new products and enhancements to existing products, offset in part by lower foreign exchange translation rates. R&D expense as a percent of total revenues was 3.9% for the third quarter and 4.0% for the first nine months of 1999 compared to 3.1% and 3.2%, respectively, for the same periods in 1998.

            Interest expense decreased by $.1 million or 27.2% for the first nine months of 1999 compared to the same period in 1998, primarily due to weighted average lower debt levels and lower rates on some loans.

            The effective tax rate for the third quarter and first nine months of 1999 were 26.4% and 20.8%, respectively, compared to 28.6% and 26.5% for the same periods in 1998. These lower rates in 1999 were due in part to reduced taxable income in the United States. The effective tax rates for both 1999 and 1998 were also reduced by the utilization of foreign net operating loss carryforwards with full valuation allowances.

            The backlog decreased by 10.3% at the end of the third quarter compared to the end of 1998 and by 18.0% compared to the same periods in 1998, in each case at constant foreign exchange rates. The decrease was primarily from orders received at the manufacturing facilities in Europe.

Liquidity and Capital Resources

      The Company's capitalization as of the end of the third quarter of 1999 and as of the end of fiscal years 1998 and 1997 is set forth below:

                                                      Oct. 2,             Jan. 2,            Jan. 3,
(Dollars in Thousands)                                 1999                1999               1998
                                                   ----------           ----------         ---------

Short-term debt, including current
   portion of long-term debt                        $1,565              $ 1,534            $ 3,148
Long-term debt                                       8,920                9,638             10,619
                                                     -----               -----              ------
Total debt                                          10,485               11,172             13,767

Shareholders' equity                                24,679               22,274             18,892
                                                    ------               ------             ------
Total debt and shareholders' equity                $35,164              $33,446            $32,659
            (total capitalization)                  =======             =======             ======

Percent total debt to total capitalization           30%                   33%                 42%
Percent long-term debt to equity                     36%                   43%                 56%
Percent total debt to equity                         42%                   50%                 73%


            Total debt decreased by $.7 million in the first nine months of 1999 ($.1 million using a constant foreign exchange rate). U.S. debt decreased by $.2 million while European debt decreased by $.5 million. At October 2, 1999, the Company had $5.0 million of borrowing availability under its U.S. loan agreements and $3.4 million of borrowing availability under its Swiss loan agreements.

            At October 2, 1999, there was working capital of $14.3 million compared to $11.4 million at January 2, 1999, and the ratio of current assets to current liabilities at those dates was 1.65 and 1.49, respectively.

            In the first nine months of 1999 and 1998, the Company utilized internally-generated funds to meet its working capital needs.

            Net cash provided by operating activities was $2.5 million in the first nine months of 1999 compared to $5.9 million in the same period of 1998, with such lower flow being due to a reduction in accrued expenses.

            Net cash used in investing activities in the first nine months of 1999 and 1998 was for capital additions.

            Net cash used in financing activities in the first nine months of 1999 was primarily for the purchase of 116,400 shares of common stock from two shareholders, partly offset by cash received from the issuance of common stock.

            Changes in foreign exchange rates, particularly with respect to the Swiss franc and German mark, caused a translation adjustment decrease in shareholders' equity of $.9 million in the first nine months of 1999.

Readiness for Year 2000

            The Company has completed an evaluation of its information technology infrastructure for Year 2000 compliance and has substantially completed its Year 2000 compliance activities. The cost to modify its information technology infrastructure to be Year 2000 compliant has not been material to its financial condition or results of operations. The Company does not anticipate any material disruptions in its business as a result of any failure by the Company to be Year 2000 compliant.

            The Company is continually obtaining information concerning the Year 2000 compliance status of its significant suppliers, customers and business partners to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their Year 2000 problems. There can be no assurance that such suppliers, customers and business partners are or will be Year 2000 compliant. The risk to the Company resulting from the failure of third parties in the public and private sector to attain Year 2000 readiness is the same as for other firms in the Company's industry or other business enterprises generally and could involve many different types of disruption to the Company's business.

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

                           PART II. OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits

            27.1                   Financial Data Schedule

(b)         Reports on Form 8-K

            There were no reports on Form 8-K for the quarter ended October 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              K-TRON INTERNATIONAL, INC.


Date: October 26, 1999        By:      /s/ Ronald R. Remick
                                       -----------------------
                                       Ronald R. Remick
                                       Senior Vice President & Chief
                                       Financial Officer
                                       (Duly authorized officer and principal
                                       financial officer of the registrant)


                              By:      /s/ Alan R. Sukoneck
                                       -----------------------
                                       Vice President, Chief Accounting
                                       & Tax Officer
                                       (Duly authorized officer and principal
                                       accounting officer of the registrant)

                                  EXHIBIT INDEX




          Exhibit Number                          Description
          --------------                          -----------

              27.1                                Financial Data Schedule