Form 10-K405
period 2000-01-01
K TRON INTERNATIONAL INC
filed 2000-03-30
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the fiscal year ended January 1, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from ________ to ________

                          COMMISSION FILE NUMBER 0-9576

                           K-TRON INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          New Jersey
(State or other jurisdiction of                          22-1759452
incorporation or organization)              (I.R.S. Employer Identification No.)

            Routes 55 and 553
              P.O. Box 888
           Pitman, New Jersey                            08071-0888
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code: (856)589-0500

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered
       None                                      None


           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. /X/

As of March 24, 2000, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $34,979,438. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any institutional shareholders owning more than ten percent of the Registrant's Common Stock.

As of March 24, 2000, there were 2,420,155 shares of the Registrant's Common Stock outstanding.


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

                                     PART I

ITEM 1.           BUSINESS.

GENERAL

         K-Tron International, Inc. was incorporated in New Jersey in 1964. The Company's operations are conducted primarily through subsidiaries, and its principal business is the design, production, marketing and servicing of gravimetric and volumetric feeders and related equipment for the processing of bulk solids in a wide variety of manufacturing processes. K-Tron feeders control by mass or weight (gravimetric feeding) or by volume (volumetric feeding) the rate at which ingredients are fed into the manufacturing processes of numerous products. The major industries served are plastics, food, chemical, detergent, pharmaceutical and cement, but the Company's feeders are also used in many other industries.

         In addition to feeding equipment, K-Tron designs, produces, markets and services pneumatic conveying systems and related equipment for the food, plastics and pharmaceutical industries, which may be used either in conjunction with certain K-Tron feeders or on a stand-alone basis, as well as electronic assemblies.

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

BRAND NAMES

         The Company markets its feeding and pneumatic conveying equipment under three brand names: K-Tron Soder (feeders for other than heavy industries), Hasler (feeders for heavy industries) and Hurricane (pneumatic conveying equipment). The Company markets these brands on both an equipment and total systems basis.

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

         K-Tron Soder Brand. The K-Tron Soder brand of products offers feeding equipment and systems to control precisely the flow of ingredients in the manufacture of numerous products in industries other than heavy industries. K-Tron Soder feeders, including loss-in-weight feeders, weigh belt feeders, volumetric feeders, flow meters and related controls, are assembled at Company facilities in the United States and Switzerland in a complete range of feeding equipment types and sizes for these industries. The plastics, food, chemical, detergent and pharmaceutical industries are among those served by K-Tron Soder feeders.

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

CUSTOMERS

         The Company sells its equipment throughout the world to a wide variety of customers in its addressed markets, ranging from large, global companies to regional and local businesses. No single customer accounted for more than 10% of the Company's total revenues in fiscal 1999.

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

RESEARCH AND DEVELOPMENT

         The Company invests in research and development ("R&D") to maintain a technological leadership position in the feeding equipment industry. R&D focuses on new products as well as on improvements to existing products. Current efforts are aimed at developing new products, including new controls and a new belt feeder, shortening the time spent in the development of such products, recycling existing product designs into lower cost products and analyzing the price/performance relationship for both new and existing products.

         A centralized R&D approach facilitates the development of common or compatible products for the Company's three brands. The Company utilizes common weighing and control technologies for both of its feeder brands.

         The Company's research and development expenses were $3,353,000, $2,980,000 and $2,768,000 in fiscal 1999, 1998 and 1997, respectively.

COMPETITION

         The Company is a leading worldwide producer of feeders and related equipment for the handling of bulk solids in manufacturing processes. The Company believes it has reached this position primarily because of its use of electronic and digital control technology, its use of digital weighing technology, its development of mechanical design improvements to its products and its knowledge of material handling. The Company also relies on other technological advantages and on its reputation and experience in serving the needs of its large customer base to maintain a competitive advantage.

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

BACKLOG

         At the end of fiscal 1999, the Company's backlog of unfilled orders was approximately $17,835,000, compared to a backlog of approximately $22,354,000 at the end of fiscal 1998, a decrease of 20.2%. Using the end of fiscal 1999 exchange rates, the backlog of orders at the end of fiscal 1998 was approximately $20,585,000, representing a decrease in the 1999 backlog of approximately 13.4%. The backlog of orders at the end of fiscal 1999, excluding the effect of foreign currency exchange translations, was lower than the 1998 year-end backlog primarily due to the shipment of a large order in the fourth quarter of 1999 that was included in the 1998 year-end backlog.

         The bulk of the Company's backlog represents orders that will be ready for delivery in less than 120 days. Thus, except for shipments to be made later in the year in accordance with customer requests, it is expected that most of the backlog as of the end of fiscal 1999 will be shipped prior to April 30, 2000.

EMPLOYEES

         At the end of fiscal 1999, the Company had 475 employees, of which 292 were located in Europe, 163 in the United States, 13 in Singapore, 4 in Canada and 3 in China.

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

         In Niederlenz, Switzerland, the Company owns a 60,000 square foot building where it has manufacturing facilities and a tech center for product demonstrations, and an adjacent five floor, 40,000 square foot office building which houses administrative offices, training facilities and research and development offices. In 1999, one floor of the office building was leased to third parties. The Company also occupies an adjacent leased facility where it manufactures weight sensors.

         In Colombier, Switzerland, the Company leases a 51,000 square foot building where it has manufacturing facilities, administrative offices, training facilities and research and development offices. The lease will not be renewed upon expiration in October 2000. During fiscal 2000, the sales, sales support and service activities conducted from that building will be moved to a 4,000 square foot leased facility in Neuchatel, Switzerland, near Colombier, while engineering, assembly and administration will be relocated to the Company's facility in Niederlenz, Switzerland. In Niederlenz, the manufacturing area will be expanded by 6,000 square feet and approximately half of the office building third-party leased space will be used for administration.

         Certain sales and service activities are conducted at Company-owned facilities in England (30% leased to a third party) and Germany and from leased office space in Germany, France, Singapore and China.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         This item is not applicable because there were no matters submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company are as follows:

                  Name                               Age                        Position
                  ----                               ---                        --------
         Edward B. Cloues, II                        52                Chairman of the Board of
                                                                       Directors and Chief Executive
                                                                       Officer

         Kevin C. Bowen                              48                President and Chief Executive
                                                                       Officer of K-Tron America, Inc.

         Lukas Guenthardt                            41                Senior Vice President -
                                                                       Strategic Planning, Product
                                                                       Development and Marketing

         Ronald R. Remick                            53                Senior Vice President,
                                                                       Chief Financial Officer and
                                                                       Treasurer

         Beat Steger                                 43                Managing Director of K-Tron
                                                                       (Schweiz) AG ("K-Tron
                                                                       Switzerland")

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

         Lukas Guenthardt has been Senior Vice President - Strategic Planning, Product Development and Marketing of the Company since June 1, 1998. Mr. Guenthardt was Managing Director of K-Tron Switzerland from July 1995 to June 1, 1998, Managing Director of the Soder Division of K-Tron Switzerland from March 1994 to July 1995, and Director of International

Research and Development of the Company from July 1992, when he joined K-Tron, until March 1994.

         Ronald R. Remick has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 10, 1999. Prior to joining the Company, Mr. Remick was Vice President of Planning and Treasury of ARCO Chemical Company from 1995 to 1998 and Vice President of Planning and Control of ARCO Chemical Company from 1993 to 1995.

         Beat Steger has been Managing Director of K-Tron Switzerland since June 1998. From 1995 to June 1998, Mr. Steger was Director of Operations for K-Tron Switzerland, and he has been with K-Tron Switzerland in various other capacities since 1988.

         The executive officers are elected or appointed by the Board of Directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock trades on the Nasdaq National Market under the symbol "KTII." The following table sets forth the high and low sales prices for each quarter in fiscal 1998 and 1999 as quoted on the Nasdaq National Market.

Fiscal Year 1998                               High                      Low
First Quarter . . . . . . . . . . . . . . .  $ 17.938                  $ 15.50
Second Quarter. . . . . . . . . . . . . . .  $ 21.25                   $ 17.00
Third Quarter . . . . . . . . . . . . . . .  $ 19.813                  $ 17.50
Fourth Quarter  . . . . . . . . . . . . . .  $ 19.75                   $ 16.875

Fiscal Year 1999

First Quarter   . . . . . . . . . . . . . .  $ 18.625                  $ 17.4375
Second Quarter  . . . . . . . . . . . . . .  $ 18.625                  $ 16.75
Third Quarter   . . . . . . . . . . . . . .  $ 18.125                  $ 14.00
Fourth Quarter  . . . . . . . . . . . . . .  $ 16.50                   $ 12.625

         On March 24, 2000, the closing price of a share of K-Tron Common Stock as reported by the Nasdaq National Market was $15.625.

         There were 321 record holders of the Company's Common Stock on March 24, 2000.

DIVIDEND POLICY

         The Company has never paid a cash dividend on its Common Stock, and it currently intends to retain all future earnings for use in its business. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. In addition, one of the Company's credit facilities contains certain restrictions on the transfer of funds that may restrict the Company's ability to declare dividends.

ITEM 6.           SELECTED FINANCIAL DATA.

         The selected consolidated financial data presented below for, and as of the end of, each of the Company's last five fiscal years have been derived from and are qualified by reference to the Company's consolidated financial statements. The consolidated financial statements of the Company for the fiscal years ended January 1, 2000, January 2, 1999, January 3, 1998, December 28, 1996 and December 30, 1995 have been audited by Arthur Andersen LLP, independent public accountants.

         This information should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

         The Company has not paid any cash dividends on its shares of Common Stock during the periods presented.

                                                                                       FISCAL YEAR ENDED
                                                    -------------------------------------------------------------------------------
                                                      JAN. 1       JAN. 2        JAN. 3        DEC. 28     PRO FORMA     DEC. 30
                                                      2000         1999          1998          1996         1995(1)      1995
--------------------------------------------------- ------------- -------------- ---------- ------------ ------------  ------------
FINANCIAL SUMMARY($000):
  Revenues                                            $87,887      $89,142       $87,152       $89,871      $89,640       $110,394
  Income before loss on disposition of
    businesses and taxes                                8,644        8,718         7,309         5,841        2,717            834

  Income (loss) on disposition of businesses (2)           --           --            --            --           --       (11,278)

  Net income (loss)                                     6,759        6,593         5,444         4,026        1,408        (9,294)
  Total assets                                         54,770       56,617        54,249        55,330                      69,296
  Working capital                                      14,057       11,446         9,423        15,362                      23,114
  Additions to property, plant and equipment            2,605        2,713         3,000         2,081                         370
  Depreciation and amortization                         3,362        3,158         2,977         3,334                       4,844
PER SHARE ($):
  Basic net earnings (loss)                             $2.28        $2.10         $1.72         $1.29        $ .45        $(3.00)
  Diluted net earnings (loss)                            2.23         2.03          1.69          1.28          .45         (3.00)
  Book value                                             8.61         7.34          5.87          4.21                        3.03
CAPITALIZATION ($000):
  Shareholders' equity                                $25,210      $22,274       $18,892       $13,194                      $9,421
  Long-term debt                                        7,252        9,638        10,619        20,807                      35,004
  Short-term debt (3)                                   4,627        1,534         3,148           861                       2,133
  Total debt                                           11,879       11,172        13,767        21,668                      37,137
RATIOS:
  Return on average shareholders' equity (%)             28.4         32.0          33.9          35.6         10.1            N/A
  Return on revenues (%)                                  7.7          7.4           6.2           4.5          1.6            N/A
  Long-term debt to shareholders' equity (%)             28.8         43.3          56.2         157.7                       371.6
  Current assets to current liabilities                   1.6          1.5           1.4           1.8                         2.1
  Average inventory turnover                              4.7          4.7           4.1           3.2                         2.9
  Average accounts receivable turnover                    4.4          5.2           5.5           4.8                         4.3
OTHER DATA:
  Shares outstanding (000) (4)                          2,927        3,033         3,218         3,137                       3,113
  Shareholders of record (5)                              287          304           342           350                         383
  Number of employees                                     475          496           491           461                         466

(1) Reflects pro forma adjustments for loss on disposition of businesses described in (2) below and the discontinuance of the Company's other Colortronic brand business, all as more fully explained in Note 3 of the Company's fiscal year 1997 consolidated financial statements, as if such dispositions and discontinuances had been consummated as of the beginning of the 1995 fiscal year.

(2) 1995 - loss on disposition of businesses of $10,529 from sale of Colortronic GmbH and rights to several related patents and patent applications and $749 loss on the sale of Hasler France and Brazilian businesses.

(3)      Including current portion of long-term debt.

(4) Net of treasury stock of 1,063 shares for fiscal years 1995 and 1996, 1,053 for fiscal year 1997, 1,295 for fiscal year 1998 and 1,447 for fiscal year 1999.

(5)      Does not include shareholders whose shares are held in street name.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes. All references to 1999, 1998 and 1997 mean the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

         In the fourth quarter of 1999, the Company announced that it would integrate its Soder and Hasler operations worldwide to form a unified business serving the bulk material handling markets. The Company took a fourth quarter 1999 charge of $710,000 for this restructuring, of which $450,000 remained in accrued liabilities at the end of 1999. Implementation of the integration plan started in the fourth quarter of 1999 and will be completed with the closing of the Company's Hasler manufacturing facility in Colombier, Switzerland before its lease expires on October 31, 2000. On or about March 31, 2000, the sales, sales support and service activities conducted from Colombier will be moved to nearby leased office space in Neuchatel, Switzerland, while engineering, assembly and administration will be moved to the Company's existing facility in Niederlenz, Switzerland on or before June 30, 2000.

         On March 23, 2000, the Company completed a tender offer begun on February 16, 2000 and repurchased 508,000 shares of its Common Stock at $18.00 per share for a total of $9,144,000. The purchase represented approximately 17.3% of the shares then outstanding. The purchase was financed by using $1,194,000 of available cash, all of a $7,000,000 loan facility obtained from a U.S. bank on February 4, 2000 and $950,000 from an existing $5,000,000 line of credit with that same bank. The $7,000,000 loan is payable in equal monthly installments plus accrued interest over a period of four years commencing May 1, 2000.

RESULTS OF OPERATIONS

         In 1999, 1998 and 1997, the Company reported net income of $6,759,000, $6,593,000 and $5,444,000, respectively.

         K-Tron is an international company which derived approximately 59%, 58% and 59% of its 1999, 1998 and 1997 revenues, respectively, from products manufactured in, and services performed from, its facilities located outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars and the impact of transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from the Company's Swiss manufacturing facilities in currencies other than the Swiss franc.

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated.

                                                       Fiscal Year
                                      -------------------------------------------
                                         1999             1998             1997
                                      ---------        ---------        ---------
Total revenues                            100.0%           100.0%           100.0%
Cost of revenues                           55.7             54.9             55.2
                                      ---------        ---------        ---------
Gross profit                               44.3             45.1             44.8
Selling, general and
 administrative                            30.1             31.2             31.9
Research and development                    3.8              3.3              3.2
                                      ---------        ---------        ---------
Operating income                           10.4             10.6              9.7
Interest                                    0.6              0.8              1.3
                                      ---------        ---------        ---------
Income before income taxes                  9.8%             9.8%             8.4%
                                      =========        =========        =========
Year-end backlog  (at year-end
1999 foreign exchange rates, in
thousands)                            $  17,835        $  20,585        $  17,340
                                      =========        =========        =========

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

         In addition, revenues and income of the Company with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the euro/Swiss franc and German mark/Swiss franc (for sales from the Company's Swiss manufacturing facilities which are made in euros or German marks) exchange rates. For 1999, 1998 and 1997, the changes in these and the U.S. dollar/euro and U.S. dollar/German mark exchange rates were as follows:

                                                                            Fiscal Year
                                                       ------------------------------------------------
                                                       1999                    1998                1997
                                                       ----                    ----                ----
Average U.S. dollar equivalent of
 one Swiss franc                                       0.664                   0.692                0.689
% change vs. prior year                                           -4.0%                  NIL

Average U.S. dollar equivalent of
 one euro                                              1.064                   N/A                  N/A

Average U.S. dollar equivalent of
 one German mark                                       0.544                   0.570                0.577
% change vs. prior year                                           -4.6%                  -1.2%

Average Swiss franc equivalent
 of one German mark                                    0.819                   0.824                0.837
% change vs. prior year                                           -0.6%                  -1.6%

Average Swiss franc equivalent of
 one euro                                              1.602                   N/A                  N/A

            Total revenues decreased by $1,255,000 or 1.4% in 1999 compared to 1998. Western European revenues increased and North American revenues decreased in 1999 compared to 1998. If the average foreign exchange translation rates for 1999 were applied to 1998, revenues would have increased by 1.0% in 1999.

         Total revenues increased by $1,990,000 or 2.3% in 1998 when compared to 1997. The increase was due to higher U.S. and European shipments offset by lower shipments to Asia from the Company's Swiss manufacturing facilities. Foreign exchange translation rates minimally affected 1998 when compared to 1997.

         Gross profit as a percent of total revenues decreased to 44.3% in 1999 as compared to 45.1% in 1998 and 44.8% in 1997. The reduction in gross margin in 1999 as compared to 1998 and 1997 was primarily due to sales mix.

         Selling, general and administrative (SG&A) expense decreased by $1,320,000 or 4.8% in 1999 compared to 1998, after remaining constant in 1998 when compared to 1997. The decrease in 1999 SG&A was due to the lower foreign exchange translation rates previously described offset in part by restructuring costs in Europe of $710,000 relating to the Hasler business. As a percent of total revenues, SG&A was 30.1% in 1999, 31.2% in 1998 and 31.9% in 1997.

         Research and development (R&D) expenditures increased by $373,000 or 12.5% in 1999 and by $212,000 or 7.7% in 1998 as compared to 1998 and 1997, respectively. R&D expenses increased due to greater emphasis on the development of new products. The 1999 increase as compared to 1998 was offset in part by lower foreign exchange translation rates. R&D expense as a percent of total revenues was 3.8% in 1999, 3.3% in 1998 and 3.2% in 1997.

         Interest expense decreased by $219,000 or 30.7% in 1999 and by $419,000 or 37.0% in 1998 as compared to 1998 and 1997, respectively. The 1999 and 1998 decreases from 1998 and 1997, respectively, were primarily due to weighted average lower debt levels and lower interest rates on some loans. Interest expense as a percent of total revenues was 0.6% in 1999, 0.8% in 1998 and 1.3% in 1997.

         Income before income taxes was $8,644,000 in 1999, $8,718,000 in 1998 and $7,309,000 in 1997. The changes during the periods were the result of the items discussed above.

         The 1999, 1998 and 1997 provisions for income tax of $1,885,000, $2,125,000 and $1,865,000, respectively, were related primarily to the Company's results in the United States and Germany. The effective tax rates were 21.8% for 1999, 24.4% for 1998 and 25.5% for 1997. The Company has New Jersey state and foreign tax loss carryforwards that total $4,300,000 and $2,600,000, respectively, which, if realized, would have an estimated future benefit of $212,000 and $735,000, respectively.

         The Company does not believe that inflation has had a material impact on the results of operations during the last three years.

         The Company's backlog decreased by 13.4% at the end of 1999 compared to 1998 (at constant foreign exchange rates), primarily due to the shipment of a large order in the fourth quarter of 1999 that was included in the 1998 year-end backlog. The bulk of the year-end 1999 backlog consists of orders that will be ready for delivery in less than 120 days.

         The Company's backlog increased by 19.6% at the end of 1998 compared to 1997 (at constant foreign exchange rates), primarily due to increased order volume at the United States and Swiss manufacturing facilities. Whereas in prior years the bulk of the Company's backlog represented orders that would be ready for delivery in less than 120 days, this was not the case at the end of 1998. The year-end 1998 backlog consisted of orders most of which would be delivered in 1999, but only about 40% of such backlog was expected to be shipped in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         All current loan agreements are with the Company's U.S. and Swiss manufacturing subsidiaries.

         At January 1, 2000, the Company's Swiss subsidiary had 7.0 million Swiss francs ($4.4 million) in short-term lines of credit with Swiss lenders, of which $2,543,000 was borrowed under these lines of credit and $1,854,000 was available for future borrowings. The annual interest rate on the amounts borrowed at January 1, 2000 was 6.25%. In addition to the short-term lines of credit, the Company's Swiss subsidiary had mortgage borrowings of 10.3 million Swiss francs ($6.4 million) with maturities through 2002. These mortgages carried annual interest rates ranging from 3.25% to 4.0%.

         In June 1998, the Company's U.S. manufacturing subsidiary refinanced its 20-year mortgage with a U.S. lender for $2,700,000 at an annual interest rate of 7.625%. Monthly principal and interest payments are $25,143. Every five years the bank has the right to review the mortgage and adjust its terms, including due dates and interest rates, with the first such right occurring in June 2003. At January 1, 2000, the amount borrowed under the mortgage was $2,562,000.

         Also in June 1998, the Company's U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with a U.S. lender that provides for a maximum borrowing of $5,000,000, subject to certain borrowing limitations based upon inventory and accounts receivable levels. During 1999, this credit facility was extended one year through July 2001. The annual interest rate as of January 1, 2000 was 8.5% (prime rate as published). At January 1, 2000, there were no outstanding borrowings under the facility, and $5,000,000 was available for future borrowings.

         On March 20, 2000, the Company borrowed $7,000,000 from a loan facility in the same amount that had been entered into with a U.S. bank on February 4, 2000 and used these funds, together with $1,194,000 of available cash and a borrowing of $950,000 on the $5,000,000 revolving credit facility referred to above, to repurchase 508,000 shares of its Common Stock. The $7,000,000 loan is payable in equal monthly installments of principal plus accrued interest over a four year period and is secured by liens on the same collateral securing other loans from the same U.S. bank. One-half of the loan bears interest at the fixed rate of 8.23% for the first two years and the other half is subject to a variable rate of interest equal to one month LIBOR plus 1.85 percent (7.66% at the date of borrowing).

         The Company's capitalization at the end of 1999, 1998 and 1997 is set forth below:

(Dollars in thousands)

                                                              Fiscal Year
                                                 -------------------------------------
                                                  1999           1998           1997
                                                 -------        -------        -------
Short-term debt, including current
 portion of long-term debt                       $ 4,627        $ 1,534        $ 3,148
Long-term debt                                     7,252          9,638         10,619
                                                 -------        -------        -------
Total debt                                        11,879         11,172         13,767
Shareholders' equity                              25,210         22,274         18,892
                                                 -------        -------        -------

Total debt and shareholders' equity              $37,089        $33,446        $32,659
                                                 =======        =======        =======
  (total capitalization)

Percent total debt to total capitalization            32%            33%            42%

Percent long-term debt to equity                      29%            43%            56%

Percent total debt to equity                          47%            50%            73%

         Total debt increased in 1999 and decreased in 1998 by $707,000 and $2,595,000, respectively. Total debt without the effect of foreign currency translation increased in 1999 and decreased in 1998 by $1,961,000 and $3,031,000, respectively.

         At the end of 1999 and 1998, working capital was $14,057,000 and $11,446,000, respectively, and the ratio of current assets to current liabilities was 1.65 and 1.49, respectively. Working capital increased in 1999 primarily due to funds provided from operations.

         In 1999, 1998 and 1997, the Company utilized internally generated funds to meet its working capital needs while in 1999 it also used short-term borrowings to meet its needs.

         Net cash provided by operating activities was $2,995,000 in 1999, $7,615,000 in 1998 and $12,594,000 in 1997. The decrease in operating cash flow since 1997 was primarily the result of an increase in accounts receivable and inventory and a reduction in accounts payable and accrued expenses. In 1999 and 1998, net income and depreciation and amortization were the principal components of cash provided by operating activities.

         The average number of days to convert accounts receivable to cash was 82 days in 1999 compared to 70 days in 1998 and 66 days in 1997. The average number of days to convert inventory into accounts receivable was 78 days in 1999 and 1998 compared to 88 days in 1997.

         Net cash used in investing activities was $2,804,000, $2,835,000 and $3,955,000 in 1999, 1998 and 1997, respectively. Capital expenditures were $2,605,000, $2,713,000, and $3,000,000 in 1999, 1998 and 1997, respectively.
Funds used in 1997 to acquire a Canadian company were $783,000. The Company has a year 2000 commitment for capital of approximately $1,000,000 associated with its Hasler brand restructuring. In addition, the Company expects to make capital expenditures necessary to maintain its facilities and operations in a normal fashion and, where required, to further its growth and other business objectives.

         Cash used in financing activities in 1999 and 1998 was primarily used for the purchase of 166,400 shares in 1999 and 250,000 shares in 1998 of the Company's Common Stock as well as for debt reduction in 1998 and 1997. In 1999, cash was obtained from operations as well as from short-term borrowings. In 1998 and 1997, cash was primarily obtained from the cash flow provided by operations. Cash and short-term investments decreased to $3,093,000 at the end of 1999 from $3,220,000 a year earlier.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and German mark, caused a translation decrease in shareholders' equity of $1,754,000 in 1999 following an increase of $574,000 in 1998 and a decrease of $560,000 in 1997.

EUROPEAN MONETARY UNION - EURO

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

         During the transition period, non-cash payments can be made in euros, and parties can elect to pay for goods and services and transact business using either the euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

         The Company has not encountered significant difficulties with the euro. Since the Company's sales in Europe have been from two manufacturing plants located in Switzerland, and since some sales are made in Swiss francs and others in local currencies, the relationship of the euro to the Swiss franc is important to the Company, just as the relationship of the Swiss franc and German mark has been important in the past.

         The euro conversion may affect cross-border competition by creating cross-border price transparency. The Company regularly assesses its pricing and marketing strategies in order to ensure that it remains competitive in the European market. The Company also implemented a new information technology system in Europe on January 4, 1999 to allow for transactions to take place in both the legacy currencies and the euro and also for the eventual elimination of the legacy currencies. The Company's foreign currency exchange risk in participating countries may be reduced as the legacy currencies are converted to the euro. The Company will continue to evaluate issues involving the introduction of the euro, including accounting, tax and legal issues. Based on current information and the Company's current assessment, the Company does not believe that the euro conversion has had or will have a material adverse affect on its business, results of operations, cash flows or financial condition.

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

         A wide range of factors could materially affect future developments and the performance of the Company, including the following: (i) increasing price and product/service competition by domestic and foreign competitors, including new entrants; (ii) the mix of products/services sold by the Company; (iii) rapid technological changes and developments and the Company's ability to continue to introduce competitive new products on a timely and cost-effective basis; (iv) changes in U.S. and global financial and currency markets, including significant interest rate and foreign currency exchange rate fluctuations; (v) protection and validity of patent and other intellectual property rights, both of the Company and its competitors; (vi) the cyclical nature of the Company's business as a capital goods supplier; (vii) possible future litigation and governmental proceedings; (viii) the availability of financing and financial resources in the amounts, at the times and on the terms required to support the Company's future business, including capacity expansions and possible acquisitions; (ix) the loss of key customers, employees or suppliers; (x) the failure to carry out marketing and sales plans;
(xi) the failure successfully to integrate acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial problems; (xii) economic, business and regulatory conditions and changes which may affect the level of new investments and purchases made by customers, including general economic and business conditions that are less favorable than expected; and (xiii) domestic and international political and economic conditions.

         This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

         (a) 1. Financial Statements. Financial Statements listed in the accompanying Index to Financial Statements and the Financial Statement Schedule appearing on page F-1 are filed as part of this annual report on Form 10-K.

                  2. Financial Statement Schedule. The Financial Statement Schedule listed in the accompanying Index to Financial Statements and the Financial Statement Schedule appearing on page F-1 are filed as part of this annual report on Form 10-K.

                  3.       Exhibits. (see (c) below).

         (b)      Reports on Form 8-K.

                  The Company did not file a report on Form 8-K during the quarter ended January 1, 2000.

         (c)      Exhibits.

                  The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1 Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to the Company's annual report on Form 10-K for the year ended January 2, 1999 ("1998 Form 10-K") and incorporated herein by reference)

3.2 By-Laws, as amended (Filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended January 1, 1994 and incorporated herein by reference)

4.1 Form of Certificate for Shares of Common Stock (Filed as Exhibit 4.1 to the 1998 Form 10-K and incorporated herein by reference)

4.2 Rights Agreement dated as of October 3, 1991 with First Interstate Bank of Arizona, N.A., as Rights Agent (Filed as Exhibit 1 to the Company's report on Form 8-K dated October 3, 1991 and incorporated herein by reference)

4.3 Amendment, dated as of March 6, 2000, to Rights Agreement, dated as of October 3, 1991, with American Stock Transfer & Trust Company, as successor Rights Agent

10.1     1986 Stock Option Plan, as amended and restated (Filed as Exhibit
         10.2.1 to the to the Company's annual report on Form 10-K for the year ended January 4, 1992 ("1991 Form 10-K") and incorporated herein by reference)**

10.2     1988 Stock Option Plan for Non-Employee Directors (Filed as Exhibit
         10.2.4 to the Company's annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference)**

10.3 K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.4 K-Tron International, Inc. Amended and Restated Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarterly period ended September 28, 1996 and incorporated herein by reference)**

10.5 Amended and Restated K-Tron International, Inc. Profit-Sharing and Thrift Plan**

10.6 K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.7 Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to the

         Company's report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**

10.8 Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as
         Exhibit 10.1 to the Company's report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**

10.9 Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick**

10.10 Form of Employment Agreement with certain employees of the Company, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit
         10.12 to the Company's annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.11 Form of Indemnification Agreement with certain directors and officers of the Company listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution**

10.12 Leasing Agreement dated October 30, 1990 between CS Immobilien Leasing AG, Zurich and Hasler Freres SA, with limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.1(b) to the Company's report on Form 8-K dated October 30, 1990 and incorporated herein by reference)

10.13 Amendment, dated January 25, 1991, to Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA and to the related limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.3.3 to the Company's annual report on Form 10-K for the year ended December 29, 1990 and incorporated herein by reference)

10.14 Note dated February 4, 2000 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit (b)(1) to Amendment No.1 to the Company's Tender Offer Statement on Schedule TO dated February 16, 2000 and incorporated herein by reference)

10.15 Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County

10.16 Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc and the Bank of Gloucester County

10.17 Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County

10.18 Loan Modification Agreement dated as of July 22, 1999 between K-Tron America, Inc. and The Bank of Gloucester County

21.1     Subsidiaries

23.1     Consent of Arthur Andersen LLP

24.1     Power of Attorney (Included on Signature Page)

27.1     Financial Data Schedule
----------------
** Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit


         COPIES OF THE EXHIBITS ARE AVAILABLE TO SHAREHOLDERS (UPON PAYMENT OF A $.20 PER PAGE FEE TO COVER THE COMPANY'S EXPENSES IN FURNISHING THE EXHIBITS) FROM RONALD R. REMICK, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, K-TRON INTERNATIONAL, INC., ROUTES 55 AND 553, P.O. BOX 888, PITMAN, NEW JERSEY 08071-0888.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               K-TRON INTERNATIONAL, INC.


Date:  March 28, 2000                          By   /s/ Edward B. Cloues, II
                                                 -------------------------------
                                                     Edward B. Cloues, II
                                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Each person in so signing also makes, constitutes and appoints Edward
B. Cloues, II, Chairman and Chief Executive Officer of K-Tron International, Inc., and Ronald R. Remick, Senior Vice President, Chief Financial Officer and Treasurer of K-Tron International, Inc., and each of them acting alone, as his true and lawful attorneys-in-fact, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


Signature                                      Date                                 Capacity
---------                                      ----                                 --------

 /s/ Edward B. Cloues, II                      March 28, 2000                       Chief Executive Officer
----------------------------                                                        (principal executive
     Edward B. Cloues, II                                                           officer) and Chairman of
                                                                                    the Board of Directors

 /s/ Ronald R. Remick                          March 28, 2000                       Senior Vice President,
----------------------------                                                        Chief Financial Officer
     Ronald R. Remick                                                               and Treasurer (principal
                                                                                    financial officer)

 /s/ Alan R. Sukoneck                          March 28, 2000                       Vice President, Chief
----------------------------                                                        Accounting and Tax
     Alan R. Sukoneck                                                               Officer (principal
                                                                                    accounting officer)

Signature                                      Date                                 Capacity
---------                                      ----                                 --------
 /s/ Leo C. Beebe                              March 28, 2000                       Director
------------------------------
     Leo C. Beebe


  /s/ Norman Cohen                             March 28, 2000                       Director
------------------------------
     Norman Cohen


  /s/ Robert A. Engel                          March 28, 2000                       Director
------------------------------
     Robert A. Engel


  /s/ Richard J. Pinola                        March 28, 2000                       Director
------------------------------
     Richard J. Pinola


  /s/ Hans-Jurg Schurmann                      March 28, 2000                       Director
------------------------------
     Hans-Jurg Schurmann


  /s/ Jean Head Sisco                          March 28, 2000                       Director
------------------------------
     Jean Head Sisco

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 1, 2000
TOGETHER WITH AUDITORS' REPORT

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                           F-2

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES:

   Consolidated Balance Sheets - January 1, 2000 and January 2, 1999                               F-3

   Consolidated Statements of Operations for the Fiscal Years Ended January 1,
     2000, January 2, 1999 and January 3, 1998                                                     F-5

   Consolidated Statements of Changes in Shareholders' Equity for the Fiscal
     Years Ended January 1, 2000, January 2, 1999 and January 3, 1998                              F-6

   Consolidated Statements of Cash Flows for the Fiscal Years Ended January 1,
     2000, January 2, 1999 and January 3, 1998                                                     F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                         F-9

SCHEDULE:
   Schedule II--Valuation Reserves                                                                 S-1

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To K-Tron International, Inc.:

We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. (a New Jersey corporation) and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 1, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-Tron International, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements as of January 1, 2000 and for each of the three fiscal years in the period ended January 1, 2000, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                     /s/ Arthur Andersen LLP





Philadelphia, Pennsylvania
    February 16, 2000

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                             (dollars in thousands)



                                                                                    January 1,           January 2,
                                                                                      2000                 1999

CURRENT ASSETS:
   Cash and cash equivalents                                                      $     3,093           $     3,220
   Accounts receivable (less allowance for doubtful
     accounts of $924 and $1,286)                                                      20,500                19,034
   Inventories                                                                         10,193                10,743
   Deferred income taxes                                                                  473                   819
   Prepaid expenses and other current assets                                            1,516                 1,177
                                                                                  -----------           -----------

              Total current assets                                                     35,775                34,993

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation of $27,307 and $27,066                                     14,611                16,215

PATENTS, net of accumulated amortization of $554
   and $479                                                                               879                   751

GOODWILL, net of accumulated amortization
   of $4,062 and $4,113                                                                 3,486                 4,454

OTHER ASSETS                                                                               19                   204
                                                                                  -----------           -----------

              Total assets                                                        $    54,770           $    56,617
                                                                                  ===========           ===========







   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                    (dollars in thousands except share data)



                                                                                      January 1,         January 2,
                                                                                         2000               1999
CURRENT LIABILITIES:
   Notes payable to banks                                                        $         2,543    $           254
   Current portion of long-term debt                                                       2,084              1,280
   Accounts payable                                                                        5,691              6,965
   Accrued expenses and other current liabilities                                          3,200              4,034
   Accrued payroll                                                                         2,713              4,307
   Accrued commissions                                                                     1,971              2,609
   Customer advances                                                                       1,134              1,810
   Accrued warranty                                                                        1,294              1,055
   Income taxes payable                                                                    1,088              1,233
                                                                                 ---------------    ---------------

              Total current liabilities                                                   21,718             23,547
                                                                                 ---------------    ---------------

LONG-TERM DEBT, net of current portion                                                     7,252              9,638
                                                                                 ---------------    ---------------

DEFERRED INCOME TAXES                                                                        303                423
                                                                                 ---------------    ---------------

OTHER NONCURRENT LIABILITIES                                                                 287                735
                                                                                 ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (Note 11)
SERIES A JUNIOR PARTICIPATING PREFERRED SHARES, $.01 par value, 50,000 shares             --                 --
   authorized; none issued

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 950,000 shares
     authorized; none issued                                                              --                 --
   Common stock, $.01 par value; 50,000,000 shares  authorized; 4,374,505 and
     4,328,555 shares issued                                                                  44                 43
   Paid-in capital                                                                        16,103             15,505
   Retained earnings                                                                      28,598             21,839
   Cumulative translation adjustment                                                      (1,946)              (192)
                                                                                 ---------------    ---------------

                                                                                          42,799             37,195
   Treasury stock, 1,447,350 and 1,295,450 shares, at cost                               (17,589)           (14,921)
                                                                                 ---------------    ---------------

              Total shareholders' equity                                                  25,210             22,274
                                                                                 ---------------    ---------------

              Total liabilities and shareholders' equity                         $        54,770    $        56,617
                                                                                 ===============    ===============




   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (dollars in thousands except share data)



                                                                           For the Fiscal Year Ended

                                                              January 1,         January 2,          January 3,
                                                                  2000              1999                1998

REVENUES                                                    $       87,887     $       89,142      $       87,152

COST OF REVENUES                                                    48,931             48,946              48,121
                                                           ---------------    ---------------     ---------------

              Gross profit                                          38,956             40,196              39,031
                                                           ---------------    ---------------     ---------------

OPERATING EXPENSES:
   Selling, general and administrative                              26,464             27,784              27,821
   Research and development                                          3,353              2,980               2,768
                                                           ---------------    ---------------     ---------------

                                                                    29,817             30,764              30,589
                                                           ---------------    ---------------     ---------------

              Operating income                                       9,139              9,432               8,442

INTEREST EXPENSE                                                       495                714               1,133
                                                           ---------------    ---------------     ---------------

              Income before income taxes                             8,644              8,718               7,309

INCOME TAX PROVISION                                                 1,885              2,125               1,865
                                                           ---------------    ---------------     ---------------

              Net income                                    $        6,759     $        6,593      $        5,444
                                                            ==============     ==============      ==============

BASIC EARNINGS PER SHARE                                    $        2.28      $        2.10       $        1.72
                                                            =============      =============       =============

DILUTED EARNINGS PER SHARE                                  $        2.23      $        2.03       $        1.69
                                                            =============      =============       =============

AVERAGE COMMON SHARES OUTSTANDING                                2,962,000          3,133,000           3,162,000

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING          3,026,000          3,243,000           3,227,000




   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (dollars in thousands)



                                      Common Stock                              Cumulative           Treasury Stock
                                                         Paid-in   Retained     Translation
                                    Shares     Amount    Capital   Earnings     Adjustment      Shares         Amount       Total
BALANCE,
   DECEMBER 29, 1996               4,200,328    $42    $14,120     $ 9,802      $  (206)       1,062,950    $  (10,564)    $13,194
     Comprehensive income-
       Net income                         --     --         --       5,444           --               --            --       5,444
       Translation adjustments            --     --         --          --         (560)              --            --        (560)
                                                                                                                           -------
       Total comprehensive
         income                                                                                                              4,884
                                                                                                                           -------
     Issuance of stock                70,972      1        713          --           --          (10,000)          100         814
                                   ---------    ---    -------     -------      -------       ----------    ----------     -------

BALANCE,
   JANUARY 3, 1998                 4,271,300     43     14,833      15,246         (766)       1,052,950       (10,464)     18,892
     Comprehensive income-
       Net income                         --     --         --       6,593           --               --            --       6,593
       Translation adjustments            --     --         --          --          574               --            --         574
                                                                                                                           -------
       Total comprehensive
         income                                                                                                              7,167
                                                                                                                           -------
     Issuance of stock                57,255     --        672          --           --           (7,500)           74         746
     Purchase of treasury shares          --     --         --          --           --          250,000        (4,531)     (4,531)
                                   ---------    ---    -------     -------      -------       ----------    ----------     -------

BALANCE,
   JANUARY 2, 1999                 4,328,555     43     15,505      21,839         (192)       1,295,450       (14,921)     22,274
                                  ----------    ---    -------     -------      -------       ----------    ----------     -------
     Comprehensive income-
       Net income                         --     --         --       6,759           --               --            --       6,759
       Translation adjustments            --     --         --          --       (1,754)              --            --      (1,754)
                                                                                                                           -------
       Total comprehensive
         income                                                                                                              5,005
                                                                                                                           -------
     Issuance of stock                45,950      1        598          --           --          (14,500)          168         767
     Purchase of treasury shares          --     --         --          --           --          166,400        (2,836)     (2,836)
                                  ----------    ---    -------     -------      -------       ----------    ----------     -------

BALANCE,
   JANUARY 1, 2000                 4,374,505    $44    $16,103     $28,598      $(1,946)       1,447,350    $  (17,589)    $25,210
                                  ==========    ===    =======     =======      =======       ==========    ==========     =======


   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)



                                                                                              For the Fiscal Year Ended

                                                                                January 1,            January 2,          January 3,
                                                                                  2000                  1999                 1998

OPERATING ACTIVITIES:
   Net income                                                                  $  6,759              $  6,593              $  5,444
   Adjustments to reconcile net income to
     net cash provided by operating activities-
       Depreciation and amortization                                              3,362                 3,158                 2,977
       Amortization of deferred gain on
         sale/leaseback transaction                                                (367)                 (374)                 (380)
       Deferred income taxes                                                        226                    81                  (321)
       Changes in assets and liabilities--
         Accounts receivable, net                                                (3,298)               (3,113)                  250
         Inventories                                                               (299)                 (442)                2,991
         Prepaid expenses and other
           current assets                                                          (495)                  (53)                   88
         Other assets                                                               170                   229                  (532)
         Accounts payable                                                          (786)                1,314                  (286)
         Accrued expenses and other
           current liabilities                                                   (2,571)                  285                 1,928
         Accrued warranty                                                           394                    99                   112
         Income taxes payable                                                      (100)                 (162)                  323
                                                                               --------              --------              --------

                Net cash provided by
                  operating activities                                            2,995                 7,615                12,594
                                                                               --------              --------              --------

INVESTING ACTIVITIES:
   Business acquired                                                                 --                    --                  (783)
   Capital expenditures                                                          (2,605)               (2,713)               (3,000)
   Investment in patents                                                           (199)                 (122)                 (172)
                                                                               --------              --------              --------

                Net cash used in investing activities                            (2,804)               (2,835)               (3,955)
                                                                               --------              --------              --------


                                   (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                   (Continued)



                                                                             For the Fiscal Year Ended
                                                                 January 1,          January 2,         January 3,
                                                                    2000                1999               1998
FINANCING ACTIVITIES:
   Net borrowings (payments) under notes payable to banks    $         2,511     $        (1,142)   $        (6,925)
   Proceeds from issuance of long-term debt                           --                   1,005                689
   Principal payments on long-term debt                                 (550)             (2,894)              (867)
   Purchase of treasury stock                                         (2,836)             (4,531)            --
   Proceeds from issuance of common stock                                767                 746                814
                                                             ---------------     ---------------    ---------------

              Net cash used in
                financing activities                                    (108)             (6,816)            (6,289)
                                                             ---------------     ---------------    ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                          (210)                102               (275)
                                                             ---------------     ---------------    ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (127)             (1,934)             2,075

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                   3,220               5,154              3,079
                                                             ---------------     ---------------    ---------------

   End of year                                               $         3,093     $         3,220    $         5,154
                                                             ===============     ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for-
       Interest                                              $           496     $           772    $         1,182
                                                             ===============     ===============    ===============

       Income taxes                                          $         1,663     $         2,275    $         1,951
                                                             ===============     ===============    ===============







   The accompanying notes are an integral part of these financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. NATURE OF OPERATIONS:

K-Tron International, Inc. and its subsidiaries (the "Company") design, produce, market, and service gravimetric and volumetric feeders, pneumatic conveying systems and related equipment for processing bulk solids in a wide variety of manufacturing processes. The Company has manufacturing facilities in the United States, Switzerland and Canada, and its equipment is sold throughout the world.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company's fiscal year is reported on a fifty-two/fifty-three week period. Fiscal years ended January 1, 2000 (referred to herein as "1999") and January 2, 1999 (referred to herein as "1998") each include fifty-two weeks, while the fiscal year ended January 3, 1998 (referred to herein as "1997") includes fifty-three weeks.

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

Goodwill

Excess of cost over net assets acquired is amortized on a straight-line basis over 15 years. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of this asset may warrant revision or that the remaining balance may not be recoverable.

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

Revenue Recognition

Revenue is recognized when goods are shipped.

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at current rates of exchange at year-end. Revenues and expenses are translated at average rates prevailing during the year. The Company incurred foreign currency transaction gains of approximately $98,000, $4,000 and $177,000 for 1999, 1998 and 1997, respectively. Translation gains and losses are recorded as a separate component of shareholders' equity.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

New Accounting Pronouncements

In fiscal 2001, the Company is required to adopt the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not anticipate that the adoption will have a material impact on the consolidated financial statements.

3.       INVENTORIES:

Inventories consist of the following:

                                                                 January 1,          January 2,
                                                                    2000                1999
                                                                         (in thousands)

           Components                                        $         8,299     $         8,504
           Work-in-process                                             1,755               1,820
           Finished goods                                                139                 419
                                                             ---------------     ---------------

                                                             $        10,193     $        10,743
                                                             ===============     ===============

4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                                 January 1,          January 2,
                                                                    2000                1999
                                                                         (in thousands)

           Land                                              $         1,064     $         1,215
           Buildings and improvements                                 15,797              17,240
           Automotive equipment                                          686                 676
           Machinery and equipment                                    12,441              12,169
           Furniture and fixtures                                     11,930              11,981
                                                             ---------------     ---------------

                                                                      41,918              43,281
           Less- Accumulated depreciation
               and amortization                                      (27,307)            (27,066)
                                                             ---------------     ---------------

                                                             $        14,611     $        16,215
                                                             ===============     ===============

Depreciation of property, plant and equipment for 1999, 1998 and 1997 was $2,760,000, $2,345,000 and $2,457,000, respectively.

5. NOTES PAYABLE TO BANKS AND LONG-TERM DEBT:

At January 1, 2000, the Company's Swiss subsidiary had 7.0 million Swiss francs ($4.4 million) in short-term lines of credit with Swiss lenders, of which $2,543,000 was borrowed under these lines of credit with $1,854,000 available for future borrowings. The annual interest rate on the amounts borrowed at January 1, 2000 was 6.25%. In addition to the short-term lines of credit, the Company's Swiss subsidiary had mortgage borrowings of 10.3 million Swiss francs ($6.4 million) with maturities through 2002 and with annual interest rates ranging from 3.25% to 4.0% from its Swiss lenders.

In June 1998, the Company's U.S. manufacturing subsidiary refinanced its 20-year mortgage with a U.S. lender for $2.7 million at an annual interest rate of 7.625%. Monthly principal and interest payments are $25,143. The lender has the right to review and adjust the terms of the mortgage every five years.

Also in June 1998, the U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with a U.S. lender that provides for a maximum borrowing of $5.0 million, subject to certain maximum borrowing limitations based upon inventory and receivable levels. During fiscal 1999, this credit facility was extended one year through July 2001. The annual interest rate as of January 1, 2000 was 8.5%. As of January 1, 2000, there were no outstanding borrowings under this credit facility, and $5.0 million was available for future borrowings.

Under the terms of the U.S. mortgage and revolving credit facilities, fixed assets with a book value of $2,870,000, and accounts receivable and inventory with a book value of $13,681,000 are pledged as collateral. In addition, fixed assets with a book value of $4,175,000 are pledged as collateral under the Swiss mortgages.

Long-term debt consists of the following:

                                                                          January 1,         January 2,
                                                                             2000               1999
                                                                                   (in thousands)

    U.S. mortgage, interest at 7.625% per annum                        $         2,562     $         2,644
    Non-U.S. mortgages, interest at market rates (3.25% to 4.0% at
        January 1, 2000 and 2.95% to 5.0% at January 2, 1999)                    6,444               7,542
    Other                                                                          330                 732
                                                                       ---------------     ---------------

                                                                                 9,336              10,918
    Less-  Current portion                                                      (2,084)             (1,280)
                                                                       ---------------     ---------------

                                                                       $         7,252     $         9,638
                                                                       ===============     ===============

Future annual payments required on long-term debt are as follows (in thousands):

               Fiscal Year                                           Amount
               -----------                                           ------
               2000                                                  $    2,084
               2001                                                       1,772
               2002                                                       3,266
               2003                                                       2,214
               2004                                                         --
               Thereafter                                                   --
                                                                    -----------
                                                                     $    9,336
                                                                    ===========

6. EMPLOYEE BENEFIT PLANS:

The Company has a profit-sharing and thrift plan (the "Plan") for all U.S. employees who have worked for the Company for at least six months and who are employed at the end of the year. All Company contributions to the Plan are at the discretion of the Board of Directors. The Company's profit-sharing contribution vests over a five-year period. In addition, employees may voluntarily participate in the thrift plan and authorize payroll deductions ranging from 1% to 15% of their compensation. Related matching Company contributions are vested immediately. The Board of Directors authorized matching contributions of 100% of the first 6% of participants' compensation for 1999 and 1997, and 110% of the first 6% of participants' compensation for 1998. The Board of Directors did not authorize any 1999, 1998 or 1997 contribution to the profit-sharing portion of the Plan.

Substantially all foreign employees participate in defined contribution group pension plans. Contributions are paid by the employee and employer at percentages that vary according to age and other factors.

The expense associated with the thrift plan for 1999, 1998 and 1997 was $405,000, $443,000 and $355,000, respectively. The foreign pension expense for 1999, 1998 and 1997 was $1,008,000, $1,231,000 and $1,066,000, respectively.

In June 1981, the Company adopted an employee stock purchase plan under which eligible employees of the Company may elect to participate through payroll deductions for up to 10% of their gross compensation. Such deductions are used to purchase common stock of the Company at a price equal to 85% of the market value, not to exceed $25,000 in stock in any year. Under this plan, the Company issued 15,706 shares of common stock at an average price of $13.25 in 1999, 14,241 shares of common stock at an average price of $14.92 in 1998 and 17,468 shares of common stock at an average price of $10.72 in 1997.

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

The Board of Directors has not determined the rights on the remaining 950,000 shares of the authorized preferred stock as of January 1, 2000.

The Company had a stock option plan for nonemployee directors (the "1988 plan") which expired in November 1998, but under which option grants remain outstanding. The plan provided that each eligible director was granted a single option to purchase 10,000 shares of the Company's common stock at a price equal to the fair market value at the date of grant. The aggregate number of shares which could be issued under the plan was 100,000. These options had a term of ten years and became exercisable in four equal annual installments beginning on the date of the grant.

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

In 1996, the Company adopted the 1996 Equity Compensation Plan (the "1996 plan"), with features similar to the 1986 plan, except that the maximum number of shares that may be issued is 450,000. The 1996 plan was amended in 1998, increasing the maximum number of shares that may be issued to 600,000, and allowing nonemployee directors to receive grants thereunder at fair market value. The 1996 plan is administered by a committee selected by the Board of Directors.

A summary of the Company's stock option and restricted stock grant activity for the plans referred to above for the three fiscal years ended January 1, 2000 is as follows:

                                                                      Average
                                                                      Price
                                                  Outstanding        Per Share      Available
                                                  -----------        ---------      ---------
    BALANCE,
        DECEMBER 29, 1996                           248,684                         500,000
           Granted                                  100,000     $     14.00        (100,000)
           Canceled                                  (1,500)           8.00          --
           Exercised                                (56,150)           9.37          --

    BALANCE,
        JANUARY 3, 1998                             291,034                         400,000
           1996 plan amendment                                                      150,000
           Granted                                  105,000           17.75        (105,000)
           Canceled                                  (5,850)           9.33           1,000
           Exercised                                (43,550)          10.07          --
           Restricted stock granted                  20,000           --            (20,000)
           Restricted stock exercised                (7,500)          --             --
           1988 plan expiration                      --               --            (50,000)
                                                    -------                         -------
    BALANCE,
        JANUARY 2, 1999                             359,134                         376,000
           Granted                                   59,500           17.80         (59,500)
           Canceled                                 (15,534)          11.47           5,334
           Exercised                                (32,933)           9.15          --
           Restricted stock granted                   2,000          --              (2,000)
           Restricted stock exercised               (14,500)         --              --
                                                    -------                         -------
    BALANCE,
        JANUARY 1, 2000                             357,667                         319,834
                                                    =======                         =======


As of January 1, 2000, thirty-one employees held options under the 1986 plan for an aggregate of 72,600 shares at exercise prices from $6.25 to $12.50 with a weighted average price of $8.22. These options expire in varying amounts through the year 2005. As of January 1, 2000, thirty-nine employees and six nonemployee directors held options under the 1996 plan for an aggregate of 256,167 shares at exercise prices from $14.00 to $19.00 with a weighted average price of $16.33. These options expire through 2009. As of January 1, 2000, under the 1988 plan, three directors held options for an aggregate of 28,900 shares at exercise prices from $9.25 to $11.00 with a weighted average price of $10.18. These options expire in varying amounts through the year 2004.

In July 1998, the Company repurchased 250,000 shares of its common stock, representing approximately 7.7% of its then outstanding common stock. The purchase price was $4,531,250, or $18.125 a share.

During fiscal 1999, the Company repurchased an additional 166,400 shares of its common stock in three separate transactions, representing approximately 5.5% of its outstanding common stock as of the beginning of the fiscal year. The total purchase price was $2,836,000, or an average of $17.04 a share.

On February 16, 2000, the Company commenced a tender offer to purchase for cash up to 450,000 shares of its common stock, representing approximately 15.4% of the Company's then outstanding shares, for $18.00 per share. The tender offer will expire, unless extended, at 5:00 p.m., New York City time, on Friday, March 17, 2000.

The share repurchase will be financed partly with available cash, but primarily by using a new $7.0 million credit facility that was obtained from a U.S. bank on February 4, 2000.

Pro Forma Information

As permitted under SFAS No. 123, the Company has elected to continue to account for compensation cost using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 does require the Company to disclose pro forma net income and pro forma earnings per share amounts, as if compensation expense were recognized for options granted after fiscal year 1994. Using this approach, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table:

                                                                  1999            1998           1997
                                                              ------------    -----------    -----------
                                                                   (in thousands, except per share)

       Net income - as reported                               $     6,759     $     6,593    $     5,444
       Net income - pro forma                                       6,340           6,090          5,256
       Basic earnings per share - as reported                        2.28            2.10           1.72
       Basic earnings per share - pro forma                          2.14            1.94           1.66
       Diluted earnings per share - as reported                      2.23            2.03           1.69
       Diluted earnings per share  - pro forma                       2.10            1.88           1.63

This pro forma impact may not be representative of the effects for future years, and could increase if additional options are granted and amortized over the vesting period.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 41.45%, 44.13% and 43.60%; risk-free interest rate of 5.17%, 5.85% and 6.02%; and expected life of 6.00 years, 6.38 years and 6.00 years in 1999, 1998 and 1997, respectively.

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

9.   INCOME TAXES:

Following are the domestic and foreign components of the income before income taxes:

                                                                         Fiscal Year Ended

                                                        January 1,          January 2,         January 3,
                                                          2000                 1999               1998
                                                      ------------       -------------      ---------------
                                                                         (in thousands)

        United States                                 $      5,196        $        6,595     $        2,387
        Foreign                                              3,448                 2,123              4,922
                                                    --------------      ----------------   ----------------

           Income before income taxes                 $      8,644        $        8,718     $        7,309
                                                      ============        ==============     ==============

The income tax provision (benefit) consists of the following:

                                                                      Fiscal Year Ended
                                                    ---------------------------------------------------
                                                    January 1,          January 2,           January 3,
                                                        2000                1999                 1998
                                                    ----------         -----------          -----------
                                                                       (in thousands)
    Current:
      Federal and state                             $    1,524         $     1,938          $     2,061

      Foreign                                              103                 106                  125
                                                    ----------         -----------          -----------

             Total current                               1,627               2,044                2,186


    Deferred:
      Federal and state                                    270                  56                 (325)
      Foreign                                              (12)                 25                    4
                                                    ----------         -----------          -----------

             Total deferred                                258                  81                 (321)
                                                    ----------         -----------          -----------

    Total income tax provision                      $    1,885         $     2,125          $     1,865
                                                    ==========         -----------          ===========


Significant components of the deferred tax accounts at January 1, 2000 and January 2, 1999, are as follows:

                                                            January 1,            January 2,
                                                             2000                  1999
                                                           -----------          ------------
                                                                   (in thousands)
    Deferred tax assets:
      Depreciation                                         $     22             $    126
      Accrued liabilities                                       310                  501
      Net operating loss carryforwards                        1,112                2,445
      Inventory basis differences                               138                  223
      Other                                                     478                  213
                                                           --------             --------

                                                              2,060                3,508
      Valuation allowance                                    (1,248)              (2,580)
                                                           --------             --------

           Total assets                                         812                  928
                                                           --------             --------

    Deferred tax liabilities:
      Depreciation                                             (566)                (230)
      Other                                                     (76)                (302)
                                                           --------             --------

           Total liabilities                                   (642)                (532)
                                                           --------             --------
    Net deferred asset                                     $    170             $    396
                                                           ========             ========

Foreign and U.S. state operating loss carryforwards as of January 1, 2000 were $2.6 million and $4.3 million, respectively. Of the $2.6 million of foreign losses, $1.7 million are available to offset future income through 2002. The balance of $900,000 has an unlimited carryforward period. U.S. state operating losses are available through 2006.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for all foreign and state net operating loss carryforwards and certain other deferred tax assets for which realization is dependent on future taxable earnings.

At January 1, 2000, retained earnings include $12.9 million of undistributed net income of foreign subsidiaries. Management considers such income to have been permanently invested and, therefore, no federal income taxes have been provided for these items.

A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:


                                                                          Fiscal Year Ended
                                                           January 1,          January 2,          January 3,
                                                              2000                1999                1998
                                                           ----------         ------------       --------------
                                                                              (in thousands)
     Income tax provision on income before income
         tax at statutory federal income tax rates         $     2,939       $     2,964         $     2,485
     Foreign tax rate differential                                (199)              (58)               (237)
     State tax, net of federal benefit                             134               263                 133
     U.S. and foreign permanent tax differences                     21              (440)                708
     Change in valuation allowance                                (870)             (532)             (1,307)
     Other                                                        (140)              (72)                 83
                                                           -----------      ------------         -----------

     Income tax provision                                  $     1,885       $     2,125         $     1,865
                                                           ===========       ===========         ===========


10. EARNINGS PER SHARE:

The Company adopted SFAS No. 128, "Earnings Per Share," which requires that the Company report Basic and Diluted Earnings Per Share. Basic Earnings Per Share represents net income less preferred dividends divided by the weighted average number of common shares outstanding. Diluted Earnings Per Share is calculated similarly, except that the denominator includes weighted average number of common shares outstanding plus the dilutive effect of options, warrants, convertible securities and other instruments with dilutive effects if exercised.

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                                   Net Income
                                                    Available
                                                    To Common                      Earnings
                                                  Shareholders         Shares      Per Share
                                                  ------------       ---------     ---------
                                                   For the Fiscal Year Ended January 1, 2000
                                                   -----------------------------------------
Basic                                             $6,759,000         2,962,000       $2.28

               Common Share Equivalent of
                   Options Issued                     --                64,000        (.05)
                                                  ----------         ---------      ------

Diluted                                           $6,759,000         3,026,000        $2.23
                                                  ==========        ==========        =====


                                                   For the Fiscal Year Ended January 2, 1999
                                                   -----------------------------------------
Basic                                             $6,593,000         3,133,000       $2.10

               Common Share Equivalent of
                   Options Issued                     --              110,000         (.07)
                                                  ----------         ---------      ------

Diluted                                           $6,593,000         3,243,000        $2.03
                                                  ==========        ==========        =====


                                                  For the Fiscal Year Ended January 3, 1998
                                                  -----------------------------------------

Basic                                             $5,444,000         3,162,000       $ 1.72

               Common Share Equivalent of
                   Options Issued                     --                65,000         (.03)
                                                  ----------         ---------      ------


Diluted                                           $5,444,000         3,227,000        $1.69
                                                  ==========        ==========        =====



Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

11. COMMITMENTS AND CONTINGENCIES:

The Company leases certain office and plant facilities and equipment under noncancellable leases. These leases expire in periods ranging from one to five years and, in certain instances, provide for purchase options.

Immediately prior to the 1990 acquisition of Hasler, the Company's heavy feeder division, the acquired company entered into a sale/leaseback agreement on its real property in Switzerland. The net proceeds of this transaction were distributed to the seller as a dividend. The gain from this transaction has been classified as Other Noncurrent Liabilities in the Company's consolidated balance sheets. This deferred gain is being amortized over the life of the resulting operating lease (ten years). Amortization of the deferred gain for 1999, 1998 and 1997 was $367,000, $374,000 and $380,000, respectively.

As of January 1, 2000, future minimum payments under operating leases having noncancellable terms in excess of one year are summarized below:

                                                          Operating
                                                           Leases
                                                       --------------
                                                       (in thousands)

                2000                                   $     717
                2001                                         218
                2002                                          67
                2003                                          44
                2004                                          21
                                                       ---------
                                                       $   1,067
                                                      ==========

Rent expense for 1999, 1998 and 1997 was $768,000, $702,000 and $647,000,
respectively.

The Company has employment contracts with eight executives. Except in one case when two years advance notice is required, these contracts may be terminated by the Company on one year's advance notice. Under the agreements, each individual is guaranteed minimum compensation over the contract period. As of January 1, 2000, the estimated future obligation under these contracts is $977,200 (2000) and $420,000 (2001).

12. MANAGEMENT SEGMENT INFORMATION:

The Company has adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 introduced a new model for segment reporting called the management approach. The management approach is based on the way that the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

The Company is engaged in one business segment, the development, manufacturing and marketing of gravimetric and volumetric feeders, pneumatic conveying systems and related equipment. The Company operates in two primary geographic locations, North America and Western Europe.

                                                              North             Western       Elimi-        Consoli-
                                                             America            Europe        nations         dated
                                                                                    (in thousands)
FISCAL YEAR ENDED
  JANUARY 1, 2000
   Revenues-
     Sales to unaffiliated customers                    $       36,226      $    51,661   $    --        $      87,887
     Sales to affiliates                                         3,509            2,907        (6,416)          --
                                                        --------------      -----------   -----------    -------------
              Total sales                               $       39,735      $    54,568   $    (6,416)   $      87,887
                                                        ==============      ===========   ===========    =============

   Operating income                                     $        5,405      $     3,752   $       (18)   $       9,139
                                                        ==============      ===========   ===========    =============

   Interest expense                                                                                               (495)
                                                                                                         -------------

   Income before income taxes                                                                            $       8,644
                                                                                                         =============

   Capital expenditures                                 $          826      $     1,779                  $       2,605

   Depreciation and amortization
     expense                                                     1,265            2,097                          3,362
             Total assets                                       21,700           33,070                         54,770


FISCAL YEAR ENDED
  JANUARY 2, 1999:
     Revenues-
       Sales to unaffiliated customers                  $       37,642      $    51,500   $    --        $      89,142
       Sales to affiliates                                       3,645            1,881        (5,526)          --
                                                        --------------      -----------   -----------    -------------

              Total sales                               $       41,287      $    53,381   $    (5,526)   $      89,142
                                                        ==============      ===========   ===========    =============
     Operating income                                   $        6,860      $     2,425   $       147    $       9,432
                                                        ==============      ===========   ===========
     Interest expense                                                                                             (714)
                                                                                                         -------------

     Income before income taxes                                                                          $       8,718
                                                                                                         =============

     Capital expenditures                               $        1,121      $     1,592                  $       2,713

     Depreciation and amortization
       expense                                                   1,376            1,782                          3,158
              Total assets                                      20,212           36,405                         56,617

FISCAL YEAR ENDED
  JANUARY 3, 1998:
     Revenues-
       Sales to unaffiliated customers                  $       35,507      $    51,645   $    --        $      87,152
       Sales to affiliates                                       1,976            1,931        (3,907)          --
                                                        --------------      -----------   -----------    -------------

              Total sales                               $       37,483      $    53,576   $    (3,907)   $      87,152
                                                        ==============      ===========   ===========    =============

     Operating income                                   $        3,040      $     5,607   $      (205)   $       8,442
                                                        ==============      ===========   ===========
     Interest expense                                                                                           (1,133)
                                                                                                         -------------

     Income before income taxes                                                                          $       7,309
                                                                                                         =============

     Capital expenditures                               $        1,003      $     1,997                  $       3,000

     Depreciation and amortization
       expense                                                   1,005            1,972                          2,977
              Total assets                                      21,276           32,973                         54,249

13. QUARTERLY FINANCIAL INFORMATION (Unaudited):

The following table summarizes quarterly financial data for fiscal 1999 and 1998:

   1999                       First          Second          Third        Fourth
---------                     -----          ------          -----        ------
Revenues                    $19,840        $22,617        $21,688       $23,742
Gross Profit                  9,121         10,027          9,925         9,883
Net Income                    1,360          1,819          1,670         1,910
Basic Earnings Per Share        .46            .62            .56           .65

Diluted Earnings Per Share      .44            .60            .55           .63



     1998                         First         Second          Third         Fourth
---------                         -----         ------          -----         ------
Revenues                        $21,455        $22,366        $21,244        $24,077
Gross Profit                      9,640         10,373          9,493         10,690
Net Income                        1,307          1,815          1,578          1,893
Basic Earnings Per Share            .40            .56            .52            .63

Diluted Earnings Per Share          .39            .54            .51            .60

                                                                     SCHEDULE II

                           K-TRON INTERNATIONAL, INC.

                               VALUATION RESERVES


                                          Balance at      Additions
                                           Beginning       Charged                             Balance at
                                           of Period      to Income      Deductions(1)       End of Period
                                       -------------   ------------      -------------      ---------------
FISCAL YEAR ENDED JANUARY 1, 2000:
     Allowance for doubtful accounts   $   1,286,000   $     39,000      $     401,000      $        924,000

FISCAL YEAR ENDED JANUARY 2, 1999:
     Allowance for doubtful accounts       1,119,000        208,000             41,000             1,286,000

FISCAL YEAR ENDED JANUARY 3, 1998:
     Allowance for doubtful accounts       1,037,000        184,000            102,000             1,119,000


FISCAL YEAR ENDED JANUARY 1, 2000:
     Provision for restructuring
       reserve                                --            710,000            260,000               450,000

FISCAL YEAR ENDED JANUARY 2, 1999:
     Provision for restructuring
       reserve                                --               --                 --                   --

FISCAL YEAR ENDED JANUARY 3, 1998:
     Provision for restructuring
       reserve                                --               --                 --                   --



(1) Accounts written off less recoveries, net of foreign exchange translation adjustment.

                                 EXHIBIT INDEX


Exhibit
Number              Description


[S]      [C]
3.1 Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to the Company's annual report on Form 10-K for the year ended January 2, 1999 ("1998 Form 10-K") and incorporated herein by reference)

3.2 By-Laws, as amended (Filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended January 1, 1994 and incorporated herein by reference)

4.1 Form of Certificate for Shares of Common Stock (Filed as Exhibit 4.1 to the 1998 Form 10-K and incorporated herein by reference)

4.2 Rights Agreement dated as of October 3, 1991 with First Interstate Bank of Arizona, N.A., as Rights Agent (Filed as Exhibit 1 to the Company's report on Form 8-K dated October 3, 1991 and incorporated herein by reference)

4.3 Amendment, dated as of March 6, 2000, to Rights Agreement, dated as of October 3, 1991, with American Stock Transfer & Trust Company, as successor Rights Agent

10.1     1986 Stock Option Plan, as amended and restated (Filed as Exhibit
         10.2.1 to the to the Company's annual report on Form 10-K for the year ended January 4, 1992 ("1991 Form 10-K") and incorporated herein by reference)**

10.2     1988 Stock Option Plan for Non-Employee Directors (Filed as Exhibit
         10.2.4 to the Company's annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference)**

10.3 K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.4 K-Tron International, Inc. Amended and Restated Employee Stock Purchase Plan (Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the quarterly period ended September 28, 1996 and incorporated herein by reference)**

10.5 Amended and Restated K-Tron International, Inc. Profit-Sharing and Thrift Plan**

10.6 K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.7 Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**

10.8 Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick**

10.9 Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as
         Exhibit 10.1 to the Company's report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**

10.10 Form of Employment Agreement with certain employees of the Company, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit
         10.12 to the Company's annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.11 Form of Indemnification Agreement with certain directors and officers of the Company listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution**

10.12 Leasing Agreement dated October 30, 1990 between CS Immobilien Leasing AG, Zurich and Hasler Freres SA, with limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.1(b) to the Company's report on Form 8-K dated October 30, 1990 and incorporated herein by reference)

10.13 Amendment, dated January 25, 1991, to Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA and to the related limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.3.3 to the Company's annual report on Form 10-K for the year ended December 29, 1990 and incorporated herein by reference)

10.14 Note dated February 4, 2000 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit (b)(1) on Amendment No.1 to the Company's Tender Offer Statement on Schedule TO dated February 16, 2000 and incorporated herein by reference)

10.15 Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County

10.16 Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc. and The Bank of Gloucester County

10.17 Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County

10.18 Loan Modification Agreement dated as of July 22, 1999 between K-Tron America, Inc. and The Bank of Gloucester County

21.1     Subsidiaries

23.1     Consent of Arthur Andersen LLP

24.1     Power of Attorney (Included on Signature Page)

27.1     Financial Data Schedule


** Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit