Form 10-Q
period 2000-04-01
K TRON INTERNATIONAL INC
filed 2000-05-01
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
          [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the transition period from            to

                         Commission file number 0-9576


                           K-TRON INTERNATIONAL, INC.

             (Exact Name of Registrant as Specified in Its Charter)

          New Jersey                                     22-1759452
(State or Other Jurisdiction of               (I.R.S. Employer Identification #)
 Incorporation or Organization)

ROUTES 55 & 553, P.O. BOX 888, PITMAN, NEW JERSEY                    08071-0888
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

                                                         Yes   X       No




The Registrant had 2,421,405 shares of Common Stock outstanding as of April 1, 2000.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                              Page No.
                                                                                              --------

PART  I.          FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Consolidated Balance Sheets                                           1
                           April 1, 2000 and January 1, 2000

                           Consolidated Statements of Income                                     2
                           & Retained Earnings for the Three
                           Months Ended April 1, 2000 and
                           April 3, 1999

                           Consolidated Statements of Cash Flows                                 3
                           for the Three Months Ended April 1, 2000
                           and April 3, 1999

                           Notes to Consolidated Financial Statements                            4 - 6

         Item 2.           Management's Discussion and Analysis                                  7 - 11
                           of Financial Condition and Results
                           of Operations

PART II.                   OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K                                     12

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                       April 1,        January 1,
                                                                        2000             2000
                                                                     (Unaudited)      (Audited)
                                                                     -----------      ---------
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                           $  1,364       $  3,093
   Accounts receivable (less allowance for doubtful accounts of
     $898 and $924)                                                      15,767         20,500
   Inventories                                                           10,885         10,193
   Deferred income taxes                                                    473            473
   Prepaid expenses and other current assets                              1,286          1,516
                                                                       --------       --------
          Total current assets                                           29,775         35,775

PROPERTY, PLANT AND EQUIPMENT, net                                       14,457         14,611
PATENTS, net                                                                883            879
GOODWILL, net                                                             3,267          3,486
OTHER ASSETS                                                                118             19
                                                                       --------       --------
         Total assets                                                  $ 48,500       $ 54,770
                                                                       ========       ========


                              LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable to banks                                              $     --       $  2,543
   Current portion of long-term debt                                      3,750          2,084
   Accounts payable                                                       4,809          5,691
   Accrued expenses & other current liabilities                           2,702          3,200
   Accrued payroll                                                        1,362          2,713
   Accrued commissions                                                    1,463          1,971
   Customer advances                                                      1,859          1,134
   Accrued warranty                                                       1,220          1,294
   Income taxes payable                                                   1,519          1,088
                                                                       --------       --------
         Total current liabilities                                       18,684         21,718

LONG-TERM DEBT, net of current portion                                   12,653          7,252
DEFERRED INCOME TAXES                                                       303            303
OTHER NONCURRENT LIABILITIES                                                192            287
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
   SHARES, $.01 par value - authorized 50,000 shares; none issued            --             --
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value - authorized 950,000 shares;
     none issued                                                             --             --
   Common stock, $.01 par value - authorized 50,000,000 shares;
     issued 4,376,755 shares and 4,374,505 shares                            44             44
   Paid-in capital                                                       16,128         16,103
   Retained earnings                                                     29,971         28,598
   Cumulative translation adjustments                                    (2,642)        (1,946)
                                                                       --------       --------
                                                                         43,501         42,799
   Treasury stock, 1,955,350 and 1,447,350 shares - at cost             (26,833)       (17,589)
                                                                       --------       --------
         Total shareholders' equity                                      16,668         25,210
                                                                       --------       --------
         Total liabilities and shareholders' equity                    $ 48,500       $ 54,770
                                                                       ========       ========


                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                                Three Months Ended
                                                ------------------
                                             April 1,       April 3,
                                               2000          1999
                                               ----          ----
REVENUES                                      $20,288      $19,840

COST OF REVENUES                               11,012       10,719
                                              -------      -------
         Gross profit                           9,276        9,121

OPERATING EXPENSES:
       Selling, general and administrative      6,324        6,606
       Research and development                   827          821
                                              -------      -------
                                                7,151        7,427
                                              -------      -------
         Operating income                       2,125        1,694

INTEREST EXPENSE                                  122          134
                                              -------      -------
         Income before income taxes             2,003        1,560

INCOME TAX PROVISION                              630          200
                                              -------      -------
         Net income                             1,373        1,360

RETAINED EARNINGS:
     Beginning of period                       28,598       21,839
                                              -------      -------
     End of period                            $29,971      $23,199
                                              =======      =======

EARNINGS PER SHARE:
     Basic                                    $  0.48      $  0.46
                                              =======      =======
     Diluted                                  $  0.47      $  0.44
                                              =======      =======

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                              ------------------
                                                                        April 1,           April 3,
                                                                         2000                1999
                                                                         ----                ----

OPERATING ACTIVITIES:
   Net income                                                          $ 1,373            $ 1,360
   Adjustment to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                        784                803
      Amortization of deferred gain on sale/leaseback transaction          (85)               (96)
      Changes in assets and liabilities:
          Accounts receivable, net                                       4,400              1,935
          Inventories                                                     (907)            (1,421)
          Prepaid expenses and other current assets                        194               (624)
          Other assets                                                    (103)                (7)
          Accounts payable                                                (753)               241
          Accrued expenses and other current liabilities                (1,724)
          Accrued warranty                                                 (39)               (19)
          Income taxes payable                                             446                194
                                                                       -------            -------
               Net cash provided by operating activities                 3,586              1,508
                                                                       -------            -------

INVESTING ACTIVITIES:
   Capital expenditures                                                   (856)              (902)
   Investment in patents                                                   (23)               (40)
                                                                       -------            -------
               Net cash used in investing activities                      (879)              (942)
                                                                       -------            -------

FINANCING ACTIVITIES:
   Net repayments under notes payable to banks                          (2,493)              (244)
   Proceeds from issuance of long-term debt                              7,950              1,500
   Principal payments on long-term debt                                   (629)              (421)
   Purchase of treasury stock                                           (9,244)            (1,812)
   Proceeds from issuance of common stock                                   25                194
                                                                       -------            -------
               Net cash used in financing activities                    (4,391)              (783)
                                                                       -------            -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH  EQUIVALENTS                                                       (45)              (140)
                                                                       -------            -------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                              (1,729)              (357)
                                                                       -------            -------
CASH AND CASH EQUIVALENTS
   Beginning of period                                                   3,093              3,220
                                                                       -------            -------
   End of period                                                       $ 1,364            $ 2,863
                                                                       =======            =======


                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2000
                                   (Unaudited)

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

The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 1, 2000 which was previously filed with the Securities and Exchange Commission.

2.       Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

Cash paid in the first three months of 2000 and 1999 for interest was $0.1 million and $0.1 million, respectively, and for income taxes was $0.2 million and $0.0 million, respectively.

3.       Earnings per Share

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

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                          For the Three Months Ended April 1, 2000
                                          ----------------------------------------

(Dollars and Shares in Thousands
except Per Share Data)

                                    Income Available
                                       To Common                              Earnings
                                      Shareholders             Shares         Per Share
                                      ------------             ------         ---------
Basic                                     $1,373               2,877          $   0.48

     Common Share Equivalent                  --                  52             (0.01)
     of Outstanding Options
                                          ------              ------          --------
Diluted                                   $1,373               2,929          $   0.47
                                          ======              ======          ========

                                    For the Three Months Ended April 3, 1999
                                    ----------------------------------------
(Dollars and Shares in Thousands
 except Per Share Data)

                                 Income Available
                                     To Common                       Earnings
                                   Shareholders       Shares         Per Share
                                   ------------       ------         ---------
Basic                                $1,360           2,976          $   0.46

        Common Share Equivalent          --             100             (0.02)
        of Outstanding Options
                                     ------          ------          --------
Diluted                              $1,360           3,076          $   0.44
                                     ======          ======          ========

Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during a given time period. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

4.       Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and the current year change in cumulative translation adjustments, which is the only nonowner change in equity. For the three months in the periods ended April 1, 2000 and April 3, 1999, the following table sets forth the Company's comprehensive income:

(Dollars in Thousands)

                                                      Three Months Ended
                                                      ------------------
                                                  April 1,           April 3,
                                                   2000               1999
                                                   ----               ----
Net Income                                        $ 1,373            $ 1,360
Cumulative Translation Adjustments                   (696)            (1,007)
                                                  -------            -------
Comprehensive Income                              $   677            $   353
                                                  =======            =======


5.       Management Segment Information

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which introduced a new model for segment reporting called the management approach. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance.

The Company is engaged in one business segment, the development, manufacturing and marketing of gravimetric and volumetric feeders, pneumatic conveying systems and related equipment. The Company operates in two primary geographic locations, North America and Western Europe. For the three months in the periods ended April 1, 2000 and April 3, 1999, the following tables set forth the Company's segment information:

(Dollars in Thousands)                   North         Western      Elimi-          Consoli-
                                        America        Europe       nations          dated
                                        -------        ------       -------          -----
THREE MONTHS ENDED April 1, 2000:

  Revenues-
  Sales to unaffiliated customers      $  9,482       $ 10,806      $     --       $ 20,288
  Sales to affiliates                     1,114            821        (1,935)            --
                                       --------       --------      --------       --------
      Total sales                      $ 10,596       $ 11,627      $ (1,935)      $ 20,288
                                       ========       ========      ========       ========

Operating income                       $  1,668       $    407      $     50       $  2,125
                                       ========       ========      ========
Interest expense                                                                       (122)
                                                                                   --------

Income before income taxes                                                         $  2,003
                                                                                   ========

(Dollars in Thousands)                     North           Western          Elimi-         Consoli-
                                          America          Europe           nations         dated
                                          -------          ------           -------         -----

THREE MONTHS ENDED April 3, 1999:
  Revenues-
  Sales to unaffiliated customers         $ 7,327          $12,513         $    --          $19,840
  Sales to affiliates                       1,011              521          (1,532)              --
                                          -------          -------         -------          -------
      Total sales                         $ 8,338          $13,034         $(1,532)         $19,840
                                          =======          =======         =======          =======

Operating income                          $   591          $ 1,107         $    (4)         $ 1,694
                                          =======          =======         =======
Interest expense                                                                               (134)
                                                                                            -------

Income before income taxes                                                                  $ 1,560
                                                                                            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         For the first three months of 2000 and 1999, the Company reported net income of $1,373,000 and $1,360,000, respectively.

         K-Tron is an international company which derived approximately 53% and 63% of its first quarter 2000 and 1999 revenues, respectively, from products manufactured in, and services performed from, its facilities located outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars and the impact of transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from the Company's Swiss manufacturing facilities in currencies other than the Swiss franc.

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:

                                        Three Months Ended
                                        ------------------
                                        April 1,    April 3,
                                         2000         1999

Total revenues                           100.0%      100.0%
Cost of revenues                          54.3        54.0
                                         -----       -----
Gross profit                              45.7        46.0

Selling, general & administrative         31.1        33.3
Research & development                     4.1         4.1
                                         -----       -----
Operating income                          10.5         8.6
Interest                                   0.6         0.7
                                         -----       -----
Income before income taxes                 9.9%        7.9%
                                         =====       =====

                                   April 2000   December 1999     April 1999
                                   ----------   -------------     ----------
Backlog at end of period (at
April 1, 2000 foreign exchange      $21,258        $17,461         $22,780
rates, in thousands)                =======        =======         =======

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

         In addition, revenues and income of the Company with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the euro/Swiss franc and German mark/Swiss franc (for sales from the Company's Swiss manufacturing facilities which are made in euros or German marks) exchange rates. For the first three months of each of 2000 and 1999, the changes in these and the U.S. dollar/euro and U.S. dollar/German mark exchange rates were as follows:

                                                                   Three Months Ended
                                                                   ------------------
                                                               April 1,            April 3,
                                                                2000                 1999
                                                                ----                  ----
Average U.S. dollar equivalent of                              0.613                  0.698
   one Swiss franc
% change vs. prior year                                                   -12.2%

Average U.S. dollar equivalent of                              0.984                  1.12
   one euro
% change vs. prior year                                                   -12.1%

Average U.S. dollar equivalent of                              0.503                  0.570
   one German mark
% change vs. prior year                                                   -11.8%

Average Swiss franc equivalent of                              0.821                  0.817
   one German mark
% change vs. prior year                                                     0.5%

Average Swiss franc equivalent of                              1.605                  1.605
   one euro
% change vs. prior year                                                     0.0%

         Total revenues increased $0.4 million or 2.3% in the first quarter of 2000 compared to the same period in 1999. North American revenues increased and Western European revenues decreased in the first quarter of 2000 compared to the same period in 1999. If the average foreign exchange rates for the first quarter of 2000 were applied to the same period in 1999, total revenues would have increased by $2.0 million or 10.8% for the quarter.

         Gross profit as a percent of revenues decreased to 45.7% for the first quarter of 2000 compared to 46.0% for the same period in 1999. The decrease in gross margin in 2000 was primarily due to sales mix.

         Selling, general and administrative (SG&A) expense decreased by $0.3 million or 4.3% for the first quarter of 2000 compared to the same period in 1999. This decrease in SG&A in the first quarter was primarily due to lower foreign exchange translation rates, partly offset by higher commissions on the increased revenues. As a percent of total revenues, SG&A for the first quarter of 2000 was 31.1%, compared to 33.3% for the same period in 1999.

         Research and development (R&D) expenditures remained constant for the first quarter of 2000 compared to the same period in 1999. R&D expenses increased due to greater emphasis on the development of new products, offset by lower foreign exchange translation rates. R&D expense as a percent of total revenues was 4.1% for the first quarters of 2000 and 1999.

         Interest expense decreased by $12 thousand or 9.0% for the first quarter 2000 compared to the same period in 1999, primarily due to lower foreign exchange translation rates offset in part by the interest on funds borrowed in March 2000 related to the Company's repurchase of 508 thousand shares of its Common Stock, which is discussed in the liquidity section.

         The effective tax rate for the first quarter of 2000 was 31.4%, compared to 12.8% for the same period in 1999. These higher rates in 2000 were due to increased taxable income in the United States as well as providing for Swiss income taxes for the first time since fiscal 1992, as it is anticipated that the remaining net operating loss in Switzerland will be fully utilized in 2000.

         The backlog of customer orders increased by 21.7% at the end of the first quarter compared to the end of 1999 and decreased by 6.7% compared to the same period in 1999, in each case at constant foreign exchange rates. The increase was from orders received at the manufacturing facilities both in the United States and in Switzerland. The decrease in the backlog as compared to the first quarter of 1999 was due to the shipment of a large order in the fourth quarter of 1999 that was included in the first quarter 1999 backlog, partly offset by the increased orders noted above.

Liquidity and Capital Resources

         On March 23, 2000 the Company completed a tender offer begun on February 16, 2000 and repurchased 508 thousand shares of its Common Stock at $18.00 per share for a total cost of $9.244 million (including $100 thousand of costs associated with the tender offer). The share purchase represented approximately 17.3% of the Common Stock then outstanding. The purchase was financed by using $1.194 million of available cash, all of a $7 million loan facility obtained from a U.S. bank on February 4, 2000 and $950 thousand from an existing $5 million line of credit with that same bank. The $7 million loan is payable in equal monthly installments of principal plus accrued interest over a period of four years commencing May 1, 2000 and is secured by liens on the same collateral securing other loans from the same U.S. bank. One-half of the loan bears interest at the fixed rate of 8.23% for the first two years and the other half is subject to a variable rate of interest equal to one month LIBOR plus 1.85% (7.66% at the date of the borrowing). As of April 1, 2000 the Company had repaid $550 thousand on the credit line and has a total of $7.4 milllion debt outstanding associated with the share repurchase.

         The Company's capitalization as of the end of the first quarter of 2000 and as of the end of fiscal years 1999 and 1998 is set forth below:

                                                April 1,      Jan. 1,        Jan. 2,
(Dollars in Thousands)                           2000          2000           1999
                                                 ----          ----           ----
Short-term debt, including current
   portion of long-term debt                    $ 3,750       $ 4,627       $ 1,534
Long-term debt                                   12,653         7,252         9,638
                                                -------       -------       -------
Total debt                                       16,403        11,879        11,172

Shareholders' equity                             16,668        25,210        22,274
                                                -------       -------       -------
Total debt and shareholders' equity             $33,071       $37,089       $33,446
                                                =======       =======       =======
         (total capitalization)

Percent total debt to total capitalization           50%           32%           33%
Percent long-term debt to equity                     76%           29%           43%
Percent total debt to equity                         98%           47%           50%


         Total debt increased by $4.5 million in the first three months of 2000 ($4.8 million using a constant foreign exchange rate). U.S. debt increased by $7.3 million while debt in Switzerland decreased by $2.8 million. At April 1, 2000 the Company had $4.6 million of borrowing availability under its U.S. loan agreements and $4.2 million of borrowing availability under its Swiss loan agreements. The increase in the U.S. debt was due to the share repurchase described above.

         At April 1, 2000, there was working capital of $11.1 million compared to $14.1 million at January 1, 2000, and the ratio of current assets to current liabilities at those dates was 1.59 and 1.65, respectively. The decreases in working capital and in the current ratio was primarily due to the increase in short-term debt associated with the share repurchase.

         In the first three months of 2000 and 1999, the Company utilized internally-generated funds to meet its working capital needs and used its bank borrowings and available cash to complete the share repurchase.

         Net cash provided by operating activities was $3.6 million in the first three months of 2000 compared to $1.5 million in the same period of 1999, with the increase being primarily due to a reduction in accounts receivable.

         Net cash used in investing activities in the first three months of 2000 and 1999 was primarily for capital additions.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and German mark, caused a translation adjustment decrease in shareholders' equity of $0.7 million in the first three months of 2000.

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

                           PART II. OTHER INFORMATION

         ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  27.1             Financial Data Schedule

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K for the quarter ended April 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                K-TRON INTERNATIONAL, INC.


Date: May 1, 2000               By:   /s/ Ronald R. Remick
                                      --------------------
                                      Ronald R. Remick
                                      Senior Vice President & Chief
                                      Financial Officer
                                      (Duly authorized officer and principal
                                      financial officer of the Registrant)


                                By:   /s/ Alan R. Sukoneck
                                      Vice President,Chief Accounting
                                      & Tax Officer
                                      (Duly authorized officer and principal
                                      accounting officer of the Registrant)

                                  EXHIBIT INDEX

                             Exhibit Number           Description
                             --------------           -----------
                                   27.1               Financial Data Schedule