Form 10-Q/A
period 2000-04-01
K TRON INTERNATIONAL INC
filed 2000-05-01
CIK 20

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

                                                                              Three Months Ended
                                                                              ------------------
                                                                        April 1,           April 3,
                                                                         2000                1999
                                                                         ----                ----

OPERATING ACTIVITIES:
   Net income                                                          $ 1,373            $ 1,360
   Adjustment to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                        784                803
      Amortization of deferred gain on sale/leaseback transaction          (85)               (96)
      Changes in assets and liabilities:
          Accounts receivable, net                                       4,400              1,935
          Inventories                                                     (907)            (1,421)
          Prepaid expenses and other current assets                        194               (624)
          Other assets                                                    (103)                (7)
          Accounts payable                                                (753)               241
          Accrued expenses and other current liabilities                (1,724)              (858)
          Accrued warranty                                                 (39)               (19)
          Income taxes payable                                             446                194
                                                                       -------            -------
               Net cash provided by operating activities                 3,586              1,508
                                                                       -------            -------

INVESTING ACTIVITIES:
   Capital expenditures                                                   (856)              (902)
   Investment in patents                                                   (23)               (40)
                                                                       -------            -------
               Net cash used in investing activities                      (879)              (942)
                                                                       -------            -------

FINANCING ACTIVITIES:
   Net repayments under notes payable to banks                          (2,493)              (244)
   Proceeds from issuance of long-term debt                              7,950              1,500
   Principal payments on long-term debt                                   (629)              (421)
   Purchase of treasury stock                                           (9,244)            (1,812)
   Proceeds from issuance of common stock                                   25                194
                                                                       -------            -------
               Net cash used in financing activities                    (4,391)              (783)
                                                                       -------            -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH  EQUIVALENTS                                                       (45)              (140)
                                                                       -------            -------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                              (1,729)              (357)
                                                                       -------            -------
CASH AND CASH EQUIVALENTS
   Beginning of period                                                   3,093              3,220
                                                                       -------            -------
   End of period                                                       $ 1,364            $ 2,863
                                                                       =======            =======


                 See Notes to Consolidated Financial Statements