Form 10-Q
period 2000-07-01
K TRON INTERNATIONAL INC
filed 2000-08-03
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended           July 1, 2000
                                              -------------------------------

                                       OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the transition period from                to
                                              ---------------   --------------

                          Commission file number 0-9576
                                                 --------

                           K-TRON INTERNATIONAL, INC.
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          New Jersey                                     22-1759452
---------------------------------            ----------------------------------
(State or Other Jurisdiction of              (I.R.S. Employer Identification #)
 Incorporation or Organization)

Routes 55 & 553, P.O. Box 888, Pitman, New Jersey                 08071-0888
---------------------------------------------------             --------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code             (856) 589-0500
                                                  ----------------------------

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

The Registrant had 2,431,537 shares of Common Stock outstanding as of July 1, 2000.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


                                                                       Page No.

PART  I.            FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets                            1
                    July 1, 2000 and January 1, 2000

                    Consolidated Statements of Income                      2
                    & Retained Earnings for the Three
                    and Six Months Ended July 1, 2000 and
                    July 3, 1999

                    Consolidated Statements of Cash Flows                  3
                    for the Six Months Ended July 1, 2000
                    and July 3, 1999

                    Notes to Consolidated Financial Statements          4 - 7

         Item 2.    Management's Discussion and Analysis                8 - 13
                    of Financial Condition and Results
                    of Operations

PART II.            OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders   14

         Item 6.    Exhibits and Reports on Form 8-K                      14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                           July 1,        January 1,
                                                                            2000             2000
                                                                         (Unaudited)       (Audited)
                                                                         ----------        ---------
                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $    901          $  3,093
     Accounts receivable (less allowance for doubtful accounts of
        $816 and $924)                                                      18,521            20,500
     Inventories                                                            11,031            10,193
     Deferred income taxes                                                     473               473
     Prepaid expenses and other current assets                               1,417             1,516
                                                                          --------          --------
           Total current assets                                             32,343            35,775

PROPERTY, PLANT AND EQUIPMENT, net                                          14,962            14,611
PATENTS, net                                                                   883               879
GOODWILL, net                                                                3,175             3,486
OTHER ASSETS                                                                    46                19
                                                                          --------          --------
           Total assets                                                   $ 51,409          $ 54,770
                                                                          ========          ========
                 LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable to banks                                               $     --          $  2,543
     Current portion of long-term debt                                       3,696             2,084
     Accounts payable                                                        6,226             5,691
     Accrued expenses & other current liabilities                            2,095             3,200
     Accrued payroll                                                         1,747             2,713
     Accrued commissions                                                     1,822             1,971
     Customer advances                                                       1,689             1,134
     Accrued warranty                                                        1,072             1,294
     Income taxes payable                                                    1,297             1,088
                                                                          --------          --------
           Total current liabilities                                        19,644            21,718
LONG-TERM DEBT, net of current portion                                      12,619             7,252
DEFERRED INCOME TAXES                                                          303               303
OTHER NONCURRENT LIABILITIES                                                   111               287
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
     SHARES, $.01 par value - authorized 50,000 shares;
       none issued                                                              --                --
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized 950,000 shares;
       none issued                                                              --                --
     Common stock, $.01 par value - authorized 50,000,000 shares;
       issued 4,386,887 shares and 4,374,505 shares                             44                44
     Paid-in capital                                                        16,245            16,103
     Retained earnings                                                      31,803            28,598
     Cumulative translation adjustments                                     (2,522)           (1,946)
                                                                          --------          --------
                                                                            45,570            42,799
                                                                          --------          --------
Treasury stock, 1,955,350 and 1,447,350 shares - at cost                   (26,838)          (17,589)
                                                                          --------          --------
           Total shareholders' equity                                       18,732            25,210
                                                                          --------          --------
           Total liabilities and shareholders' equity                     $ 51,409          $ 54,770
                                                                          ========          ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)


                                                    Three Months Ended              Six Months Ended
                                                    ------------------              ----------------
                                                  July 1,        July 3,         July 1,         July 3,
                                                   2000           1999            2000            1999
                                                   ----           ----            ----            ----
REVENUES                                         $22,084         $22,617         $42,372         $42,457
COST OF REVENUES                                  11,627          12,590          22,639          23,309
                                                 -------         -------         -------         -------
     Gross Profit                                 10,457          10,027          19,733          19,148

OPERATING EXPENSES
     Selling, general and administrative           6,757           6,708          13,081          13,314
     Research and development                        816             905           1,643           1,726
                                                 -------         -------         -------         -------
                                                   7,573           7,613          14,724          15,040
                                                 -------         -------         -------         -------
     Operating income                              2,884           2,414           5,009           4,108

INTEREST EXPENSE                                     333             122             455             256
                                                 -------         -------         -------         -------
     Income before income taxes                    2,551           2,292           4,554           3,852

INCOME TAX PROVISION                                 719             473           1,349             673
                                                 -------         -------         -------         -------
     Net income                                    1,832           1,819           3,205           3,179

RETAINED EARNINGS
     Beginning of period                          29,971          23,199          28,598          21,839
                                                 -------         -------         -------         -------
     End of period                               $31,803         $25,018         $31,803         $25,018
                                                 =======         =======         =======         =======
EARNINGS PER SHARE
     Basic                                       $  0.76         $  0.62         $  1.21         $  1.07
                                                 =======         =======         =======         =======
     Diluted                                     $  0.74         $  0.60         $  1.19         $  1.04
                                                 =======         =======         =======         =======





                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                                  Six Months Ended
                                                                                                ---------------------
                                                                                               July 1,          July 3,
                                                                                                2000             1999
                                                                                                ----             ----
OPERATING ACTIVITIES:
     Net income                                                                               $ 3,205          $ 3,179
     Adjustment to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                           1,662            1,601
        Amortization of deferred gain on sale/leaseback transaction                              (167)            (187)
        Changes in assets and liabilities:
               Accounts receivable, net                                                         1,578           (2,912)
               Inventories                                                                     (1,017)          (1,064)
               Prepaid expenses and other current assets                                           65             (747)
               Other assets                                                                       (29)              76
               Accounts payable                                                                   671              435
               Accrued expenses and other current liabilities                                  (1,553)            (572)
               Accrued warranty                                                                  (199)             (80)
               Income taxes payable                                                               210              327
                                                                                              -------          -------
                               Net cash provided by operating activities                        4,426               56
                                                                                              -------          -------
INVESTING ACTIVITIES:
        Capital expenditures                                                                   (2,067)          (1,659)
        Investment in patents                                                                     (42)             (86)
                                                                                              -------          -------
                               Net cash used in investing activities                           (2,109)          (1,745)
                                                                                              -------          -------
FINANCING ACTIVITIES:
        Net (repayments) borrowings under notes payable to banks                               (2,510)           2,139
        Proceeds from issuance of long-term debt                                                7,950               --
        Principal payments on long-term debt                                                     (799)            (479)
        Purchase of treasury stock                                                             (9,249)          (2,110)
        Proceeds from issuance of common stock                                                    142              581
                                                                                              -------          -------
                               Net cash (used in) provided by financing activities             (4,466)             131
                                                                                              -------          -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                                (43)            (164)
                                                                                              -------          -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (2,192)          (1,722)
                                                                                              -------          -------
CASH AND CASH EQUIVALENTS
     Beginning of period                                                                        3,093            3,220
                                                                                              -------          -------
     End of period                                                                            $   901          $ 1,498
                                                                                              =======          =======




                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2000
                                  ------------
                                   (Unaudited)

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

2. Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid in the first six months of 2000 and 1999 for interest was $0.3 million and $0.2 million, respectively, and for income taxes was $1.1 million and $0.4 million, respectively.

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

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                                          For the Three Months Ended July 1, 2000
                                                          ----------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                               Income Available
                                                        To Common                                Earnings
                                                       Shareholders              Shares         Per Share
                                                       ------------              ------         ---------
Basic                                                     $ 1,832                 2,422          $  0.76

           Common Share Equivalent
            of Outstanding Options                             --                    52            (0.02)
                                                          -------               -------         --------
Diluted                                                   $ 1,832                 2,474          $  0.74
                                                          =======               =======          =======

                                                          For the Three Months Ended July 3, 1999
                                                          ---------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                               Income Available
                                                        To Common                                Earnings
                                                       Shareholders              Shares         Per Share
                                                       ------------              ------         ---------
Basic                                                     $ 1,819                 2,948          $  0.62

           Common Share Equivalent
            of Outstanding Options                             --                    80            (0.02)
                                                          -------               -------          -------
Diluted                                                   $ 1,819                 3,028          $  0.60
                                                          =======               =======          =======

                                                           For the Six Months Ended July 1, 2000
                                                           -------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                               Income Available
                                                        To Common                                Earnings
                                                       Shareholders              Shares         Per Share
                                                       ------------              ------         ---------
Basic                                                     $ 3,205                 2,649          $   1.21

           Common Share Equivalent
            of Outstanding Options                             --                    52             (0.02)
                                                          -------               -------          --------
Diluted                                                   $ 3,205                 2,701          $   1.19
                                                          =======               =======          ========


                                                           For the Six Months Ended July 3, 1999
                                                           -------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                               Income Available
                                                        To Common                                Earnings
                                                       Shareholders              Shares         Per Share
                                                       ------------              ------         ---------
Basic                                                     $ 3,179                 2,965          $   1.07

           Common Share Equivalent
            of Outstanding Options                             --                    80             (0.03)
                                                          -------               -------          --------
Diluted                                                   $ 3,179                 3,045          $   1.04
                                                          =======               =======          ========


Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during a given time period. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

4. Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and the current year change in cumulative translation adjustments, which is the only nonowner change in equity. For the three and six months in the periods ended July 1, 2000 and July 3, 1999, the following table sets forth the Company's comprehensive income:

(Dollars in Thousands)                                 Three Months Ended             Six Months Ended
                                                       ------------------             ----------------
                                                      July 1,       July 3,         July 1,      July 3,
                                                       2000          1999            2000         1999
                                                       ----          ----            ----         ----
Net Income                                            $1,832        $1,819          $3,205       $ 3,179
Cumulative Translation Adjustments                       120          (616)           (576)       (1,623)
                                                      ------        ------          ------       -------
Comprehensive Income                                  $1,952        $1,203          $2,629       $ 1,556
                                                      ======        ======          ======       =======


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

The Company is engaged in one business segment, the development, manufacturing and marketing of gravimetric and volumetric feeders, pneumatic conveying systems and related equipment. The Company operates in two primary geographic locations, North America and Western Europe. For the three and six months in the periods ended July 1, 2000 and July 3, 1999, the following tables set forth the Company's segment information:

(Dollars in Thousands)                        North           Western           Elimi-          Consoli-
                                             America           Europe           nations          dated
                                             -------           ------           -------          -----
THREE MONTHS ENDED July 1, 2000:
     Revenues-
     Sales to unaffiliated customers         $ 10,864          $11,220         $    --          $22,084
     Sales to affiliates                        1,082              709          (1,791)              --
                                             --------          -------         -------          -------
         Total sales                         $ 11,946          $11,929         $(1,791)         $22,084
                                             ========          =======         =======          =======

   Operating income                          $  2,271          $   587         $    26          $ 2,884
                                             ========          =======         =======
   Interest expense                                                                                (333)
                                                                                                -------

   Income before income taxes                                                                   $ 2,551
                                                                                                =======

(Dollars in Thousands)                        North           Western           Elimi-          Consoli-
                                             America           Europe           nations          dated
                                             -------           ------           -------          -----
THREE MONTHS ENDED July 3, 1999:
     Revenues-
     Sales to unaffiliated customers         $  9,222          $13,395         $    --          $22,617
     Sales to affiliates                          829              589          (1,418)              --
                                             --------          -------         -------          -------
         Total sales                         $ 10,051          $13,984         $(1,418)         $22,617
                                             ========          =======         =======          =======

   Operating income                          $  1,564          $   863         $   (13)         $ 2,414
                                             ========          =======         =======
   Interest expense                                                                                (122)
                                                                                                -------

   Income before income taxes                                                                   $ 2,292
                                                                                                =======


SIX MONTHS ENDED July 1, 2000:
     Revenues-
     Sales to unaffiliated customers         $ 20,346          $22,026         $    --          $42,372
     Sales to affiliates                        2,196            1,530          (3,726)              --
                                             --------          -------         -------          -------
         Total sales                         $ 22,542          $23,556         $(3,726)         $42,372
                                             ========          =======         =======          =======

   Operating income                          $  3,939          $   994         $    76          $ 5,009
                                             ========          =======         =======
   Interest expense                                                                                (455)
                                                                                                -------

   Income before income taxes                                                                   $ 4,554
                                                                                                =======


SIX MONTHS ENDED July 3, 1999:
     Revenues-
     Sales to unaffiliated customers         $ 16,549          $25,908         $    --          $42,457
     Sales to affiliates                        1,840            1,110          (2,950)              --
                                             --------          -------         -------          -------
         Total sales                         $ 18,389          $27,018         $(2,950)         $42,457
                                             ========          =======         =======          =======

   Operating income                          $  2,155          $ 1,970         $    17          $ 4,108
                                             ========          =======         =======
   Interest expense                                                                                (256)
                                                                                                -------

   Income before income taxes                                                                   $ 3,852
                                                                                                =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         For the second quarter and first six months of 2000, the Company reported net income of $1,832,000 and $3,205,000, respectively, compared to $1,819,000 and $3,179,000 for the same periods in 1999.

         K-Tron is an international company which derived approximately 52% and 61% of its first six months of 2000 and 1999 revenues, respectively, from products manufactured in, and services performed from, its facilities located outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars and the impact of transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from the Company's Swiss manufacturing facilities in currencies other than the Swiss franc.

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:

                                             Three Months Ended             Six Months Ended
                                             ------------------             ----------------
                                            July 1,        July 3,        July 1,        July 3,
                                             2000           1999           2000           1999
                                             ----           ----           ----           ----
Total revenues                              100.0%         100.0%         100.0%         100.0%
Cost of revenues                             52.6           55.7           53.4           54.9
                                            -----          -----          -----          -----
Gross profit                                 47.4           44.3           46.6           45.1

Selling, general & administrative            30.6           29.6           30.9           31.4
Research & development                        3.7            4.0            3.9            4.0
                                            -----          -----          -----          -----
Operating income                             13.1           10.7           11.8            9.7
Interest                                      1.5            0.6            1.1            0.6
                                            -----          -----          -----          -----
Income before income taxes                   11.6%          10.1%          10.7%           9.1%
                                            =====          =====          =====          =====


                                        June 2000       December 1999       June 1999
                                        ---------       -------------       ---------
Backlog at end of period (at
July 1, 2000 foreign exchange
rates, in thousands)                      $21,055          $17,448           $19,907
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

         In addition, revenues and income of the Company with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the euro/Swiss franc and German mark/Swiss franc (for sales from the Company's Swiss manufacturing facilities which are made in euros or German marks) exchange rates. For the first three and six months of each of 2000 and 1999, the changes in these and the U.S. dollar/euro and U.S. dollar/German mark exchange rates were as follows:

                                                    Three Months Ended                    Six Months Ended
                                                    ------------------                    ----------------
                                                  July 1,        July 3,               July 1,        July 3,
                                                   2000           1999                  2000            1999
                                                   ----           ----                  ----            ----
Average U.S. dollar equivalent of                 0.598          0.658                  0.605          0.678
   one Swiss franc
% change vs. prior year                                   (9.1)%                               (10.8)%

Average U.S. dollar equivalent of                 0.934          1.054                  0.959          1.086
   one euro
% change vs. prior year                                  (11.4)%                               (11.7)%

Average U.S. dollar equivalent of                 0.478          0.539                  0.490          0.555
   one German mark
% change vs. prior year                                  (11.3)%                               (11.7)%

Average Swiss franc equivalent of                 0.799          0.819                  0.810          0.819
   one German mark
% change vs. prior year                                   (2.4)%                                (1.1)%

Average Swiss franc equivalent of                 1.562          1.602                  1.585          1.602
   one euro
% change vs. prior year                                   (2.5)%                                (1.1)%


      Total revenues decreased by $0.5 million or 2.4% in the second quarter of 2000 and by $0.1 million or 0.2% in the first six months of 2000 compared to the same periods in 1999. North American revenues increased and Western European revenues decreased in the second quarter and first six months of 2000 compared to the same periods in 1999. If the average foreign exchange rates for the second quarter and first six months of 2000 were applied to the same periods in 1999, total revenues would have increased by $0.5 million or 2.5% for the quarter and by $2.5 million or 6.3% for the first six months.

      Gross profit as a percent of revenues increased to 47.4% for the second quarter of 2000 and 46.6% for the first six months of 2000 compared to 44.3% and 45.1% for the same periods in 1999. The increase in gross margin in 2000 was primarily due to sales mix.

      Selling, general and administrative (SG&A) expense remained constant for the second quarter of 2000 and decreased by $0.2 million or 1.8% for the first six months of 2000 compared to the same periods in 1999. This decrease in SG&A for six months was primarily due to lower foreign exchange translation rates, partly offset by higher commissions. As a percent of total revenues, SG&A for the second quarter and first six months of 2000 was 30.6% and 30.9%, respectively, compared to 29.6% and 31.4% for the same periods in 1999.

      Research and development (R&D) expenditures decreased by $0.1 million or 9.8% for the second quarter of 2000 and by $0.1 million or 4.8% for the first six months of 2000 compared to the same periods in 1999. R&D expenses decreased due to lower foreign exchange translation rates partly offset by greater emphasis on the development of new products. R&D expense as a percent of total revenues was 3.7% for the second quarter and 3.9% for the first six months of 2000 as compared to 4.0% for the same periods in 1999.

      Interest expense increased by $211 thousand or 173% for the second quarter and by $199 thousand or 77.7% for the first six months of 2000 compared to the same periods in 1999, primarily due to interest on funds borrowed in March 2000 related to the Company's repurchase of 508 thousand shares of its Common Stock, which is discussed in the liquidity section, partly offset by lower foreign exchange translation rates.

      The effective tax rates for the second quarter and first six months of 2000 were 28.2% and 29.6%, respectively, compared to 20.6% and 17.5% for the same periods in 1999. These higher rates in 2000 were due to increased taxable income in the United States as well as providing for Swiss income taxes for the first time since fiscal 1992, since it is anticipated that the remaining net operating losses in Switzerland will be fully utilized in 2000.

      The backlog of customer orders increased by 20.7% at the end of the second quarter compared to the end of 1999 and by 5.8% compared to the end of the second quarter in 1999, in each case at constant foreign exchange rates. The increase was from orders received at the manufacturing facilities in both the United States and Switzerland.

Liquidity and Capital Resources

      On March 23, 2000, the Company completed a tender offer begun on February 16, 2000 and repurchased 508 thousand shares of its Common Stock at $18.00 per share for a total cost of $9.244 million (including $100 thousand of costs associated with the tender offer). The share repurchase represented approximately 17.3% of the Common Stock then outstanding. The repurchase was financed by using $1.194 million of available cash, all of a $7 million loan facility obtained from a U.S. bank on February 4, 2000 and $950 thousand from an existing $5 million line of credit with that same bank. The $7 million loan is payable in equal monthly installments of principal plus accrued interest over a period of four years commencing May 1, 2000 and is secured by liens on the same collateral securing other loans from the same U.S. bank. One-half of the loan bears interest at the fixed rate of 8.23% for the first two years and the other half is subject to a variable rate of interest equal to the one-month LIBOR value plus 1.85% (7.92%). As of July 1, 2000, the Company had repaid $632 thousand and has a total of $7.318 million debt outstanding associated with the share repurchase.

      The Company's capitalization as of the end of the second quarter of 2000 and as of the end of fiscal years 1999 and 1998 is set forth below:

                                                       July 1,           Jan. 1,          Jan. 2,
(Dollars in Thousands)                                  2000              2000             1999
                                                        ----              ----             ----
Short-term debt, including current
   portion of long-term debt                           $ 3,696           $ 4,627          $ 1,534
Long-term debt                                          12,619             7,252            9,638
                                                       -------           -------          -------
Total debt                                              16,315            11,879           11,172

Shareholders' equity                                    18,732            25,210           22,274
                                                       -------           -------          -------
Total debt and shareholders' equity                    $35,047           $37,089          $33,446
                                                       =======           =======          =======
         (total capitalization)

Percent total debt to total capitalization                 47%               32%              33%
Percent long-term debt to equity                           67%               29%              43%
Percent total debt to equity                               87%               47%              50%


         Total debt increased by $4.4 million in the first six months of 2000 ($4.7 million using a constant foreign exchange rate). U.S. debt increased by $7.1 million while debt in Switzerland decreased by $2.7 million. At July 1, 2000, the Company had $4.4 million of borrowing availability under its U.S. loan agreements and $5.5 million of borrowing availability under its Swiss loan agreements. The increase in the U.S. debt was due to the share repurchase described above.

         At July 1, 2000, working capital was $12.7 million compared to $14.1 million at January 1, 2000, and the ratio of current assets to current liabilities at those dates was 1.65 and 1.65, respectively. The decrease in working capital was primarily due to a decrease in cash and receivables.

         In the first six months of 2000 and 1999, the Company utilized internally-generated funds to meet its working capital needs and used its bank borrowings and available cash to complete the share repurchase.

         Net cash provided by operating activities was $4.4 million in the first six months of 2000 compared to $0.1 million in the same period of 1999, with the increase being primarily due to a reduction in accounts receivable.

         Net cash used in investing activities in the first six months of 2000 and 1999 was primarily for capital additions.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and German mark, caused a translation adjustment decrease in shareholders' equity of $0.6 million in the first six months of 2000.

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

                           PART II. OTHER INFORMATION


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Shareholders of the Company was held on May 15, 2000.

(b)      Not applicable.

(c) Shareholders of the Company were asked to vote on a proposal to elect two Class III directors. The Board of Directors, acting on the recommendation of its Nominating Committee, nominated Norman Cohen and Richard J. Pinola as Class III directors. There were no other nominations. Messrs. Cohen and Pinola were then elected with the result of the vote taken at the Annual Meeting being as follows:

                                                 Number of Votes
                                                 ---------------
                                              FOR            WITHHELD
                                              ---            --------
         Norman Cohen                      1,728,241          6,276
         Richard J. Pinola                 1,728,241          6,276

         Directors are elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could a broker non-vote be recorded.



ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27.1             Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports on Form 8-K for the quarter ended July 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 K-TRON INTERNATIONAL, INC.


Date:  August 3, 2000            By:  /s/ Ronald R. Remick
                                      -------------------------------
                                      Ronald R. Remick
                                      Senior Vice President & Chief
                                      Financial Officer
                                      (Duly authorized officer and principal
                                      financial officer of the Registrant)


                                 By:  /s/ Alan R. Sukoneck
                                      -------------------------------
                                      Vice President, Chief Accounting &
                                      Tax Officer
                                      (Duly authorized officer and principal
                                      accounting officer of the Registrant)

                                  EXHIBIT INDEX



                 Exhibit Number        Description
                 --------------        -----------

                     27.1              Financial Data Schedule