Form 10-Q
period 2000-09-30
K TRON INTERNATIONAL INC
filed 2000-11-09
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended          September 30, 2000
                                       -----------------------------------------

                              OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


       For the transition period from                  to
                                      ----------------    ----------------------

                          Commission file number 0-9576
                                                 ------

                           K-TRON INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          New Jersey                                       22-1759452
--------------------------------------------------------------------------------
(State or Other Jurisdiction of               (I.R.S. Employer Identification #)
 Incorporation or Organization)

Routes 55 & 553, P.O. Box 888, Pitman, New Jersey               08071-0888
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code    (856) 589-0500
                                                  ------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former Name, Former Address and Formal Fiscal Year,
                         if Changed Since Last Report)

Indicate by check (check mark) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                ------     ------

The Registrant had 2,434,154 shares of Common Stock outstanding as of September 30, 2000.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                          Page No.
                                                                                          --------
PART  I.                           FINANCIAL INFORMATION
                                   ---------------------
                   Item 1.         Financial Statements

                                   Consolidated Balance Sheets                              1
                                   September 30, 2000 and January 1, 2000

                                   Consolidated Statements of Income                        2
                                   & Retained Earnings for the Three
                                   and Nine Months Ended September 30, 2000
                                   and October 2, 1999

                                   Consolidated Statements of Cash Flows                    3
                                   for the Nine Months Ended September 30, 2000
                                   and October 2, 1999

                                   Notes to Consolidated Financial Statements               4 - 7

                   Item 2.         Management's Discussion and Analysis                     8 - 13
                                   of Financial Condition and Results
                                   of Operations

PART II.                           OTHER INFORMATION
                                   -----------------
                   Item 6.         Exhibits and Reports on Form 8-K                        14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                      September 30,       January 1,
                                                                          2000              2000
                                                                       (Unaudited)        (Audited)
                                                                       -----------        ---------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                           $    716         $  3,093
     Accounts receivable (less allowance for doubtful accounts of
        $786 and $924)                                                     16,055           20,500
     Inventories                                                           12,290           10,193
     Deferred income taxes                                                    473              473
     Prepaid expenses and other current assets                              1,624            1,516
                                                                         --------         --------
           Total current assets                                            31,158           35,775

PROPERTY, PLANT AND EQUIPMENT, net                                         14,607           14,611
PATENTS, net                                                                  893              879
GOODWILL, net                                                               2,943            3,486
OTHER ASSETS                                                                  147               19
                                                                         --------         --------
           Total assets                                                  $ 49,748         $ 54,770
                                                                         ========         ========
                       LIABILITIES & SHAREHOLDERS' EQUITY
                       ----------------------------------
CURRENT LIABILITIES:
     Notes payable to banks                                              $     --         $  2,543
     Current portion of long-term debt                                      3,594            2,084
     Accounts payable                                                       6,094            5,691
     Accrued expenses & other current liabilities                           1,692            3,200
     Accrued payroll                                                        1,900            2,713
     Accrued commissions                                                    1,573            1,971
     Customer advances                                                      1,074            1,134
     Accrued warranty                                                         961            1,294
     Income taxes payable                                                   1,402            1,088
                                                                         --------         --------
           Total current liabilities                                       18,290           21,718

LONG-TERM DEBT, net of current portion                                     11,724            7,252
DEFERRED INCOME TAXES                                                         303              303
OTHER NONCURRENT LIABILITIES                                                   25              287
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
     SHARES, $.01 par value - authorized 50,000 shares;
       none issued                                                             --               --
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized 950,000 shares;
       none issued                                                             --               --
     Common stock, $.01 par value - authorized 50,000,000 shares;
       issued 4,389,504 shares and 4,374,505 shares                            44               44
     Paid-in capital                                                       16,262           16,103
     Retained earnings                                                     33,364           28,598
     Cumulative translation adjustments                                    (3,426)          (1,946)
                                                                         --------         --------
                                                                           46,244           42,799
                                                                         --------         --------
Treasury stock, 1,955,350 and 1,447,350 shares - at cost                  (26,838)         (17,589)
                                                                         --------         --------
           Total shareholders' equity                                      19,406           25,210
                                                                         --------         --------
           Total liabilities and shareholders' equity                    $ 49,748         $ 54,770
                                                                         ========         ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                  ------------------            -----------------
                                              September 30,   October 2,    September 30,   October 2,
                                                  2000           1999           2000          1999
                                                  ----           ----           ----          ----
REVENUES                                        $19,994        $21,688        $62,366        $64,145

COST OF REVENUES                                 10,837         11,763         33,476         35,072
                                                -------        -------        -------        -------
     Gross Profit                                 9,157          9,925         28,890         29,073

OPERATING EXPENSES
     Selling, general and administrative          5,925          6,689         19,006         20,003
     Research and development                       769            843          2,412          2,569
                                                -------        -------        -------        -------
                                                  6,694          7,532         21,418         22,572
                                                -------        -------        -------        -------
     Operating income                             2,463          2,393          7,472          6,501

INTEREST EXPENSE                                    296            124            751            380
                                                -------        -------        -------        -------
     Income before income taxes                   2,167          2,269          6,721          6,121

INCOME TAX PROVISION                                606            599          1,955          1,272
                                                -------        -------        -------        -------

     Net income                                   1,561          1,670          4,766          4,849

RETAINED EARNINGS
     Beginning of period                         31,803         25,018         28,598         21,839
                                                -------        -------        -------        -------
     End of period                              $33,364        $26,688        $33,364        $26,688
                                                =======        =======        =======        =======
EARNINGS PER SHARE
     Basic                                      $  0.64        $  0.56        $  1.85        $  1.64
                                                =======        =======        =======        =======
     Diluted                                    $  0.63        $  0.55        $  1.81        $  1.60
                                                =======        =======        =======        =======

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                               -----------------
                                                                                           September 30,    October 2,
                                                                                               2000            1999
                                                                                               ----            ----
OPERATING ACTIVITIES:
     Net income                                                                              $ 4,766         $ 4,849
     Adjustment to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                          2,417           2,418
        Amortization of deferred gain on sale/leaseback transaction                             (248)           (278)
        Changes in assets and liabilities:
               Accounts receivable, net                                                        3,534          (2,396)
               Inventories                                                                    (2,700)         (1,295)
               Prepaid expenses and other current assets                                        (199)           (480)
               Other assets                                                                     (138)            206
               Accounts payable                                                                  774             298
               Accrued expenses and other current liabilities                                 (2,614)           (872)
               Accrued warranty                                                                 (270)           (130)
               Income taxes payable                                                              319             137
                                                                                              ------          ------
                               Net cash provided by operating activities                       5,641           2,457
                                                                                              ------          ------
INVESTING ACTIVITIES:
        Capital expenditures                                                                  (2,831)         (2,134)
        Investment in patents                                                                    (71)           (105)
                                                                                              ------          ------
                               Net cash used in investing activities                          (2,902)         (2,239)
                                                                                              ------          ------
FINANCING ACTIVITIES:
        Net (repayments) borrowings under notes payable to banks                              (2,445)            462
        Proceeds from issuance of long-term debt                                               7,950              --
        Principal payments on long-term debt                                                  (1,468)           (561)
        Purchase of treasury stock                                                            (9,249)         (2,110)
        Proceeds from issuance of common stock                                                   159             581
                                                                                              ------          ------
                               Net cash used in financing activities                          (5,053)         (1,628)
                                                                                              ------          ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                               (63)            (60)
                                                                                              ------          ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (2,377)         (1,470)
                                                                                              ------          ------
CASH AND CASH EQUIVALENTS
     Beginning of period                                                                       3,093           3,220
                                                                                              ------          ------
     End of period                                                                           $   716         $ 1,750
                                                                                             =======         =======

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

Cash paid in the first nine months of 2000 and 1999 for interest was $0.7 million and $0.4 million, respectively, and for income taxes was $1.6 million and $1.2 million, respectively.

3. Earnings per Share

SFAS No. 128, "Earnings per Share," requires that the Company report Basic and Diluted Earnings Per Share. Basic Earnings Per Share represents net income less preferred dividends divided by the weighted average common shares outstanding. Diluted Earnings Per Share is calculated similarly, except that the denominator includes weighted average common shares outstanding plus the dilutive effect of options, warrants, convertible securities and other instruments with dilutive effects if exercised.

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                                     For the Three Months Ended September 30, 2000
                                                     ---------------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                              Income Available
                                                       To Common                       Earnings
                                                      Shareholders     Shares          Per Share
                                                      ------------     ------          ---------
Basic                                                    $1,561        2,433           $ 0.64

                  Common Share Equivalent                    --           55             (0.1)
                   of Outstanding Options                ------        -----           ------
Diluted                                                  $1,561        2,488           $ 0.63
                                                         ======        =====           ======


                                                     For the Three Months Ended October 2, 1999
                                                     ------------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                                Income Available
                                                         To Common                     Earnings
                                                        Shareholders      Shares       Per Share
                                                       ------------       ------       ---------
Basic                                                     $1,670          2,965        $ 0.56

                  Common Share Equivalent                     --             64         (0.01)
                    of Outstanding Options                ------          -----        ------
Diluted                                                   $1,670          3,029        $ 0.55
                                                          ======          =====        ======

                                                     For the Nine Months Ended September 30, 2000
                                                     --------------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                                Income Available
                                                         To Common                     Earnings
                                                       Shareholders       Shares       Per Share
                                                       ------------       ------       ---------
Basic                                                     $4,766          2,577        $  1.85
                  Common Share Equivalent
                    of Outstanding Options                    --             55          (0.04)
                                                          ------          -----         ------
Diluted                                                   $4,766          2,632        $   1.81
                                                          ======          =====        ========

                                                     For the Nine Months Ended October 2, 1999
                                                     -----------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                                Income Available
                                                         To Common                     Earnings
                                                        Shareholders      Shares       Per Share
                                                        ------------      ------       ---------
Basic                                                     $4,849          2,965         $ 1.64

                  Common Share Equivalent                     --             64          (0.04)
                    of Outstanding Options
                                                          ------          -----         ------
Diluted                                                   $4,849          3,029         $ 1.60
                                                          ======          =====         ======

Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during a given time period. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

4. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and the current year change in cumulative translation adjustments, which is the only nonowner change in equity. For the three and nine months in the periods ended September 30, 2000 and October 2, 1999, the following table sets forth the Company"s comprehensive income:

(Dollars in Thousands)                       Three Months Ended             Nine Months Ended
                                             ------------------             -----------------
                                         Sept. 30,         Oct. 2,       Sept. 30,       Oct. 2,
                                           2000             1999           2000           1999
                                           ----             ----           ----           ----
Net Income                                $ 1,561         $ 1,670        $ 4,766         $ 4,849
Cumulative Translation Adjustments           (904)            708         (1,480)           (915)
                                          -------         -------        -------         -------
Comprehensive Income                      $   657         $ 2,378        $ 3,286         $ 3,934
                                          =======         =======        =======         =======

5. Management Segment Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," introduces a new model for segment reporting called the management approach. The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance.

The Company is engaged in one business segment, the development, manufacturing and marketing of gravimetric and volumetric feeders, pneumatic conveying systems and related equipment. The Company operates in two primary geographic locations, North America and Western Europe. For the three and nine months in the periods ended September 30, 2000 and October 2, 1999, the following tables set forth the Company's segment information:

(Dollars in Thousands)                        North          Western            Elimi-           Consoli-
                                             America          Europe            nations           dated
                                             -------          ------            -------           -----
THREE MONTHS ENDED
September 30, 2000:
     Revenues-
     Sales to unaffiliated customers        $  9,713          $10,281           $    --          $19,994
     Sales to affiliates                       1,435              753            (2,188)              --
                                             -------          -------           -------          -------
         Total sales                        $ 11,148          $11,034           $(2,188)         $19,994
                                             =======          =======           =======          =======

   Operating income                         $  2,100          $   331           $    32          $ 2,463
                                             =======          =======           =======
   Interest expense                                                                                 (296)
                                                                                                 -------
   Income before income taxes                                                                    $ 2,167
                                                                                                 =======

(Dollars in Thousands)                    North         Western        Elimi-          Consoli-
                                         America         Europe        nations          dated
                                         -------         ------        -------          -----
THREE MONTHS ENDED
 October 2, 1999:
  Revenues-
  Sales to unaffiliated customers        $ 8,300        $13,388        $    --        $ 21,688
  Sales to affiliates                        893            674         (1,567)             --
                                         -------        -------        -------        --------
      Total sales                        $ 9,193        $14,062        $(1,567)       $ 21,688
                                         =======        =======        =======        ========

Operating income                         $ 1,473        $   852        $    68        $  2,393
                                         =======        =======        =======
   Interest expense                                                                       (124)
                                                                                      --------
   Income before income taxes                                                         $  2,269
                                                                                      ========


NINE MONTHS ENDED
 September 30, 2000:
  Revenues-
  Sales to unaffiliated customers        $30,059        $32,307        $    --         $62,366
  Sales to affiliates                      3,631          2,283         (5,914)             --
                                         -------        -------        -------         -------
      Total sales                        $33,690        $34,590        $(5,914)        $62,366
                                         =======        =======        =======         =======

Operating income                         $ 6,039        $ 1,325        $   108         $ 7,472
                                         =======        =======        =======
   Interest expense                                                                       (751)
                                                                                        ------
   Income before income taxes                                                          $ 6,721
                                                                                       =======

NINE MONTHS ENDED
 October 2, 1999:
  Revenues-
  Sales to unaffiliated customers        $24,849        $39,296        $    --         $64,145
  Sales to affiliates                      2,733          1,784         (4,517)             --
                                         -------        -------        -------         -------
      Total sales                        $27,582        $41,080        $(4,517)        $64,145
                                         =======        =======        =======         =======

Operating income                         $ 3,628        $ 2,822        $    51         $ 6,501
                                         =======        =======        =======
   Interest expense                                                                       (380)
                                                                                       -------
   Income before income taxes                                                          $  6,121
                                                                                       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         For the third quarter and first nine months of 2000, the Company reported net income of $1.561 million and $4.766 million, respectively, compared to $1.670 million and $4.849 million for the same periods in 1999.

         K-Tron is an international company which derived approximately 52% and 61% of its first nine months of 2000 and 1999 revenues, respectively, from products manufactured in, and services performed from, its facilities located outside the United States, primarily in Europe. As such, the financial position and performance of the Company is sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars and the impact of transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from the Company's Swiss manufacturing facility in currencies other than the Swiss franc.

         The following table sets forth the Company's results of operations expressed as a percentage of total revenues for the periods indicated:

                                          Three Months Ended          Nine Months Ended
                                          ------------------          -----------------
                                        Sept. 30,      Oct. 2,      Sept. 30,      Oct. 2,
                                          2000          1999          2000          1999
                                          ----          ----          ----          ----
Total revenues                           100.0%        100.0%        100.0%        100.0%
Cost of revenues                          54.2          54.2          53.7          54.7
                                          ----          ----          ----          ----
Gross profit                              45.8          45.8          46.3          45.3
Selling, general & administrative         29.6          30.8          30.4          31.2
Research & development                     3.9           3.9           3.9           4.0
                                          ----          ----          ----          ----
Operating income                          12.3          11.1          12.0          10.1
Interest                                   1.5           0.6           1.2           0.6
                                          ----          ----          ----          ----
Income before income taxes                10.8%         10.5%         10.8%          9.5%
                                          ====          ====          ====          ====

                                        September 2000       December 1999         September 1999
                                        --------------       -------------         --------------
Backlog at end of period (at
September 30, 2000 foreign exchange
rates, in thousands)                       $20,946              $16,852               $17,581
                                           =======              =======               =======

         More than half of the Company's revenues are normally derived from activities in foreign jurisdictions. Consequently, the Company"s results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, German mark and euro and, to a lesser degree, the British pound sterling, French franc and other currencies. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, the Company typically receives a majority of its revenues in currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. Accordingly, changes in foreign exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect the Company's total revenues, gross profit and operating income as expressed in U.S. dollars.

         In addition, revenues and income of the Company with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the euro/Swiss franc and German mark/Swiss franc (for sales from the Company's Swiss manufacturing facility which are made in euros or German marks) exchange rates. For the first three and nine months of each of 2000 and 1999, the changes in these and the U.S. dollar/euro and U.S. dollar/German mark exchange rates were as follows:

                                                   Three Months Ended                                   Nine Months Ended
                                                   ------------------                                   -----------------
                                         Sept. 30,                     Oct. 2,              Sept. 30,                      Oct. 2,
                                           2000                         1999                  2000                          1999
                                           ----                         ----                  ----                          ----
Average U.S. dollar equivalent of
   one Swiss franc                        0.586                         0.656                0.599                         0.671
% change vs. prior year                                 (10.7)%                                            (10.7)%

Average U.S. dollar equivalent of
   one euro                               0.904                         1.051                0.941                         1.074
% change vs. prior year                                 (14.0)%                                            (12.4)%

Average U.S. dollar equivalent of
   one German mark                        0.462                         0.537                0.481                         0.549
% change vs. prior year                                 (14.0)%                                            (12.4)%

Average Swiss franc equivalent of
   one German mark                        0.788                         0.819                0.803                         0.818
% change vs. prior year                                  (3.8)%                                             (1.8)%
Average Swiss franc equivalent of
   one euro                               1.543                         1.602                1.571                         1.601
% change vs. prior year                                  (3.7)%                                             (1.9)%

      Total revenues decreased by $1.7 million or 7.8% in the third quarter of 2000 and by $1.8 million or 2.8% in the first nine months of 2000 compared to the same periods in 1999. North American revenues increased and Western European revenues decreased in the third quarter and first nine months of 2000 compared to the same periods in 1999. If the average foreign exchange rates for the third quarter and first nine months of 2000 were applied to the same periods in 1999, total revenues would have increased by $0.2 million or 1.2% for the quarter and by $2.8 million or 4.6% for the first nine months.

      Gross profit as a percent of revenues increased to 46.3% for the first nine months of 2000 compared to 45.3% for the same period in 1999 while remaining constant at 45.8% for the third quarters of 2000 and 1999. The increase in gross margin in 2000 was primarily due to sales mix.

      Selling, general and administrative (SG&A) expense decreased by $0.8 million or 11.4% for the third quarter of 2000 and by $1.0 million or 5.0% for the first nine months of 2000 compared to the same periods in 1999. These decreases in SG&A for the third quarter and first nine months were primarily due to lower foreign exchange translation rates, partly offset by higher commissions. As a percent of total revenues, SG&A for the third quarter and first nine months of 2000 was 29.6% and 30.4%, respectively, compared to 30.8% and 31.2% for the same periods in 1999.

      Research and development (R&D) expenditures decreased by $0.1 million or 8.8% for the third quarter of 2000 and by $0.2 million or 6.1% for the first nine months of 2000 compared to the same periods in 1999. R&D expenses decreased due to lower foreign exchange translation rates partly offset by greater emphasis on the development of new products. R&D expense as a percent of total revenues was 3.9% for the third quarter and 3.9% for the first nine months of 2000 as compared to 3.9% and 4.0% for the same periods in 1999.

      Interest expense increased by $172 thousand or 139% for the third quarter and by $371 thousand or 97.6% for the first nine months of 2000 compared to the same periods in 1999, primarily due to interest on funds borrowed in March 2000 related to the Company"s repurchase of 508 thousand shares of its Common Stock, which is discussed in the liquidity section, partly offset by lower foreign exchange translation rates.

      The effective tax rates for the third quarter and first nine months of 2000 were 28.0% and 29.1%, respectively, compared to 26.4% and 20.8% for the same periods in 1999. These higher rates in 2000 were primarily due to increased taxable income in the United States as well as providing for Swiss income taxes for the first time since fiscal 1992, since it is anticipated that the remaining net operating losses in Switzerland will be fully utilized in 2000.

      The backlog of customer orders increased by 24.3% at the end of the third quarter compared to the end of 1999 and by 19.1% compared to the end of the third quarter in 1999, in each case at constant foreign exchange rates. This increase reflected substantially higher backlog at the Company's manufacturing facility in Switzerland.

Liquidity and Capital Resources

      On March 23, 2000, the Company completed a tender offer begun on February 16, 2000 and repurchased 508 thousand shares of its Common Stock at $18.00 per share for a total cost of $9.244 million (including $100 thousand of costs associated with the tender offer). The share repurchase represented approximately 17.3% of the Common Stock then outstanding. The repurchase was financed by using $1.194 million of available cash, all of a $7 million loan facility obtained from a U.S. bank on February 4, 2000 and $950 thousand from an existing $5 million line of credit with that same bank. The $7 million loan is payable in equal monthly installments of principal plus accrued interest over a period of four years commencing May 1, 2000 and is secured by liens on the same collateral securing other loans from the same U.S. bank. One-half of the loan bears interest at the fixed rate of 8.23% for the first two years and the other half is subject to a variable rate of interest equal to the one-month LIBOR value plus 1.85% (8.41%). As of September 30, 2000, the Company had repaid $1.244 million of debt associated with the share repurchase, leaving a balance of $6.706 million still outstanding.

      The Company's capitalization as of the end of the third quarter of 2000 and as of the end of fiscal years 1999 and 1998 is set forth below:

                                                      Sept. 30,          Jan. 1,          Jan. 2,
(Dollars in Thousands)                                  2000              2000             1999
                                                        ----              ----             ----
Short-term debt, including current
   portion of long-term debt                           $ 3,594           $ 4,627          $ 1,534
Long-term debt                                          11,724             7,252            9,638
                                                       -------           -------          -------
Total debt                                              15,318            11,879           11,172

Shareholders' equity                                    19,406            25,210           22,274
                                                       -------           -------          -------
Total debt and shareholders' equity                    $34,724           $37,089          $33,446
                                                       =======           =======          =======
         (total capitalization)

Percent total debt to total capitalization                  44%               32%              33%
Percent long-term debt to equity                            60%               29%              43%
Percent total debt to equity                                79%               47%              50%


         Total debt increased by $3.4 million in the first nine months of 2000 ($4.1 million using a constant foreign exchange rate). U.S. debt increased by $6.5 million while debt in Switzerland decreased by $3.1 million. At September 30, 2000, the Company had $4.6 million of borrowing availability under its U.S. loan agreements and $5.2 million of borrowing availability under its Swiss loan agreements. The increase in the U.S. debt was due to the share repurchase described above.

         At September 30, 2000, working capital was $12.9 million compared to $14.1 million at January 1, 2000, and the ratio of current assets to current liabilities at those dates was 1.70 and 1.65, respectively. The decrease in working capital was primarily due to a decrease in cash and receivables.

         In the first nine months of 2000 and 1999, the Company utilized internally-generated funds to meet its working capital needs and used bank borrowings and available cash to complete the share repurchase.

         Net cash provided by operating activities was $5.6 million in the first nine months of 2000 compared to $2.5 million in the same period of 1999, with the increase being primarily due to a reduction in accounts receivable offset in part by an increase in inventory and a decrease in accrued expenses.

         Net cash used in investing activities in the first nine months of 2000 and 1999 was primarily for capital additions.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and German mark, caused a translation adjustment decrease in shareholders' equity of $1.5 million in the first nine months of 2000.

Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to the Company"s shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         A wide range of factors could materially affect future developments and the performance of the Company, including the following: (i) increasing price and product/service competition by domestic and foreign competitors, including new entrants; (ii) the mix of products/services sold by the Company; (iii) rapid technological changes and developments and the Company"s ability to continue to introduce competitive new products on a timely and cost-effective basis; (iv) changes in U.S. and global financial and currency markets, including significant interest rate and foreign currency exchange rate fluctuations; (v) protection and validity of patent and other intellectual property rights, both of the Company and its competitors; (vi) the cyclical nature of the Company"s business as a capital goods supplier; (vii) possible future litigation and governmental proceedings; (viii) the availability of financing and financial resources in the amounts, at the times and on the terms required to support the Company"s future business, including capacity expansions and possible acquisitions; (ix) the loss of key customers, employees or suppliers; (x) the failure to carry out marketing and sales plans; (xi) the failure successfully to integrate acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial problems; (xii) economic, business and regulatory conditions and changes which may affect the level of new investments and purchases made by customers, including general economic and business conditions that are less favorable than expected; and (xiii) domestic and international political and economic conditions.

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

                           PART II. OTHER INFORMATION


         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
         (a)        Exhibits

                    27.1             Financial Data Schedule

         (b)        Reports on Form 8-K

                    There were no reports on Form 8-K for the quarter ended
                    September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    K-TRON INTERNATIONAL, INC.


Date:  November 9, 2000             By:   /s/ Ronald R. Remick
                                          -----------------------
                                          Ronald R. Remick
                                          Senior Vice President & Chief
                                          Financial Officer
                                          (Duly authorized officer and principal
                                          financial officer of the Registrant)


                                    By:   /s/ Alan R. Sukoneck
                                          ----------------------
                                          Vice President, Chief Accounting
                                          & Tax Officer
                                          (Duly authorized officer and principal
                                          accounting officer of the Registrant)

                                  EXHIBIT INDEX


                     Exhibit Number                Description
                     --------------                -----------
                         27.1                      Financial Data Schedule