Form 10-K
period 2000-12-30
K TRON INTERNATIONAL INC
filed 2001-03-26
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the fiscal year ended December 30, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [NO FEE REQUIRED] for the transition period from ________ to
    ________

                          COMMISSION FILE NUMBER 0-9576
                                                 ------

                           K-TRON INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             New Jersey                                              22-1759452
            ------------                                            ------------
   (State or other jurisdiction of                      (I.R.S. Employer Identification No.)
   incorporation or organization)

               Routes 55 and 553
                 P.O. Box 888
              Pitman, New Jersey                                08071-0888
             --------------------                               ----------
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (856) 589-0500
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                          Name of each exchange on which registered
          None                                                    None
   -------------------                          -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. |X|

As of February 28, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $35,606,718. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as quoted on the Nasdaq National Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any institutional shareholders owning more than ten percent of the Registrant's Common Stock.

As of February 28, 2001, there were 2,443,070 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

As stated in Part III of this annual report on Form 10-K, portions of the following document are incorporated herein by reference:

        Definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Unless the context indicates otherwise, the terms "K-Tron," "the Company," "we," "our" and "us" refer to K-Tron International, Inc. and, where appropriate, one or more of its subsidiaries.

                                     PART I

ITEM 1.         BUSINESS.

GENERAL

        K-Tron International, Inc. was incorporated in New Jersey in 1964. Our operations are conducted primarily through subsidiaries, and our principal business is the design, production, marketing and servicing of gravimetric and volumetric feeders and related equipment for the processing of bulk solids in a wide variety of manufacturing processes. Our feeders control by mass or weight (gravimetric feeding) or by volume (volumetric feeding) the rate at which ingredients are fed into the manufacturing processes of numerous products. The major industries served are plastics, food, chemical, detergent, pharmaceutical and cement, but our feeders are also used in many other industries.

        In addition to feeding equipment, we design, produce, market and service pneumatic conveying systems and related equipment for the food, plastics and pharmaceutical industries, which may be used either in conjunction with certain K-Tron feeders or on a stand-alone basis, as well as electronic assemblies and ancillary equipment used primarily by plastics molding and extrusion companies.

        We have manufacturing facilities in the United States, Switzerland, England and Canada, and our equipment is sold throughout the world. We provide service and spare parts for our feeding and pneumatic conveying equipment on a worldwide basis, and offer customer and employee training through our K-Tron Institute in the United States and similar programs in Switzerland and elsewhere.

        See Note 12 of Notes to consolidated financial statements, included in
Item 8 of this annual report on Form 10-K, for certain financial information about foreign and domestic operations.

BRAND NAMES

        We market our equipment under four brand names: K-Tron Soder (feeders for other than heavy industries), Hasler (feeders for heavy industries), Hurricane (pneumatic conveying equipment) and Colormax (ancillary equipment for the plastics industry). We market these brands, other than Colormax, on both an equipment and total systems basis.

FEEDING EQUIPMENT

        Our feeders control the flow of materials into a manufacturing process by mass or weight (gravimetric feeding) or by volume (volumetric feeding). Feeding equipment manufactured by us is used in many different industries.

        Weigh Belt Feeders. Weigh belt feeders move dry bulk material along a belt, continuously weighing the material and adjusting the belt speed in order to control precisely the flow rate of the material being fed into the manufacturing process. The feeder regulates the flow rate according to the set points in its electronic controller. A typical application would incorporate several feeders, each supplying an ingredient of the final product, and electronic controllers that determine the feed rate of each ingredient and which are capable of instantly altering individual feed rates to maintain the desired proportion of each ingredient.

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

        Volumetric Feeders. Volumetric feeders utilize single or twin screw feeding mechanisms or other systems to regulate flow by volume instead of weight, thereby offering an economical method of feeding bulk solids where demands for accuracy are less stringent. They also can be used to make batches by feeding sequentially into a hopper that is weighed and using the weight signal to start and stop each feeder.

        K-Tron Soder Brand. The K-Tron Soder brand of products offers feeding equipment and systems to control precisely the flow of ingredients in the manufacture of numerous products in industries other than heavy industries. K-Tron Soder feeders, including loss-in-weight feeders, weigh belt feeders, volumetric feeders, flow meters and related controls, are assembled at our facilities in Pitman, New Jersey and Niederlenz, Switzerland in a complete range of feeding equipment types and sizes for these industries. The plastics, food, chemical, detergent and pharmaceutical industries are among those served by K-Tron Soder feeders.

        Hasler Brand. The Hasler brand of products includes weigh belt feeders, belt scales, flow meters, electronic ears, loss-in-weight feeders and related controls. Hasler feeders, like K-Tron Soder feeders, control the flow of ingredients into a process, but Hasler feeders serve heavy industry applications that generally require high rates of material flow in rugged environments.

Hasler feeders serve primarily the cement, fertilizer, aluminum, glass, steel and mining industries. They are assembled at our facilities in Niederlenz, Switzerland.

PNEUMATIC CONVEYING EQUIPMENT

        K-Tron's Canadian subsidiary, Hurricane Pneumatic Conveying Inc., produces pneumatic conveying systems and related equipment primarily for the food, plastics and pharmaceutical industries. Hurricane products, which include both self-contained and central systems for powder and pellet applications, may be used in conjunction with certain K-Tron Soder feeders or on a stand-alone basis. Hurricane products are assembled at our Canadian facilities in Brantford, Ontario.

COLORMAX ANCILLARY EQUIPMENT

        K-Tron's English subsidiary, Colormax Limited, which was purchased in October 2000, produces and sells ancillary equipment primarily used by plastics molding and extrusion companies. Colormax products include conveying systems, dryers, volumetric and gravimetric blenders, material storage bins and individual feeders for handling various resin materials in the molding or extrusion of consumer products such as automotive components and plastic food containers. Colormax products are assembled at our facilities in Telford, England.

K-TRON ELECTRONICS

        K-Tron Electronics designs, produces and tests electronic assemblies for outside customers as well as for use by us in our products and also produces controller hardware for us. Its facilities, which are located in Blackwood, New Jersey, provide automated surface mount as well as through-hole assembly capabilities and testing equipment.

CUSTOMERS

        We sell our equipment throughout the world to a wide variety of customers in our addressed markets, ranging from large, global companies to regional and local businesses. No single customer accounted for more than 10% of our total revenues in fiscal 2000.

MANUFACTURING AND SUPPLIERS

        Our primary manufacturing activities consist of the assembly, calibration and testing of equipment, the machining and fabrication of certain components and the producing of electronic assemblies and controllers. We also manufacture the weight sensors that are used in most of our gravimetric feeders. We assemble a number of components used in our products that are manufactured by others to our specifications. These components include sheet metal parts, screws, castings, integrated circuits, printed circuit boards and enclosures.

        We produce a number of basic feeder models. Feeder units are completed to specific customer orders, and customization is generally limited to combining existing mechanical and electronic modules to meet a customer's application requirements.

        Although certain components of our products are currently purchased from sole sources, we believe that comparable components can be obtained readily from alternative suppliers or can be manufactured by us internally, at prices competitive with those of our current sources. We have never had a significant production delay that was primarily attributable to an outside supplier.

PATENTS

        Our technology is protected by numerous patents in the United States and in other major countries that offer patent protection. Certain of our patents have expired and others will expire at various future dates. The loss of such patent protection is not expected to have a significant adverse effect on our business.

RESEARCH AND DEVELOPMENT

        We invest in research and development ("R&D") to maintain a technological leadership position in the feeding equipment industry. R&D focuses on new products as well as on improvements to existing products, with particular emphasis on the application of weighing and control technologies and mechanical design improvements. Current efforts are aimed at developing new products, shortening the time spent in the development of such products, recycling existing product designs into lower cost products and analyzing the price/performance relationship for both new and existing products.

        A centralized R&D approach facilitates the development of common or compatible products for our K-Tron Soder, Hasler and Hurricane brands. We utilize common weighing and control technologies for both of our feeder brands.

        Our research and development expenses were $3,182,000, $3,353,000 and $2,980,000 in fiscal 2000, 1999 and 1998, respectively.

COMPETITION

        We are a leading worldwide producer of feeders and related equipment for the handling of bulk solids in manufacturing processes. We believe we have reached this position primarily because of our use of electronic and digital control technology, our use of digital weighing technology, our development of mechanical design improvements to our products and our knowledge of material handling. We also rely on our reputation and experience in serving the needs of our large customer base to maintain a competitive advantage.

        We also produce systems and related equipment for the pneumatic conveying equipment market through our Hurricane business. This is a very large market, and our strategy is to target specific niches within the overall market and to sell our pneumatic conveying equipment in connection with certain K-Tron Soder feeders as well as on a stand-alone basis. Our Colormax ancillary equipment is used primarily by plastics molding and extrusion companies and is sold on a stand-alone basis.

        K-Tron Electronics was established to design and manufacture electronic assemblies and controller hardware for use by us and also to sell such assemblies to third parties, generally focusing on small production runs for customers in New Jersey, eastern Pennsylvania and Delaware. The market for electronic assemblies is very large, and K-Tron Electronics is one of many suppliers to this market in the region identified.

        Strong competition exists in every major market that we serve. Competitors range in size from large corporations (or subsidiaries or divisions thereof) with a broad line of products to regional organizations that may specialize in a limited range of products.

BACKLOG

        At the end of fiscal 2000, our backlog of unfilled orders was approximately $19,259,000, compared to a backlog of approximately $17,835,000 at the end of fiscal 1999, an increase of 8.0%. Using the end of fiscal 2000 exchange rates, the backlog of orders at the end of fiscal 1999 was approximately $17,465,000, representing an increase in the 2000 backlog of approximately 10.3%. The backlog of orders at the end of fiscal 2000, excluding the effect of foreign currency exchange translations, was higher than the 1999 year-end backlog primarily due to increased orders from customers in the United States.

        The bulk of our backlog represents orders that will be ready for delivery in less than 120 days. Thus, except for shipments to be made later in the year in accordance with customer requests, it is expected that most of the backlog as of the end of fiscal 2000 will be shipped prior to April 30, 2001.

EMPLOYEES

        At the end of fiscal 2000, we had 522 employees, of which 309 were located in Europe, 190 in the United States, 14 in Singapore, 6 in Canada and 3 in China.

        None of our employees are represented by labor unions. We consider relations with our employees to be good.

PROPERTIES

        In North America, we own a 92,000 square foot building located on a 17 acre tract in Pitman, New Jersey where we have manufacturing facilities, administrative offices, our corporate headquarters, research and development offices and a technical center for product demonstrations and training. A portion (approximately 10,000 square feet) of our Pitman facility is leased to a sheet metal business that is a major supplier to us. We also have leased facilities in Blackwood, New Jersey where we produce electronic assemblies and controller hardware, and in Brantford, Ontario where we assemble pneumatic conveying equipment.

        In Niederlenz, Switzerland, we own a 65,000 square foot building where we have manufacturing facilities and a technical center for product demonstrations, and an adjacent five floor, 40,000 square foot office building that houses administrative offices, training facilities and research and development offices. In 2000, approximately one-half of one floor of the office building was leased to a third party. We also occupy an adjacent leased facility where we manufacture weight sensors.

        Sales, sales support and service activities for the Hasler brand, which were formerly conducted from a portion of a leased facility in Colombier, Switzerland, have been relocated to a 4,000 square foot leased facility in Neuchatel, Switzerland, near Colombier. The Colombier lease expired in 2000 and was not renewed.

        Certain sales and service activities are conducted at K-Tron-owned facilities in England (30% leased to a third party) and Germany and from leased office space in Germany, France, Singapore and China. We also lease a facility in Telford, England where we assemble Colormax products and have office space for that brand.

        We believe that our present facilities will be sufficient to meet our needs for the foreseeable future.

ITEM 3.         LEGAL PROCEEDINGS.

        There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our property is the subject.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        This item is not applicable because there were no matters submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The current executive officers of K-Tron are as follows:

                Name                               Age                        Position
                ----                               ---                        --------
        Edward B. Cloues, II                        53                Chairman of the Board of
                                                                      Directors and Chief Executive
                                                                      Officer

        Kevin C. Bowen                              49                Senior Vice President,
                                                                      Feeder Operations
                                                                      and President and Chief Executive
                                                                      Officer of K-Tron America, Inc.

        Lukas Guenthardt                            42                Senior Vice President,
                                                                      New Businesses
                                                                      and Chief Strategy Officer

        Ronald R. Remick                            54                Senior Vice President,
                                                                      Chief Financial Officer and
                                                                      Treasurer

        Edward B. Cloues, II has been a director since July 1985 and was most recently reelected at the 1997 annual meeting of shareholders. He became Chairman of the Board of Directors and Chief Executive Officer of the Company on January 5, 1998. From May 1985 until May 1998, Mr. Cloues served as Secretary of the Company. Prior to joining the Company in 1998, Mr. Cloues was a senior partner in the law firm of Morgan, Lewis & Bockius LLP, which is the Company's general counsel. He is also a director and non-executive Chairman of the Board of AMREP Corporation and a director of AmeriQuest Technologies, Inc.

        Kevin C. Bowen has been Senior Vice President, Feeder Operations of the Company since June 2000 and President and Chief Executive Officer of K-Tron America, Inc. since March 1995. From March 1994 to March 1995, Mr. Bowen was President of K-Tron North America, the North American sales division of K-Tron America. Mr. Bowen served as President of K-Tron America from May 1990 to March 1994 and has been with the Company in various other capacities since 1979.

        Lukas Guenthardt has been Senior Vice President, New Businesses and Chief Strategy Officer of the Company since June 2000. Prior to that, he was Senior Vice President - Strategic Planning, Product Development and Marketing from June 1998 to June 2000. Mr. Guenthardt was Managing Director of K-Tron Switzerland from July 1995 to June 1, 1998, Managing Director of the Soder Division of K-Tron Switzerland from March 1994 to July 1995, and

Director of International Research and Development of the Company from July 1992, when he joined K-Tron, until March 1994.

        Ronald R. Remick has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 10, 1999. Prior to joining K-Tron, Mr. Remick was Vice President of Planning and Treasury of ARCO Chemical Company from 1995 to 1998 and Vice President of Planning and Control of ARCO Chemical Company from 1993 to 1995.

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

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

        Our Common Stock trades on the Nasdaq National Market under the symbol "KTII." The following table sets forth the high and low sales prices for each quarter in fiscal 1999 and 2000 as quoted on the Nasdaq National Market.

Fiscal Year 1999                             High                       Low
----------------                             ----                       ---
First Quarter .......................       $18.625                    $17.4375
Second Quarter ......................       $18.625                    $16.75
Third Quarter .......................       $18.125                    $14.00
Fourth Quarter ......................       $16.50                     $12.625

Fiscal Year 2000
----------------

First Quarter .......................       $17.875                    $12.875
Second Quarter ......................       $16.375                    $14.438
Third Quarter .......................       $17.938                    $15.125
Fourth Quarter ......................       $18.750                    $16.938

        On February 28, 2001, the closing price of a share of K-Tron Common Stock as quoted on the Nasdaq National Market was $15.75.

        There were 267 record holders of our Common Stock on February 28, 2001.

DIVIDEND POLICY

        We have never paid a cash dividend on our Common Stock, and we currently intend to retain all future earnings for use in our business. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. In addition, one of our credit facilities contains certain restrictions on the transfer of funds that may restrict our ability to declare dividends.

ITEM 6.         SELECTED FINANCIAL DATA.

        The selected consolidated financial data presented below for, and as of the end of, each of our last five fiscal years have been derived from and are qualified by reference to our consolidated financial statements. Our consolidated financial statements for the fiscal years ended December 30, 2000, January 1, 2000, January 2, 1999, January 3, 1998 and December 28, 1996 have been audited by Arthur Andersen LLP, independent public accountants.

        This information should be read in conjunction with our consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

        We have not paid any cash dividends on our shares of Common Stock during the periods presented.

                                                                                  FISCAL YEAR ENDED
                                                    ------------------------------------------------------------------------------
                                                            DEC. 30        JAN. 1          JAN. 2          JAN. 3         DEC. 28
                                                             2000           2000            1999            1998            1996

----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL SUMMARY ($000):
  Revenues                                                  $84,912        $87,887         $89,142         $87,152         $89,871
  Income before taxes                                         8,008          8,644           8,718           7,309           5,841
  Net income                                                  5,838          6,759           6,593           5,444           4,026
  Total assets                                               54,421         54,770          56,617          54,249          55,330
  Working capital                                            13,770         14,057          11,446           9,423          15,362
  Additions to property, plant and equipment                  3,699          2,605           2,713           3,000           2,081
  Depreciation and amortization                               3,138          3,362           3,158           2,977           3,334

PER SHARE ($):
  Basic net earnings                                          $2.30          $2.28           $2.10           $1.72           $1.29
  Diluted net earnings                                         2.25           2.23            2.03            1.69            1.28
  Book value                                                   8.75           8.61            7.34            5.87            4.21

CAPITALIZATION ($000):
  Shareholders' equity                                      $21,311        $25,210         $22,274         $18,892         $13,194
  Long-term debt                                             12,390          7,252           9,638          10,619          20,807
  Short-term debt (1)                                         3,595          4,627           1,534           3,148             861
  Total debt                                                 15,985         11,879          11,172          13,767          21,668

RATIOS:
  Return on average shareholders' equity (%)                   25.1           28.4            32.0            33.9            35.6
  Return on revenues (%)                                        6.9            7.7             7.4             6.2             4.5
  Long-term debt to shareholders' equity (%)                   58.1           28.8            43.3            56.2           157.7
  Current assets to current liabilities                         1.7            1.6             1.5             1.4             1.8
  Average inventory turnover                                    4.2            4.7             4.7             4.1             3.2
  Average accounts receivable turnover                          4.3            4.4             5.2             5.5             4.8

OTHER DATA:
  Shares outstanding (000) (2)                                2,436          2,927           3,033           3,218           3,137
  Shareholders of record                                        258            287             304             342             350
  Number of employees                                           522            475             496             491             461

(1)     Including current portion of long-term debt.
(2) Net of treasury stock of 1,063 shares for fiscal year 1996, 1,053 for fiscal year 1997, 1,295 for fiscal year 1998, 1,447 for fiscal year 1999 and 1,968 for fiscal year 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references to 2000, 1999 and 1998 mean the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

RESULTS OF OPERATIONS

        In 2000, 1999 and 1998, K-Tron reported net income of $5,838,000, $6,759,000 and $6,593,000, respectively.

        We are an international company, and we derived approximately 53%, 59% and 58% of our 2000, 1999 and 1998 revenues, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. Accordingly, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars and the impact of transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facilities in currencies other than the Swiss franc.

        In the fourth quarter of 1999, we announced that we would integrate our Soder and Hasler operations worldwide to form a unified business serving the bulk materials handling markets. We took a fourth quarter 1999 charge of $710,000 for this restructuring. Implementation of the integration plan started in the fourth quarter of 1999 and was completed in October 2000.

        The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

                                                              Fiscal Year
                                                  --------------------------------------------
                                                   2000              1999               1998
                                                   ----              ----               ----
Total revenues                                     100.0%            100.0%             100.0%
Cost of revenues                                    55.4              55.7               54.9
                                                  -------           -------            ------
Gross profit                                        44.6              44.3               45.1
Selling, general and
 administrative                                     30.2              30.1               31.2
Research and development                             3.7               3.8                3.3
                                                  -------           -------            -------
Operating income                                    10.7              10.4               10.6
Interest                                             1.3               0.6                0.8
                                                  -------           -------            -------
Income before income taxes                           9.4%              9.8%               9.8%
                                                  =======           =======            =======
Year-end backlog  (at year-end
2000 foreign exchange rates, in
thousands)                                        $19,259           $17,465            $20,183
                                                  =======           =======            =======

        As previously noted, more than half of our revenues in recent years have been derived from activities in foreign jurisdictions. Consequently, our results can be significantly affected by changes in foreign exchange rates, particularly those between the U.S. dollar and the Swiss franc, German mark and euro and, to a lesser degree, the British pound sterling, French franc and other currencies. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, since we typically receive a majority of our revenues in currencies other than the U.S. dollar, we generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. Accordingly, changes in foreign exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our total revenues, gross profit and operating income as expressed in U.S. dollars.

        In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the euro/Swiss franc and German mark/Swiss franc (for sales from our Swiss manufacturing facilities which are made in euros or German marks) exchange rates. For 2000, 1999 and 1998, the changes in these and the U.S. dollar/euro and U.S. dollar/German mark exchange rates were as follows:

                                                                             Fiscal Year
                                                     ------------------------------------------------------------
                                                       2000                  1999              1998
                                                       ----                  ----              ----
Average U.S. dollar equivalent of
 one Swiss franc                                       0.593                 0.664             0.692
% change vs. prior year                                           -10.7%             -4.0%

Average U.S. dollar equivalent of
 one euro                                              0.924                 1.064             N/A
% change vs. prior year                                           -13.2%

Average U.S. dollar equivalent of
 one German mark                                       0.472                 0.544             0.570
% change vs. prior year                                           -13.2%             -4.6%

Average Swiss franc equivalent
 of one German mark                                    0.796                 0.819             0.824
% change vs. prior year                                            -2.8%             -0.6%

Average Swiss franc equivalent of
 one euro                                              1.558                 1.602             N/A
% change vs. prior year                                            -2.8%

        Total revenues decreased by $2,975,000 or 3.4% in 2000 compared to 1999. North American revenues increased and Western European revenues decreased in 2000 compared to 1999. If the average exchange translation rates for 2000 were applied to 1999, revenues would have increased by 3.9% in 2000.

        Total revenues decreased by $1,255,000 or 1.4% in 1999 compared to 1998. Western European revenues increased and North American revenues decreased in 1999 compared to 1998. If the average foreign exchange translation rates for 1999 were applied to 1998, revenues would have increased by 1.0% in 1999.

        Gross profit as a percent of total revenues increased to 44.6% in 2000 as compared to 44.3% in 1999 but decreased in both 2000 and 1999 as compared to 45.1% in 1998. These changes in gross margin were primarily due to sales mix.

        Selling, general and administrative (SG&A) expense decreased by $833,000 or 3.1% in 2000 compared to 1999 and by $1,320,000 or 4.8% in 1999 compared to 1998. The decreases in 2000 and 1999 SG&A were due to the lower foreign exchange translation rates of certain foreign currencies into U.S. dollars ("lower foreign exchange translation rates") offset in part by the 1999 restructuring costs of $710,000 relating to the Hasler business. As a percent of total revenues, SG&A was 30.2% in 2000, 30.1% in 1999 and 31.2% in 1998.

        Research and development (R&D) expenditures in 2000 decreased by $171,000 or 5.1% compared to 1999 after increasing by $373,000 or 12.5% in 1999 compared to 1998. R&D expense when expressed in local currencies increased in 2000 and 1999 due to greater emphasis on the development of new products. R&D expense as a percent of total revenues was 3.7% in 2000, 3.8% in 1999 and 3.3% in 1998.

        Interest expense increased by $586,000 or 118% in 2000 as compared to 1999, primarily due to interest on funds borrowed in March 2000 related to the repurchase of 508,000 shares of our Common Stock, which is discussed below in the liquidity section, partly offset by the effects of lower foreign exchange translation rates. Interest expense decreased by $219,000 or 30.7% in 1999 as compared to 1998. The 1999 decrease was primarily due to weighted average lower debt levels and lower interest rates on some loans. Interest expense as a percent of total revenues was 1.3% in 2000, 0.6% in 1999 and 0.8% in 1998.

        Income before income taxes was $8,008,000 in 2000, $8,644,000 in 1999 and $8,718,000 in 1998. The changes during the periods were the result of the items discussed above.

        The 2000, 1999 and 1998 provisions for income tax of $2,170,000, $1,885,000 and $2,125,000, respectively, were related primarily to our results in the United States and Germany. The effective tax rates were 27.1% for 2000, 21.8% for 1999 and 24.4% for 1998. The higher effective tax rate in 2000 was due to a greater proportion of income in the United States as compared to Switzerland where we did not provide for any income tax in 2000, 1999 and 1998 due to net operating loss carryforwards. We have New Jersey state and foreign tax loss carryforwards that total $4,100,000 and $600,000, respectively, which, if realized, would have an estimated future net income benefit of $245,000 and $168,000, respectively.

        We do not believe that inflation has had a material impact on the results of operations during the last three years.

        Our backlog increased by 10.3% at the end of 2000 compared to 1999 (at constant foreign exchange rates), primarily due to increased orders from customers in the United States. The bulk of the year-end 2000 backlog consisted of orders that should be ready for delivery in less than 120 days. Our backlog decreased by 13.4% at the end of 1999 compared to 1998 (at constant foreign exchange rates), primarily due to the shipment of a large order in the fourth quarter of 1999 that was included in the 1998 year-end backlog.

LIQUIDITY AND CAPITAL RESOURCES

        On March 20, 2000, our U.S. manufacturing subsidiary borrowed $7,000,000 under a term loan facility with a U.S. bank, and we used these funds, together with $1,194,000 of available cash and a borrowing of $950,000 on a $5,000,000 revolving credit facility with the same bank, to repurchase 508,000 shares of our Common Stock. The $7,000,000 term loan is payable in equal monthly installments of principal plus accrued interest over a four year period and is secured by liens on the same collateral which secures the revolving credit loan and also a separate mortgage loan from the same U.S. bank. One-half of the term loan bears interest at the fixed rate of 8.23% for the first two years and the other half is subject to a variable rate of interest equal to one month LIBOR plus 1.85 percent (8.40% at December 30, 2000). At December 30, 2000, there was $5,833,000 outstanding under the term loan.

        At December 30, 2000, our Swiss subsidiary had 9.0 million Swiss francs ($5.6 million) in short-term lines of credit with Swiss banks, with nothing borrowed under these lines of credit and with $5.6 million available for future borrowings. In addition to the short-term lines of credit, our Swiss subsidiary had mortgage borrowings of 10.3 million Swiss francs ($6.4 million) with maturities through 2002. These mortgages carry annual interest rates ranging from 3.375% to 4.5%.

        In June 1998, our U.S. manufacturing subsidiary refinanced its 20-year mortgage debt with a U.S. bank for $2,700,000 at an annual interest rate of 7.625%. Monthly principal and interest payments are $25,143. Every five years the lender has the right to review this borrowing and adjust its terms, including due dates and interest rates, with the first such right occurring in June 2003. At December 30, 2000, the remaining amount owed under this borrowing was $2,446,000.

        Also in June 1998, our U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with a U.S. bank that provides for a maximum borrowing of $5,000,000, subject to certain borrowing limitations based upon inventory and accounts receivable levels. During 2000, this credit facility was extended one year through July 2002. The annual interest rate as of December 30, 2000 was 9.5%. At December 30, 2000, there was $865,000 borrowed under this facility, and $4,135,000 was available for future borrowings.

        Our capitalization at the end of 2000, 1999 and 1998 is set forth below:

(Dollars in thousands)

                                                                     Fiscal Year
                                                     --------------------------------------
                                                      2000             1999            1998
                                                      ----             ----            ----
Short-term debt, including current
 portion of long-term debt                         $ 3,595          $ 4,627          $ 1,534
Long-term debt                                      12,390            7,252            9,638
                                                    ------            -----            -----
Total debt                                          15,985           11,879           11,172
Shareholders' equity                                21,311           25,210           22,274
                                                    ------           ------           ------

Total debt and shareholders' equity                $37,296          $37,089          $33,446
                                                   =======          =======          =======
  (total capitalization)

Percent total debt to total capitalization             43%              32%              33%

Percent long-term debt to equity                       58%              29%              43%

Percent total debt to equity                           75%              47%              50%

        Total debt increased in 2000 and 1999 by $4,106,000 and $707,000, respectively, compared to 1999 and 1998. Total debt without the effect of foreign currency translation increased in 2000 and 1999 by $3,788,000 and $1,961,000, respectively.

        At the end of 2000 and 1999, working capital was $13,770,000 and $14,057,000, respectively, and the ratio of current assets to current liabilities was 1.67 and 1.65, respectively.

        In 2000, 1999 and 1998, we utilized internally generated funds to meet our working capital needs, and in 1999 we also used short-term borrowings.

        Net cash provided by operating activities was $7,107,000 in 2000, $2,995,000 in 1999 and $7,615,000 in 1998. The increase in operating cash flow in 2000 was primarily the result of a reduction in accounts receivable and an increase in accounts payable offset by an increase in inventories. The decrease in operating cash flow in 1999 was primarily the result of an increase in accounts receivable and inventory and a reduction in accounts payable and accrued expenses. Net income and depreciation and amortization were the principal components of cash provided by operating activities.

        The average number of days to convert accounts receivable to cash was 85 days in 2000 compared to 82 days in 1999 and 70 days in 1998. The average number of days to convert inventory into accounts receivable was 88 days in 2000 compared to 78 days in 1999 and 1998.

        Net cash used in investing activities was $4,267,000, $2,804,000 and $2,835,000 in 2000, 1999 and 1998, respectively. Capital expenditures were $3,699,000, $2,605,000 and $2,713,000 in 2000, 1999 and 1998, respectively.
Funds used in 2000 to acquire an English company (Colormax Limited) were $491,000.

        Cash used in financing activities in 2000, 1999 and 1998 was primarily used for the purchase of 520,200 shares of our Common Stock in 2000, 166,400 shares in 1999 and 250,000 shares in 1998, as well as for debt reduction in 1998. In 2000 and 1999, cash was obtained from operations as well as from long-term borrowings in 2000 and short-term borrowings in 1999. In 1998, cash was primarily obtained from operations. Cash and short- term investments decreased to $553,000 at the end of 2000 from $3,093,000 a year earlier.

        Changes in foreign exchange rates, particularly with respect to the Swiss franc and German mark, caused a translation decrease in shareholders' equity of $601,000 in 2000 and $1,754,000 in 1999 following an increase of $574,000 in 1998.

EUROPEAN MONETARY UNION - EURO

        On January 1, 1999, the member countries of the European Union, which does not include Switzerland, established fixed conversion rates between their existing sovereign currencies, and adopted the euro as their new common legal currency. As of that date, the euro began trading on currency exchanges, but the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

        During the transition period, non-cash payments can be made in euros, and parties can elect to pay for goods and services and transact business using either the euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

        We have not encountered significant difficulties with the adoption of the euro. Since our sales in Europe have been from two manufacturing plants (now one) located in Switzerland, and since some sales are made in Swiss francs and others in local currencies, the relationship of the euro to the Swiss franc is important to us, just as the relationship of the Swiss franc and German mark has been important in the past.

        The euro conversion may affect cross border competition by creating cross border price transparency. We regularly assess our pricing and marketing strategies in order to ensure that they remain competitive in the European market. We have an information technology system in Europe which allows for transactions to take place in both the legacy currencies and the euro and also for the eventual elimination of the legacy currencies. Based on current information and our current assessment, we do not believe that the euro conversion has had or will have a material adverse affect on our business, results of operations, cash flows or financial condition.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

        The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward- looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include statements regarding our ability to find alternative suppliers for certain components, the effect of the expiration of our patents on our business, the expected time for shipments of our products to customers and the resulting effect on our backlog, the sufficiency of our facilities, the effect of changes in foreign exchange rates on our business and the effect of the euro conversion on cross border competition and on our business. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

        A wide range of factors could materially affect our future performance and financial and competitive position, including the following: (i) increasing price and product/service competition by domestic and foreign competitors, including new entrants; (ii) the mix of products/services sold by us; (iii) rapid technological changes and developments and our ability to continue to introduce competitive new products on a timely and cost-effective basis; (iv) changes in U.S. and global financial and currency markets, including significant interest rate and foreign currency exchange rate fluctuations; (v) protection and validity of patent and other intellectual property rights held by us and our competitors; (vi) the cyclical nature of our business as a capital goods supplier; (vii) possible future litigation and governmental proceedings; (viii) the availability of financing and financial resources in the amounts, at the times and on the terms required to support our future business, including capacity expansions and possible acquisitions; (ix) the loss of key customers, employees or suppliers; (x) the failure to carry out marketing and sales plans;
(xi) the failure to integrate acquired businesses without substantial costs, delays or other operational or financial problems; (xii) economic, business and regulatory conditions and changes which may affect the level of new investments and purchases made by customers, including general economic and business conditions that are less favorable than expected; and (xiii) domestic and international political and economic conditions.

        This list of factors that may affect our future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by Item 10 of Form 10-K will be set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

        The required information as to executive officers is set forth in Part I hereof and incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information called for by Items 11 and 12 of Form 10-K will be set forth under the captions "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management," respectively, in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

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

                3.      Exhibits. (see (c) below).

        (b)     Reports on Form 8-K.

                We did not file a report on Form 8-K during the quarter ended December 30, 2000.

        (c)     Exhibits.

                The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

3.1             Restated Certificate of Incorporation, as amended (Filed as
                Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 ("1998 Form 10-K") and incorporated herein by reference)

3.2 By-Laws, as amended (Filed as Exhibit 3.2 to our annual report on Form 10-K for the year ended January 1, 1994 and incorporated herein by reference)

4.1             Form of Certificate for Shares of Common Stock (Filed as Exhibit
                4.1 to the 1998 Form 10-K and incorporated herein by reference)

4.2 Rights Agreement dated as of October 3, 1991 with First Interstate Bank of Arizona, N.A., as Rights Agent (Filed as
                Exhibit 1 to our report on Form 8-K dated October 3, 1991 and incorporated herein by reference)

4.3 Amendment, dated as of March 6, 2000, to Rights Agreement, dated as of October 3, 1991, with American Stock Transfer & Trust Company, as successor Rights Agent (Filed as Exhibit 4.3 to the to our annual report on Form 10-K for the year ended January 1, 2000 ("1999 Form 10-K") and incorporated herein by reference)

10.1            1986 Stock Option Plan, as amended and restated (Filed as
                Exhibit 10.2.1 to our annual report on Form 10-K for the year ended January 4, 1992 ("1991 Form 10-K") and incorporated herein by reference)**

10.2            1988 Stock Option Plan for Non-Employee Directors (Filed as
                Exhibit 10.2.4 to our annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference)**

10.3 K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.4 K-Tron International, Inc. Amended and Restated Employee Stock Purchase Plan (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarterly period ended September 28, 1996 and incorporated herein by reference)**

10.5 Amended and Restated K-Tron International, Inc. Profit-Sharing and Thrift Plan (Filed as Exhibit 10.5 to the 1999 Form 10-K and incorporated herein by reference)**

10.6 K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.7 Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as
                Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**

10.8 Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**

10.9 Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick (Filed as
                Exhibit 10.9 to the 1999 Form 10-K and incorporated herein by reference)**

10.10 Form of Employment Agreement with certain of our employees, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.11 Form of Indemnification Agreement with certain of our directors and officers listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit
                10.11 to the 1999 Form 10-K and incorporated herein by reference)**

10.12 Leasing Agreement dated October 30, 1990 between CS Immobilien Leasing AG, Zurich and Hasler Freres SA, with limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.1(b) to our report on Form 8-K dated October 30, 1990 and incorporated herein by reference)

10.13 Amendment, dated January 25, 1991, to Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA and to the related limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.3.3 to our annual report on Form 10-K for the year ended December 29, 1990 and incorporated herein by reference)

10.14 Note dated February 4, 2000 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit (b)(1) to Amendment No.1 to our Tender Offer Statement on Schedule TO dated February 16, 2000 and incorporated herein by reference)

10.15 Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.15 to the 1999 Form 10-K and incorporated herein by reference)

10.16 Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as
                Exhibit 10.16 to the 1999 Form 10-K and incorporated herein by reference)

10.17 Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.17 to the 1999 Form 10-K and incorporated herein by reference)

10.18 Loan Modification Agreement dated as of July 22, 1999 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as
                Exhibit 10.18 to the 1999 Form 10-K and incorporated herein by reference)

10.19 Loan Modification Agreement dated June 21, 2000 between K-Tron America, Inc. and The Bank of Gloucester County*

21.1            Subsidiaries*

23.1            Consent of Arthur Andersen LLP*

24.1            Power of Attorney (Included on Signature Page)*


--------------
*       Filed herewith
** Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit

        COPIES OF THE EXHIBITS ARE AVAILABLE TO SHAREHOLDERS (UPON PAYMENT OF A $.20 PER PAGE FEE TO COVER OUR EXPENSES IN FURNISHING THE EXHIBITS) FROM RONALD R. REMICK, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, K-TRON INTERNATIONAL, INC., ROUTES 55 AND 553, P.O. BOX 888, PITMAN, NEW JERSEY 08071-0888.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                K-TRON INTERNATIONAL, INC.


Date:  March 26, 2001                           By   /s/ Edward B. Cloues, II
                                                  ------------------------------
                                                      Edward B. Cloues, II
                                                      Chief Executive Officer

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

Signature                                      Date                                 Capacity
---------                                      ----                                 --------
 /s/ Edward B. Cloues, II                      March 26, 2001                       Chief Executive Officer
----------------------------                                                        (principal executive
     Edward B. Cloues, II                                                           officer) and Chairman of
                                                                                    the Board of Directors


 /s/ Ronald R. Remick                          March 26, 2001                       Senior Vice President,
----------------------------                                                        Chief Financial Officer
     Ronald R. Remick                                                               and Treasurer (principal
                                                                                    financial officer)


 /s/ Alan R. Sukoneck                          March 26, 2001                       Vice President, Chief
----------------------------                                                        Accounting and Tax
     Alan R. Sukoneck                                                               Officer (principal
                                                                                    accounting officer)

Signature                                      Date                                 Capacity
---------                                      ----                                 --------
 /s/ Leo C. Beebe                              March 26, 2001                       Director
------------------------------
     Leo C. Beebe

  /s/ Norman Cohen                             March 26, 2001                       Director
----------------------------------
      Norman Cohen

  /s/ Robert A. Engel                          March 26, 2001                       Director
------------------------------------
      Robert A. Engel

  /s/ Richard J. Pinola                        March 26, 2001                       Director
-------------------------------------
      Richard J. Pinola

  /s/ Hans-Jurg Schurmann                      March 26, 2001                       Director
--------------------------------
      Hans-Jurg Schurmann

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 30, 2000
TOGETHER WITH AUDITORS' REPORT

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                           F-2

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES:

   Consolidated Balance Sheets - December 30, 2000 and January 1, 2000                             F-3

   Consolidated Statements of Income for the Fiscal Years Ended December 30,
     2000, January 1, 2000 and January 2, 1999                                                     F-5

   Consolidated Statements of Changes in Shareholders' Equity for the Fiscal
     Years Ended December 30, 2000, January 1, 2000 and January 2, 1999                            F-6

   Consolidated Statements of Cash Flows for the Fiscal Years Ended
     December 30, 2000, January 1, 2000 and January 2, 1999                                        F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                         F-9

SCHEDULE:
   Schedule II--Valuation and Qualifying Accounts                                                  S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To K-Tron International, Inc.:

We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. (a New Jersey corporation) and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-Tron International, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements as of December 30, 2000 and for each of the three fiscal years in the period ended December 30, 2000, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
    February 9, 2001

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                             (dollars in thousands)

                                                                                 December 30,         January 1,
                                                                                     2000                2000
                                                                              ----------------    ----------------
CURRENT ASSETS:
   Cash and cash equivalents                                                  $            553    $          3,093
   Accounts receivable (less allowance for doubtful
     accounts of $778 and $924)                                                         19,139              20,500
   Inventories                                                                          12,446              10,193
   Deferred income taxes                                                                   326                 473
   Prepaid expenses and other current assets                                             1,723               1,516
                                                                              ----------------    ----------------

              Total current assets                                                      34,187              35,775

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation of $27,736 and $27,307                                      15,470              14,611

PATENTS, net of accumulated amortization of $589
   and $554                                                                                879                 879

GOODWILL, net of accumulated amortization
   of $4,523 and $4,062                                                                  3,825               3,486

OTHER ASSETS                                                                                60                  19
                                                                              ----------------    ----------------

              Total assets                                                    $         54,421    $         54,770
                                                                              ================    ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                    (dollars in thousands, except share data)

                                                                                  December 30,        January 1,
                                                                                     2000                2000
                                                                                 ---------------    ---------------
CURRENT LIABILITIES:
   Notes payable to banks                                                        $          --      $         2,543
   Current portion of long-term debt                                                       3,595              2,084
   Accounts payable                                                                        8,889              5,691
   Accrued expenses and other current liabilities                                          3,485              5,913
   Accrued commissions                                                                     1,572              1,971
   Customer advances                                                                       1,314              1,134
   Accrued warranty                                                                          762              1,294
   Income taxes payable                                                                      800              1,088
                                                                                 ---------------    ---------------

              Total current liabilities                                                   20,417             21,718
                                                                                 ---------------    ---------------

LONG-TERM DEBT, net of current portion                                                    12,390              7,252
                                                                                 ---------------    ---------------

DEFERRED INCOME TAXES                                                                        303                303
                                                                                 ---------------    ---------------

OTHER NONCURRENT LIABILITIES                                                                --                  287
                                                                                 ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (Note 11)
SERIES A JUNIOR PARTICIPATING PREFERRED SHARES, $.01 par value, 50,000 shares
   authorized; none issued                                                                  --                 --

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 950,000 shares
     authorized; none issued                                                                --                 --
   Common stock, $.01 par value; 50,000,000 shares authorized; 4,403,871 and
     4,374,505 shares issued                                                                  44                 44
   Paid-in capital                                                                        16,437             16,103
   Retained earnings                                                                      34,436             28,598
   Cumulative translation adjustment                                                      (2,547)            (1,946)
                                                                                 ---------------    ---------------

                                                                                          48,370             42,799
   Treasury stock, 1,967,550 and 1,447,350 shares, at cost                               (27,059)           (17,589)
                                                                                 ---------------    ---------------

              Total shareholders' equity                                                  21,311             25,210
                                                                                 ---------------    ---------------

              Total liabilities and shareholders' equity                         $        54,421    $        54,770
                                                                                 ===============    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (dollars in thousands, except share data)

                                                                          For the Fiscal Years Ended
                                                           ------------------------------------------------------
                                                             December 30,        January 1,         January 2,
                                                                 2000               2000               1999
                                                           ---------------    ---------------     ---------------
REVENUES                                                    $       84,912     $       87,887      $       89,142

COST OF REVENUES                                                    47,010             48,931              48,946
                                                           ---------------    ---------------     ---------------

              Gross profit                                          37,902             38,956              40,196
                                                           ---------------    ---------------     ---------------

OPERATING EXPENSES:
   Selling, general and administrative                              25,631             26,464              27,784
   Research and development                                          3,182              3,353               2,980
                                                           ---------------    ---------------     ---------------

                                                                    28,813             29,817              30,764
                                                           ---------------    ---------------     ---------------

              Operating income                                       9,089              9,139               9,432

INTEREST EXPENSE                                                     1,081                495                 714
                                                           ---------------    ---------------     ---------------

              Income before income taxes                             8,008              8,644               8,718

INCOME TAX PROVISION                                                 2,170              1,885               2,125
                                                           ---------------    ---------------     ---------------

              Net income                                    $        5,838     $        6,759      $        6,593
                                                            ==============     ==============      ==============

BASIC EARNINGS PER SHARE                                    $         2.30     $         2.28      $         2.10
                                                            ==============     ==============      ==============

DILUTED EARNINGS PER SHARE                                  $         2.25     $         2.23      $         2.03
                                                            ==============     ==============      ==============

AVERAGE COMMON SHARES OUTSTANDING                                2,541,000          2,962,000           3,133,000

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING          2,595,000          3,026,000           3,243,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (dollars in thousands)

                                       Common Stock                            Cumulative         Treasury Stock
                                  --------------------    Paid-in  Retained    Translation     ---------------------
                                    Shares     Amount     Capital  Earnings    Adjustment         Shares     Amount         Total
                                  ----------  --------  ---------  --------    -----------     -----------  --------      --------
BALANCE,
   JANUARY 3, 1998                 4,271,300  $     43  $  14,833  $ 15,246    $      (766)      1,052,950  $(10,464)     $ 18,892
     Comprehensive income-
       Net income                         --        --         --     6,593             --              --        --         6,593
       Translation
          adjustments                     --        --         --        --            574              --        --           574
                                                                                                                          --------
       Total comprehensive
         income                                                                                                              7,167
                                                                                                                          --------
     Issuance of stock                57,255        --        672        --             --          (7,500)       74           746
     Purchase of treasury shares          --        --         --        --             --         250,000    (4,531)       (4,531)
                                  ----------  --------  ---------  --------    ------------    -----------  --------      --------

BALANCE,
   JANUARY 2, 1999                 4,328,555        43     15,505    21,839           (192)      1,295,450   (14,921)       22,274
     Comprehensive income-
       Net income                         --        --         --     6,759             --              --        --         6,759
       Translation adjustments            --        --         --        --         (1,754)             --        --        (1,754)
                                                                                                                          --------
       Total comprehensive
         income                                                                                                              5,005
                                                                                                                          --------
     Issuance of stock                45,950         1        598        --             --         (14,500)      168           767
     Purchase of treasury shares          --        --         --        --             --         166,400    (2,836)       (2,836)
                                  ----------  --------  ---------  --------   ------------     -----------  --------      --------

BALANCE,
   JANUARY 1, 2000                 4,374,505        44     16,103    28,598         (1,946)      1,447,350   (17,589)       25,210
     Comprehensive income-
       Net income                         --        --         --     5,838             --              --        --         5,838
       Translation adjustments            --        --         --        --           (601)             --        --          (601)
                                                                                                                          ---------
       Total comprehensive
         income                                                                                                              5,237
                                                                                                                          --------
     Issuance of stock                29,366        --        334        --             --              --        --           334
     Purchase of treasury shares          --        --         --        --             --         520,200    (9,470)       (9,470)
                                  ----------  --------  ---------  --------   ------------     -----------  --------      --------

BALANCE,
   DECEMBER 30, 2000               4,403,871  $     44  $  16,437  $ 34,436    $    (2,547)      1,967,550  $(27,059)     $ 21,311
                                  ==========  ========  =========  ========    ============    ===========  ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)



                                                                            For the Fiscal Years Ended
                                                             --------------------------------------------------------
                                                                December 30,        January 1,         January 2,
                                                                    2000                2000               1999
                                                             -----------------   -----------------  -----------------
OPERATING ACTIVITIES:
   Net income                                                $         5,838     $         6,759    $         6,593
   Adjustments to reconcile net income to
     net cash provided by operating activities-
       Depreciation and amortization                                   3,138               3,362              3,158
       Amortization of deferred gain on
         sale/leaseback transaction                                     (271)               (367)              (374)
       Deferred income taxes                                             147                 226                 81
       Changes in assets and liabilities--
         Accounts receivable, net                                        878              (3,298)            (3,113)
         Inventories                                                  (2,427)               (299)              (442)
         Prepaid expenses and other
           current assets                                               (246)               (495)               (53)
         Other assets                                                    (43)                170                229
         Accounts payable                                              3,360                (786)             1,314
         Accrued expenses and other
           current liabilities                                        (2,459)             (2,571)               285
         Accrued warranty                                               (521)                394                 99
         Income taxes payable                                           (287)               (100)              (162)
                                                             ----------------    ---------------    ---------------

                Net cash provided by
                  operating activities                                 7,107               2,995              7,615
                                                             ----------------    ---------------    ---------------

INVESTING ACTIVITIES:
   Business acquired                                                    (491)                 --                 --
   Capital expenditures                                               (3,699)             (2,605)            (2,713)
   Investment in patents                                                 (77)               (199)              (122)
                                                             ----------------    ---------------    ---------------

                Net cash used in investing activities                 (4,267)             (2,804)            (2,835)
                                                             ----------------    ---------------    ---------------

                                   (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                            For the Fiscal Years Ended
                                                             ---------------------------------------------------------
                                                                December 30,        January 1,          January 2,
                                                                    2000                2000               1999
                                                             -----------------   -----------------  ------------------
FINANCING ACTIVITIES:
   Net (payments) borrowings under notes payable to banks    $        (2,528)    $         2,511    $        (1,142)
   Proceeds from issuance of long-term debt                            7,950               --                 1,005
   Principal payments on long-term debt                               (1,634)               (550)            (2,894)
   Purchase of treasury stock                                         (9,470)             (2,836)            (4,531)
   Proceeds from issuance of common stock                                334                 767                746
                                                             ---------------     ---------------    ---------------

              Net cash used in
                financing activities                                  (5,348)               (108)            (6,816)
                                                             ----------------    ---------------    ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                           (32)               (210)               102
                                                             ----------------    ---------------    ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (2,540)               (127)            (1,934)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                   3,093               3,220              5,154
                                                             ---------------     ---------------    ---------------

   End of year                                               $           553     $         3,093    $         3,220
                                                             ===============     ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for-
       Interest                                              $           945     $           496    $           772
                                                             ===============     ===============    ===============

       Income taxes                                          $         2,225     $         1,663    $         2,275
                                                             ===============     ===============    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      NATURE OF OPERATIONS:

K-Tron International, Inc. and its subsidiaries (the "Company") design, produce, market, and service gravimetric and volumetric feeders, pneumatic conveying systems and related equipment for processing bulk solids in a wide variety of manufacturing processes. The Company has manufacturing facilities in the United States, Switzerland, England and Canada, and its equipment is sold throughout the world.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company's fiscal year is reported on a fifty-two/fifty-three week period. Fiscal years ended December 30, 2000 (referred to herein as "2000"), January 1, 2000 (referred to herein as "1999"), and January 2, 1999 (referred to herein as "1998") each include fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents represent all highly liquid, interest-bearing investments purchased with original maturities of three months or less.

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

Goodwill

Excess of cost over net assets acquired is amortized on a straight-line basis over 15 to 30 years. Subsequent to an acquisition, the Company evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of this asset may warrant revision or that the remaining balance may not be recoverable.

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

Revenue Recognition

Revenue is recognized as risk of ownership and title to the product transfers to the customer, which usually occurs at the time goods are shipped.

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at current rates of exchange at year-end. Revenues and expenses are translated at average rates prevailing during the year. The Company incurred a foreign currency transaction loss of approximately $80,000 for 2000 and gains of $98,000 and $4,000 for 1999 and 1998, respectively. Translation gains and losses are recorded as a separate component of shareholders' equity.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

New Accounting Pronouncements

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" - an amendment of FASB Statement No.
133. This Statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. SFAS No. 133 was issued in June 1998 and establishes accounting and reporting standards requiring that every derivative (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless special accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge treatment. The transition adjustment resulting from adopting this Statement will be reported in net income and other comprehensive income. The Company will adopt SFAS No. 133 and SFAS No. 138 in the first quarter of fiscal year 2001. The adoption of these Statements will not have a material effect on the Company's financial statements or risk management processes.

3.       INVENTORIES:

Inventories consist of the following:

                                                              December 30,         January 1,
                                                                  2000                2000
                                                             ---------------     ---------------
                                                                        (in thousands)
           Components                                        $         9,773     $         8,299
           Work-in-process                                             2,530               1,755
           Finished goods                                                143                 139
                                                             ---------------     ---------------

                                                             $        12,446     $        10,193
                                                             ===============     ===============

4.      PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                               December 30,         January 1,
                                                                   2000                2000
                                                             ---------------     ---------------
                                                                         (in thousands)
           Land                                              $         1,051     $         1,064
           Buildings and improvements                                 16,602              15,797
           Automotive equipment                                          653                 686
           Machinery and equipment                                    12,201              12,441
           Furniture and fixtures                                     12,699              11,930
                                                             ---------------     ---------------

                                                                      43,206              41,918
           Less- Accumulated depreciation
               and amortization                                      (27,736)            (27,307)
                                                             ----------------    ---------------

                                                             $        15,470     $        14,611
                                                             ===============     ===============

Depreciation of property, plant and equipment for 2000, 1999, and 1998 was $2,576,000, $2,760,000 and $2,345,000, respectively.

5.      NOTES PAYABLE TO BANKS AND LONG-TERM DEBT:

The tender offer discussed in Note 7 was financed by using $1,194,000 of available cash, a $7 million term loan facility obtained from a U.S. bank on February 4, 2000 and $950,000 from an existing $5 million line of credit with that same bank. The $7 million term loan facility is payable in equal monthly installments of principal plus accrued interest over a period of four years which commenced May 1, 2000 and is secured by liens on the same collateral securing other loans from the same U.S. bank. One-half of the term loan facility bears interest at the fixed rate of 8.23% for the first two years and the other half is subject to a variable rate of interest equal to one month LIBOR plus 1.85% (8.40% at December 30, 2000). As of December 30, 2000, the Company had a total of $5.8 million outstanding under the term loan facility. The terms of the term loan facility require that the Company maintain certain specified ratios of consolidated debt to net worth, minimum annual debt coverage and minimum levels of net worth. At December 30, 2000, the Company was in compliance with all of these covenants.

At December 30, 2000, the Company's Swiss subsidiary had 9.0 million Swiss francs ($5.6 million) in short-term lines of credit with Swiss banks, with nothing borrowed under these lines of credit and with $5.6 million available for future borrowings. In addition to the short-term lines of credit, the Company's Swiss subsidiary had mortgage borrowings from Swiss banks of 10.3 million Swiss francs ($6.4 million) with maturities through 2002 and with annual interest rates ranging from 3.375% to 4.5%.

In June 1998, the Company's U.S. manufacturing subsidiary refinanced its 20-year mortgage with a U.S. lender for $2.7 million at an annual interest rate of 7.625%. Monthly principal and interest payments are $25,143. The lender has the right to review and adjust the terms of the mortgage every five years.

Also in June 1998, the U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with a U.S. lender that provides for a maximum borrowing of $5.0 million. During 2000, this credit facility was extended one year through July 2002. As of December 30, 2000, there were outstanding borrowings of $0.9 million under this credit facility, and $4.1 million was available for future borrowings. The annual interest rate as of December 30, 2000 was 9.5%.

Under the terms of the various U.S. credit facilities, fixed assets with a book value of $2,841,000 and accounts receivable and inventory with a book value of $14,104,000 are pledged as collateral. In addition, fixed assets with a book value of $5,813,000 are pledged as collateral under the Swiss mortgages.

Long-term debt consists of the following:

                                                                         December 30,        January 1,
                                                                              2000              2000
                                                                       ---------------     ---------------
                                                                                  (in thousands)
    U.S. mortgage, interest at 7.625% per annum                        $         2,446     $         2,562
    U.S. line of credit                                                            865              --
    U.S. term facility, interest at 8.23% to 8.40%                               5,833              --
    Non-U.S. mortgages, interest at market rates (3.375% to 4.5% at
        December 30, 2000 and 3.25% to 4.0% at January 1, 2000)                  6,369               6,444
    Other                                                                          472                 330
                                                                       ---------------     ---------------

                                                                                15,985               9,336
    Less-  Current portion                                                      (3,595)             (2,084)
                                                                       ----------------    ---------------

                                                                       $        12,390     $         7,252
                                                                       ===============     ===============

Future annual payments required on long-term debt are as follows (in thousands):

               Fiscal Year                                   Amount
               -----------                                   ------
               2001                                      $    3,595
               2002                                           7,494
               2003                                           4,184
               2004                                             712
               2005                                              --
               Thereafter                                        --
                                                         ----------
                                                         $   15,985
                                                         ==========

6.      EMPLOYEE BENEFIT PLANS:

The Company has a profit-sharing and thrift plan (the "Plan") for all U.S. employees who have worked for the Company for at least six months and who are employed at the end of the year. All Company contributions to the Plan are at the discretion of the Board of Directors. The Company's profit-sharing contribution vests over a five-year period. In addition, employees may voluntarily participate in the thrift plan and authorize payroll deductions ranging from 1% to 15% of their compensation. Related matching Company contributions are vested immediately. The Board of Directors authorized matching contributions of 100% of the first 6% of participants' compensation for 2000 and 1999, and 110% of the first 6% of participants' compensation for 1998. The Board of Directors did not authorize any 2000, 1999, or 1998 contribution to the profit-sharing portion of the Plan.

Substantially all foreign employees participate in defined contribution group pension plans. Contributions are paid by the employee and employer at percentages that vary according to age and other factors.

The Company expense associated with the thrift plan for 2000, 1999 and 1998 was $419,000, $405,000 and $443,000, respectively. The foreign pension expense for 2000, 1999 and 1998 was $769,000, $1,008,000 and $1,231,000, respectively.

In June 1981, the Company adopted an employee stock purchase plan under which eligible employees of the Company may elect to participate through payroll deductions for up to 10% of their gross compensation. Such deductions are used to purchase common stock of the Company at a price equal to 85% of the market value, not to exceed $25,000 of stock in any year. Under this plan, the Company issued 16,250 shares of common stock at an average price of $12.38 in 2000, 15,706 shares of common stock at an average price of $13.25 in 1999 and 14,241 shares of common stock at an average price of $14.92 in 1998.

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

The Board of Directors has not determined the rights on the remaining 950,000 shares of the authorized preferred stock as of December 30, 2000.

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

A summary of the Company's stock option and restricted stock grant activity for the plans referred to above for the three fiscal years ended December 30, 2000 is as follows:


                                                                   Average
                                               Outstanding          Price        Available
                                                 Shares           Per Share       Shares
                                                 ------           ---------       ------
    BALANCE,
        JANUARY 3, 1998                             291,034                         400,000
           1996 plan amendment                                                      150,000
           Granted                                  105,000          $17.75        (105,000)
           Canceled                                  (5,850)           9.33           1,000
           Exercised                                (43,550)          10.07              --
           Restricted stock granted                  20,000              --         (20,000)
           Restricted stock exercised                (7,500)             --              --
           1988 plan expiration                          --              --         (50,000)
                                              -------------                    ------------
    BALANCE,
        JANUARY 2, 1999                             359,134                         376,000
           Granted                                   59,500           17.80         (59,500)
           Canceled                                 (15,534)          11.47           5,334
           Exercised                                (32,933)           9.15              --
           Restricted stock granted                   2,000              --          (2,000)
           Restricted stock exercised               (14,500)             --              --
                                              -------------                    ------------
    BALANCE,
        JANUARY 1, 2000                             357,667                         319,834
           Granted                                   12,500           15.80         (12,500)
           Canceled                                  (3,834)          15.38           3,334
           Exercised                                (13,116)           9.02              --
    BALANCE,
        DECEMBER 30, 2000                           353,217                         310,668
                                                    =======                         =======

As of December 30, 2000, twenty-one employees held options under the 1986 plan for an aggregate of 59,650 shares at exercise prices from $6.25 to $12.50 with a weighted average price of $8.16. These options expire in varying amounts through 2005. As of December 30, 2000, thirty-six employees and six nonemployee directors held options under the 1996 plan for an aggregate of 264,667 shares at exercise prices from $14.00 to $19.00 with a weighted average price of $16.30. These options expire in varying amounts through 2010. As of December 30, 2000, three nonemployee directors held options under the 1988 plan for an aggregate of 28,900 shares at exercise prices from $9.25 to $11.00 with a weighted average price of $10.18. These options expire in varying amounts through 2004.

In July 1998, the Company repurchased 250,000 shares of its common stock, representing approximately 7.7% of its then outstanding common stock. The purchase price was $4,531,250, or $18.125 a share.

During 1999, the Company repurchased an additional 166,400 shares of its common stock in three separate transactions, representing approximately 5.5% of its outstanding common stock as of the beginning of the fiscal year. The total purchase price was $2,836,000 or an average of $17.04 a share.

On March 23, 2000 the Company completed a tender offer begun on February 16, 2000 and repurchased 508,000 shares of its common stock at $18.00 per share for a total cost of $9.249 million (including $105,000 of costs associated with the tender offer). The share purchase represented approximately 17.3% of the common stock then outstanding. In the fourth quarter of 2000, the Company also repurchased 12,200 shares of its common stock for a total purchase price of $221,000 or an average of $18.11 a share.

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

                                                                  2000            1999           1998
                                                              -----------     -----------    -----------
                                                                    (in thousands, except per share)
       Net income - as reported                               $     5,838     $     6,759    $     6,593
       Net income - pro forma                                       5,454           6,340          6,090
       Basic earnings per share - as reported                        2.30            2.28           2.10
       Basic earnings per share - pro forma                          2.15            2.14           1.94
       Diluted earnings per share - as reported                      2.25            2.23           2.03
       Diluted earnings per share -pro forma                         2.10            2.10           1.88

This pro forma impact may not be representative of the effects for future years, and could increase if additional options are granted and amortized over the vesting period.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 29.76%, 41.45%, and 44.13%; risk-free interest rate of 5.59%, 5.17%, and 5.85%; and expected life of 6.00 years, 6.00 years and 6.38 years in 2000, 1999, 1998, respectively.

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

9.      INCOME TAXES:

Following are the domestic and foreign components of income before income taxes:

                                                                         Fiscal Year Ended
                                                    -------------------------------------------------------
                                                       December 30,        January 1,          January 2,
                                                          2000                2000                1999
                                                    -----------------   -----------------  ----------------
                                                                         (in thousands)
        United States                                 $      6,051        $      5,196       $     6,595
        Foreign                                              1,957               3,448             2,123
                                                      ------------        ------------       -----------

           Income before income taxes                 $      8,008        $      8,644       $     8,718
                                                      ============        ============       ===========


The income tax provision (benefit) consists of the following:

                                                                      Fiscal Year Ended
                                                 ---------------------------------------------------------
                                                   December 30,          January 1,          January 2,
                                                        2000                2000                 1999
                                                 -----------------   -----------------    ----------------
                                                                       (in thousands)
    Current:
      Federal and state                             $    2,001          $    1,524          $     1,938
      Foreign                                               22                 103                  106
                                                    ----------          ----------          -----------

             Total current                               2,023               1,627                2,044
                                                    ----------          ----------          -----------

    Deferred:
      Federal and state                                    169                 270                   56
      Foreign                                              (22)                (12)                  25
                                                    ----------          ----------          -----------

             Total deferred                                147                 258                   81
                                                    ----------          ----------          -----------

    Total income tax provision                      $    2,170          $    1,885          $     2,125
                                                    ==========          ==========          ===========


Significant components of the deferred tax accounts at December 30, 2000 and January 1, 2000 are as follows:

                                                         December 30,          January 1,
                                                              2000                2000
                                                       ----------------     ---------------
                                                                   (in thousands)
    Deferred tax assets:
      Depreciation                                         $     26             $     22
      Accrued liabilities                                       197                  310
      Net operating loss carryforwards                          416                1,112
      Inventory basis differences                               118                  138
      Other                                                     439                  478
                                                       ------------         ------------

                                                              1,196                2,060
      Valuation allowance                                      (540)              (1,248)
                                                       ------------         ------------

           Total assets                                         656                  812
                                                       ------------         ------------
    Deferred tax liabilities:
      Depreciation                                             (522)                (566)
      Other                                                    (111)                 (76)
                                                       ------------         ------------

           Total liabilities                                   (633)                (642)
                                                       ------------         ------------

    Net deferred asset                                     $     23             $    170
                                                           ========             ========


Foreign and U.S. state operating loss carryforwards as of December 30, 2000 were $600,000 and $4.1 million, respectively. Of the $600,000 of foreign losses, $200,000 are available to offset future income through 2002. The balance of $400,000 has an unlimited carryforward period. U.S. state operating losses are available through 2006.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for all foreign and state net operating loss carryforwards and certain other deferred tax assets for which realization is dependent on future taxable earnings.

At December 30, 2000, retained earnings include $13.9 million of undistributed net income of foreign subsidiaries. Management considers such income to have been permanently invested and, therefore, no federal income taxes have been provided for these items.

A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:

                                                                          Fiscal Year Ended
                                                       --------------------------------------------------------
                                                          December 30,         January 1,          January 2,
                                                              2000                2000                1999
                                                       ------------------  -----------------   ----------------
                                                                            (in thousands)
     Income tax provision on income before income
         tax at statutory federal income tax rates         $     2,723         $     2,939       $     2,964
     Foreign tax rate differential                                (170)               (199)              (58)
     State tax, net of federal benefit                              97                 134               263
     U.S. and foreign permanent tax differences                     34                  21              (440)
     Change in valuation allowance                                (473)               (870)             (532)
     Other                                                         (41)               (140)              (72)
                                                           -----------         -----------       -----------

     Income tax provision                                  $     2,170         $     1,885       $     2,125
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

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                                        Net Income
                                                         Available
                                                         To Common                                   Earnings
                                                       Shareholders               Shares             Per Share
                                                  -------------------     -------------------      -------------
                                                             For the Fiscal Year Ended December 30, 2000
                                                  --------------------------------------------------------------
Basic                                             $         5,838,000               2,541,000      $        2.30

               Common Share Equivalent of
                   Options Issued                               --                     54,000               (.05)
                                                  -------------------     -------------------      -------------

Diluted                                           $         5,838,000               2,595,000      $        2.25
                                                  ===================     ===================      =============

                                                              For the Fiscal Year Ended January 1, 2000
                                                  --------------------------------------------------------------
Basic                                             $         6,759,000               2,962,000      $        2.28

               Common Share Equivalent of
                   Options Issued                               --                     64,000               (.05)
                                                  -------------------     -------------------      -------------

Diluted                                           $         6,759,000               3,026,000      $        2.23
                                                  ===================     ===================      =============

                                                               For the Fiscal Year Ended January 2, 1999
                                                  --------------------------------------------------------------
Basic                                             $         6,593,000              3,133,000       $        2.10

               Common Share Equivalent of
                   Options Issued                               --                   110,000                (.07)
                                                  -------------------      -----------------       -------------

Diluted                                           $         6,593,000              3,243,000       $        2.03
                                                  ===================      =================       =============

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

Immediately prior to the 1990 acquisition of Hasler, the Company's heavy feeder division, the acquired company entered into a sale/leaseback agreement on its real property in Switzerland. The net proceeds of this transaction were distributed to the seller as a dividend. The gain from this transaction has been classified as Other Noncurrent Liabilities in the Company's consolidated balance sheets. This deferred gain was being amortized over the life of the resulting operating lease (ten years) and was fully amortized as of October 2000. Amortization of the deferred gain for 2000, 1999 and 1998 was $271,000, $367,000, and $374,000, respectively.

As of December 30, 2000, future minimum payments under operating leases having noncancellable terms in excess of one year are summarized below:

                                    Operating
                                     Leases
                                  ------------
                                 (in thousands)
2001                                   $ 301
2002                                     164
2003                                     127
2004                                      52
2005                                      30
                                       -----
                                       $ 674
                                       =====

Rent expense for 2000, 1999 and 1998 was $601,000, $768,000 and $702,000,
respectively.

The Company has employment contracts with seven executives. Except in one case when two years advance notice is required, these contracts may be terminated by the Company on one year's advance notice. Under the agreements, each individual is guaranteed minimum compensation over the contract period. As of December 30, 2000, the estimated future obligation under these contracts is $1,376,000 (2001) and $437,000 (2002).

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

                                                               North            Western        Elimi-       Consoli-
                                                              America            Europe        nations        dated
                                                          --------------      -----------    -----------   ----------
                                                                                  (in thousands)
FISCAL YEAR ENDED
  DECEMBER 30, 2000
   Revenues-
     Sales to unaffiliated customers                      $       40,116      $    44,796    $     --      $   84,912
     Sales to affiliates                                           4,007            3,014         (7,021)          --
                                                          --------------      -----------    ------------  ----------
              Total sales                                 $       44,123      $    47,810    $    (7,021)  $   84,912
                                                          ==============      ===========    ============  ==========

   Operating income                                       $        6,774      $     2,186    $       129   $    9,089
                                                          ==============      ===========    ===========
   Interest expense                                                                                            (1,081)
                                                                                                           ----------

   Income before income taxes                                                                              $    8,008
                                                                                                           ==========

   Capital expenditures                                   $        1,016      $     2,683                  $    3,699

   Depreciation and amortization expense                           1,198            1,940                       3,138

             Total assets                                         18,900           35,521                      54,421

FISCAL YEAR ENDED
  JANUARY 1, 2000
   Revenues-
     Sales to unaffiliated customers                      $       36,226      $    51,661    $     --      $   87,887
     Sales to affiliates                                           3,509            2,907         (6,416)          --
                                                          --------------      -----------    -----------   ----------
              Total sales                                 $       39,735      $    54,568    $    (6,416)  $   87,887
                                                          ==============      ===========    ===========   ==========

   Operating income                                       $        5,405      $     3,752    $       (18)  $    9,139
                                                          ==============      ===========    ===========
   Interest expense                                                                                              (495)
                                                                                                           ----------

   Income before income taxes                                                                              $    8,644
                                                                                                           ==========

   Capital expenditures                                   $          826      $     1,779                  $    2,605

   Depreciation and amortization expense                           1,265            2,097                       3,362

             Total assets                                         21,700           33,070                      54,770

FISCAL YEAR ENDED
  JANUARY 2, 1999:
     Revenues-
       Sales to unaffiliated customers                    $       37,642      $    51,500    $     --      $   89,142
       Sales to affiliates                                         3,645            1,881         (5,526)          --
                                                          --------------      -----------    -----------   ----------

              Total sales                                 $       41,287      $    53,381    $    (5,526)  $   89,142
                                                          ==============      ===========    ===========   ==========
     Operating income                                     $        6,860      $     2,425    $       147   $    9,432
                                                          ==============      ===========    ===========
     Interest expense                                                                                            (714)
                                                                                                           ----------

     Income before income taxes                                                                            $    8,718
                                                                                                           ==========

     Capital expenditures                                 $        1,121      $     1,592                  $    2,713

     Depreciation and amortization expense                         1,376            1,782                       3,158

              Total assets                                        20,212           36,405                      56,617

13.     QUARTERLY FINANCIAL INFORMATION (Unaudited):

The following table summarizes unaudited quarterly financial data for fiscal 2000 and 1999:

                                                       2000 by Quarter
     ------------------------  --------------------------------------------------------------
                                   First           Second           Third           Fourth
     ------------------------  --------------  --------------   --------------  -------------
     Revenues                  $       20,288  $       22,084   $       19,994  $      22,546
     Gross Profit                       9,276          10,457            9,157          9,012
     Net Income                         1,373           1,832            1,561          1,072
     Basic Earnings
       Per Share                          .48             .76              .64            .44
     Diluted Earnings
       Per Share                          .47             .74              .63            .43

                                                       1999 by Quarter
     ------------------------  --------------------------------------------------------------
                                   First           Second           Third           Fourth
     ------------------------  --------------  --------------   --------------  -------------
     Revenues                  $       19,840  $       22,617   $       21,688  $      23,742
     Gross Profit                       9,121          10,027            9,925          9,883
     Net Income                         1,360           1,819            1,670          1,910
     Basic Earnings
       Per Share                          .46             .62              .56            .65
     Diluted Earnings
       Per Share                          .44             .60              .55            .63

                                                                     SCHEDULE II

                           K-TRON INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                        Balance at      Additions
                                         Beginning       Charged                              Balance at
                                         of Period      to Income       Deductions(1)        End of Period
                                       -------------   ------------     -------------      ----------------
FISCAL YEAR ENDED DECEMBER 30, 2000:
     Allowance for doubtful accounts   $     924,000   $     56,000      $    202,000      $        778,000

FISCAL YEAR ENDED JANUARY 1, 2000:
     Allowance for doubtful accounts       1,286,000         39,000           401,000               924,000

FISCAL YEAR ENDED JANUARY 2, 1999:
     Allowance for doubtful accounts       1,119,000        208,000            41,000             1,286,000

FISCAL YEAR ENDED DECEMBER 30, 2000:
     Provision for restructuring
       reserve                               450,000           --             346,000               104,000

FISCAL YEAR ENDED JANUARY 1, 2000:
     Provision for restructuring
       reserve                                  --          710,000           260,000               450,000

FISCAL YEAR ENDED JANUARY 2, 1999:
     Provision for restructuring
       reserve                                  --             --                 --                    --



(1) Accounts written off less recoveries, net of foreign exchange translation adjustment.

                                  EXHIBIT INDEX

Exhibit
Number          Description

3.1             Restated Certificate of Incorporation, as amended (Filed as
                Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 ("1998 Form 10-K") and incorporated herein by reference)

3.2 By-Laws, as amended (Filed as Exhibit 3.2 to our annual report on Form 10-K for the year ended January 1, 1994 and incorporated herein by reference)

4.1             Form of Certificate for Shares of Common Stock (Filed as Exhibit
                4.1 to the 1998 Form 10-K and incorporated herein by reference)

4.2 Rights Agreement dated as of October 3, 1991 with First Interstate Bank of Arizona, N.A., as Rights Agent (Filed as
                Exhibit 1 to our report on Form 8-K dated October 3, 1991 and incorporated herein by reference)

4.3 Amendment, dated as of March 6, 2000, to Rights Agreement, dated as of October 3, 1991, with American Stock Transfer & Trust Company, as successor Rights Agent (Filed as Exhibit 4.3 to the to our annual report on Form 10-K for the year ended January 1, 2000 ("1999 Form 10-K") and incorporated herein by reference)

10.1            1986 Stock Option Plan, as amended and restated (Filed as
                Exhibit 10.2.1 to our annual report on Form 10-K for the year ended January 4, 1992 ("1991 Form 10-K") and incorporated herein by reference)**

10.2            1988 Stock Option Plan for Non-Employee Directors (Filed as
                Exhibit 10.2.4 to our annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference)**

10.3 K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.4 K-Tron International, Inc. Amended and Restated Employee Stock Purchase Plan (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarterly period ended September 28, 1996 and incorporated herein by reference)**

10.5 Amended and Restated K-Tron International, Inc. Profit-Sharing and Thrift Plan (Filed as Exhibit 10.5 to the 1999 Form 10-K and incorporated herein by reference)**

10.6 K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.7 Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as
                Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**

10.8 Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick (Filed as
                Exhibit 10.8 to the 1999 Form 10-K and incorporated herein by reference)**

10.9 Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**

10.10 Form of Employment Agreement with certain of our employees, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.11 Form of Indemnification Agreement with certain of our directors and officers listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit
                10.11 to the 1999 Form 10-K and incorporated herein by reference)**

10.12 Leasing Agreement dated October 30, 1990 between CS Immobilien Leasing AG, Zurich and Hasler Freres SA, with limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.1(b) to our report on Form 8-K dated October 30, 1990 and incorporated herein by reference)

10.13 Amendment, dated January 25, 1991, to Leasing Agreement, dated October 30, 1990, between CS Immobilien Leasing AG, Zurich and Hasler Freres SA and to the related limited guaranty of K-Tron Soder AG (Filed as Exhibit 10.3.3 to our annual report on Form 10-K for the year ended December 29, 1990 and incorporated herein by reference)

10.14 Note dated February 4, 2000 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit (b)(1) on Amendment No.1 to our Tender Offer Statement on Schedule TO dated February 16, 2000 and incorporated herein by reference)

10.15 Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.15 to the 1999 Form 10-K and incorporated herein by reference)

10.16 Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as
                Exhibit 10.16 to the 1999 Form 10-K and incorporated herein by reference)

10.17 Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.17 to the 1999 Form 10-K and incorporated herein by reference)

10.18 Loan Modification Agreement dated as of July 22, 1999 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as
                Exhibit 10.18 to the 1999 Form 10-K and incorporated herein by reference)

10.19 Loan Modification Agreement dated June 21, 2000 between K-Tron America, Inc. and The Bank of Gloucester County*

21.1            Subsidiaries*

23.1            Consent of Arthur Andersen LLP*

24.1            Power of Attorney (Included on Signature Page)*

--------------------

*       Filed herewith
** Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit