Form 10-Q
period 2001-03-31
K TRON INTERNATIONAL INC
filed 2001-05-14
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended            March 31, 2001
                                                   ----------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


    For the transition period from                   to
                                  ------------------   ---------------------

                         Commission file number 0-9576
                                                ------

                           K-TRON INTERNATIONAL, INC.
   --------------------------------------------------------------------------
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
                                                     Yes   X     No
                                                         -----       ------


The Registrant had 2,443,570 shares of Common Stock outstanding as of March 31, 2001.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.

PART  I.          FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                            1
                  March 31, 2001 and December 30, 2000

                  Consolidated Statements of Income                      2
                  & Retained Earnings for the Three
                  Months Ended March 31, 2001 and
                  April 1, 2000

                  Consolidated Statements of Cash Flows                  3
                  for the Three Months Ended March 31, 2001
                  and April 1, 2000

                  Notes to Consolidated Financial Statements             4 - 6

         Item 2.  Management's Discussion and Analysis                   7 - 12
                  of Financial Condition and Results
                  of Operations

PART II.          OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K              13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                           March 31,      December 30,
                                                                             2001            2000
                                                                         (Unaudited)       (Audited)
                                                                         -----------       ---------
                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $    983          $    553
     Accounts receivable (less allowance for doubtful accounts of
        $747 and $778)                                                      17,662            19,139
     Inventories                                                            12,890            12,446
     Deferred income taxes                                                     326               326
     Prepaid expenses and other current assets                               2,152             1,723
                                                                          --------          --------
           Total current assets                                             34,013            34,187

PROPERTY, PLANT AND EQUIPMENT, net                                          14,628            15,470
PATENTS, net                                                                   883               879
GOODWILL, net                                                                3,550             3,825
OTHER ASSETS                                                                    55                60
                                                                          --------          --------
           Total assets                                                   $ 53,129          $ 54,421
                                                                          ========          ========

               LIABILITIES & SHAREHOLDERS" EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                    $  3,282          $  3,595
     Accounts payable                                                        7,238             8,889
     Accrued expenses & other current liabilities                            3,965             3,485
     Accrued commissions                                                     1,537             1,572
     Customer advances                                                       1,366             1,314
     Accrued warranty                                                          735               762
     Income taxes payable                                                    1,230               800
                                                                          --------          --------
           Total current liabilities                                        19,353            20,417

LONG-TERM DEBT, net of current portion                                      12,269            12,390
DEFERRED INCOME TAXES                                                          303               303
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
     SHARES, $.01 par value - authorized 50,000 shares;
       none issued                                                              --                --
SHAREHOLDERS" EQUITY:
     Preferred stock, $.01 par value - authorized 950,000 shares;
       none issued                                                              --                --
     Common stock, $.01 par value - authorized 50,000,000 shares;
       issued 4,411,120 shares and 4,403,871 shares                             44                44
     Paid-in capital                                                        16,508            16,437
     Retained earnings                                                      35,411            34,436
     Cumulative translation adjustments                                     (3,700)           (2,547)
                                                                          --------          --------
                                                                            48,263            48,370
                                                                          --------          --------
Treasury stock, 1,967,550 and 1,967,550 shares - at cost                   (27,059)          (27,059)
                                                                          --------          --------
           Total shareholders' equity                                       21,204            21,311
                                                                          --------          --------
           Total liabilities and shareholders' equity                     $ 53,129          $ 54,421
                                                                          ========          ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                                         Three Months Ended
                                                         ------------------
                                                  March, 31,             April 1,
                                                    2001                  2000
                                                    ----                  ----
REVENUES                                           $21,558              $20,288

COST OF REVENUES                                    12,658               11,012
                                                   -------              -------
        Gross Profit                                 8,900                9,276

OPERATING EXPENSES:
  Selling, general and administrative                6,496                6,324
  Research and development                             749                  827
                                                   -------              -------
                                                     7,245                7,151
                                                   -------              -------

        Operating Income                             1,655                2,125

INTEREST EXPENSE                                       311                  122
                                                   -------              -------
        Income before income taxes                   1,344                2,003

INCOME TAX PROVISION                                   369                  630
                                                   -------              -------
        Net income                                     975                1,373

RETAINED EARNINGS:
  Beginning of period                               34,436               28,598
                                                   -------              -------
  End of period                                    $35,411              $29,971
                                                   =======              =======

EARNINGS PER SHARE:
  Basic                                            $  0.40              $  0.48
                                                   =======              =======
  Diluted                                          $  0.39              $  0.47
                                                   =======              =======


                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                ------------------
                                                                                              March 31,        April 1,
                                                                                                2001            2000
                                                                                                ----            ----
OPERATING ACTIVITIES:
     Net income                                                                               $   975          $ 1,373
     Adjustment to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                             802              784
        Amortization of deferred gain on sale/leaseback transaction                                --              (85)
        Changes in assets and liabilities:
               Accounts receivable, net                                                           614            4,400
               Inventories                                                                       (978)            (907)
               Prepaid expenses and other current assets                                         (541)             194
               Other assets                                                                         1             (103)
               Accounts payable                                                                (1,208)            (753)
               Accrued expenses and other current liabilities                                     852           (1,724)
               Accrued warranty                                                                    21              (39)
               Income taxes payable                                                               433              446
                                                                                              -------          -------
                               Net cash provided by operating activities                          971            3,586
                                                                                              -------          -------
INVESTING ACTIVITIES:
        Capital expenditures                                                                     (578)            (856)
        Investment in patents                                                                     (24)             (23)
                                                                                              -------          -------
                               Net cash used in investing activities                             (602)            (879)
                                                                                              -------          -------
FINANCING ACTIVITIES:
        Net (repayments) borrowings under notes payable to banks                                   --           (2,493)
        Proceeds from issuance of long-term debt                                                  481            7,950
        Principal payments on long-term debt                                                     (438)            (629)
        Purchase of treasury stock                                                                 --           (9,244)
        Proceeds from issuance of common stock                                                     71               25
                                                                                              -------          -------
                               Net cash provided by (used in) financing activities                114           (4,391)
                                                                                              -------          -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                                (53)             (45)
                                                                                              -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              430           (1,729)
                                                                                              -------          -------
CASH AND CASH EQUIVALENTS
     Beginning of period                                                                          553            3,093
                                                                                              -------          -------
     End of period                                                                            $   983          $ 1,364
                                                                                              =======          =======

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

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

The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 30, 2000 which was previously filed with the Securities and Exchange Commission.

2. Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid in the first three months of 2001 and 2000 for interest was $0.3 million and $0.1 million, respectively, and for income taxes was $0.1 million and $0.2 million, respectively.

3. Inventories

Inventories consist of the following:

                         March 31,     December 30,
                           2001           2000
                           ----           ----
                             (in thousands)
Components               $10,075        $ 9,773
Work-in-process            2,547          2,530
Finished goods               268            143
                         -------        -------
                         $12,890        $12,446
                         =======        =======

4. Earnings per Share

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

The Company's Basic and Diluted Earnings Per Share are calculated as follows:


                                               For the Three Months Ended March 31, 2001
                                               -----------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)
                                           Net Income Available
                                               To Common                         Earnings
                                              Shareholders          Shares       Per Share
                                              ------------          ------       ---------
Basic                                             $975               2,442         $0.40

           Common Share Equivalent
             of Outstanding Options                 --                  60         (0.01)
                                                  ----               -----         -----
Diluted                                           $975               2,502         $0.39
                                                  ====               =====         =====



                                                 For the Three Months Ended April 1, 2000
                                                 ----------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                       Net Income Available
                                                  To Common                        Earnings
                                                Shareholders          Shares       Per Share
                                                ------------          ------       ---------
Basic                                              $1,373              2,877         $ 0.48

             Common Share Equivalent
               of Outstanding Options                  --                 52          (0.01)
                                                   ------              -----         ------
Diluted                                            $1,373              2,929         $ 0.47
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

5. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and the current year change in cumulative translation adjustments, which is the Company's only nonowner change in equity. For the three months in the periods ended March 31, 2001 and April 1, 2000, the following table sets forth the Company"s comprehensive income:

(Dollars in Thousands)                                  Three Months Ended
                                                        ------------------
                                                   March 31,          April 1,
                                                     2001              2000
                                                   ---------          -------
Net Income                                         $   975            $ 1,373
Cumulative Translation Adjustments                  (1,153)              (696)
                                                   -------            -------
Comprehensive Income (Loss)                        $  (178)           $   677
                                                   =======            =======

6. Management Segment Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," introduced a new model for segment reporting called the management approach. The management approach is based on the way that the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

The Company is engaged in one business segment, the development, manufacturing and marketing of gravimetric and volumetric feeders, pneumatic conveying systems and related equipment. The Company operates in two primary geographic locations, North America and Western Europe. For the three months in the periods ended March 31, 2001 and April 1, 2000, the following tables set forth the Company's segment information:

(Dollars in Thousands)                    North        Western       Elimi-       Consoli-
                                         America        Europe       nations       dated
                                         -------        ------       -------       -----
THREE MONTHS ENDED
 March 31, 2001:
  Revenues-
  Sales to unaffiliated customers        $ 9,069       $12,489      $    --       $21,558
  Sales to affiliates                      1,280           581       (1,861)           --
                                         -------       -------      -------       -------
        Total sales                      $10,349       $13,070      $(1,861)      $21,558
                                         =======       =======      =======       =======

Operating income                         $ 1,068       $   587      $    --       $ 1,655
                                         =======       =======      =======
Interest expense                                                                     (311)
                                                                                  -------
Income before income taxes                                                        $ 1,344
                                                                                  =======

(Dollars in Thousands)                    North        Western       Elimi-       Consoli-
                                         America       Europe        nations       dated
                                         -------       ------        -------       -----
THREE MONTHS ENDED
 April 1, 2000:
  Revenues-
  Sales to unaffiliated customers        $ 9,482       $10,806      $    --       $20,288
  Sales to affiliates                      1,114           821       (1,935)           --
                                         -------       -------      -------       -------
        Total sales                      $10,596       $11,627      $(1,935)      $20,288
                                         =======       =======      =======       =======

Operating income                         $ 1,668       $   407      $    50       $ 2,125
                                         =======       =======      =======
Interest expense                                                                     (122)
                                                                                  -------
Income before income taxes                                                        $ 2,003
                                                                                  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         For the first three months of 2001 and 2000, K-Tron reported net income of $0.975 million and $1.373 million, respectively.

         We are an international company, and we derived approximately 58% and 53% of our first quarter 2001 and 2000 revenues, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. Accordingly, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars and the impact of transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.

         The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:

                                             Three Months Ended
                                             ------------------
                                           March 31,       April 1,
                                             2001           2000
                                             ----           ----
Total revenues                              100.0%         100.0%
Cost of revenues                             58.7           54.3
                                            -----          -----
Gross profit                                 41.3           45.7

Selling, general & administrative            30.1           31.1
Research & development                        3.5            4.1
                                            -----          -----
Operating income                              7.7           10.5
Interest                                      1.5            0.6
                                            -----          -----
Income before income taxes                    6.2%           9.9%
                                            =====          =====

                                        March 31, 2001      December 30, 2000      April 1, 2000
                                        --------------      -----------------      -------------
Backlog at end of period (at
March 31, 2001 foreign exchange
rates, in thousands)                       $16,516               $18,428             $20,534
                                           =======               =======             =======

         More than half of our revenues are normally derived from activities in foreign jurisdictions. Consequently, our results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc and euro and, to a lesser degree, the British pound sterling and other currencies. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, since we typically receive a majority of our revenues in currencies other than the U.S. dollar, we generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. Accordingly, changes in foreign exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our total revenues, gross profit and operating income as expressed in U.S. dollars.

         In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the euro/Swiss franc (for sales from the Company's Swiss manufacturing facility) exchange rates. For the first three months of 2001 and 2000, the changes in these and the U.S. dollar/euro exchange rates were as follows:

                                                  Three Months Ended
                                                  ------------------
                                          March 31,              April 1,
                                            2001                   2000
                                            ----                   ----
Average U.S. dollar equivalent of
   one Swiss franc                          0.602                 0.613
% change vs. prior year                                -1.8%

Average U.S. dollar equivalent of
   one euro                                 0.923                 0.984
% change vs. prior year                                -6.2%

Average Swiss franc equivalent of
   one euro                                 1.533                 1.605
% change vs. prior year                                -4.5%


         Total revenues increased by $1.3 million or 6.3% in the first quarter of 2001 compared to the same period in 2000. North American revenues decreased and Western European revenues increased in the first quarter of 2001 compared to the same period in 2000. If the average foreign exchange rates for the first quarter of 2001 were applied to the same period in 2000, total revenues would have increased by $1.7 million or 8.3% for the quarter.

         Gross profit as a percent of revenues decreased to 41.3% for the first three months of 2001 compared to 45.7% for the same period in 2000. The decrease in gross margin in 2001 was primarily due to geographic sales mix.

         Selling, general and administrative (SG&A) expense increased by $0.2 million or 2.7% for the first quarter of 2001 compared to the same period in 2000. The increase in SG&A for the first quarter was primarily due to higher sales commissions, partly offset by the effects of lower foreign exchange translation rates. As a percent of total revenues, SG&A for the first quarter of 2001 was 30.1% compared to 31.1% for the same period in 2000.

         Research and development (R&D) expenditures decreased by $0.1 million or 9.4% for the first quarter of 2000 compared to the same period in 2000. R&D expenses decreased due to lower staff costs as well as the effect of lower foreign exchange translation rates. R&D expense as a percent of total revenues was 3.5% for the first quarter compared to 4.1% for the same period in 2000.

         Interest expense increased by $189 thousand or 155% for the first quarter compared to the same period in 2000, primarily due to interest on funds borrowed in March 2000 related to the repurchase of 508 thousand shares of our Common Stock.

         The effective tax rate for the first quarter of 2001 was 27.5%, compared to 31.4% for the same period in 2000. The lower effective rate in 2001 was primarily due to decreased taxable income in the United States.

         The backlog of customer orders decreased by 10.4% at the end of the first quarter compared to the end of 2000, and by 19.6% compared to the end of the first quarter in 2000, in each case at constant foreign exchange rates. Most of the decrease since year end 2000 was from lower orders received at our manufacturing facility in Switzerland, while most of the decrease as compared to the first quarter of 2000 reflected reduced orders at our facility in the United States.

Liquidity and Capital Resources

         On March 20, 2000, our U.S. manufacturing subsidiary borrowed $7,000,000 under a term loan facility with a U.S. bank, and we used these funds, together with $1,194,000 of available cash and a borrowing of $950,000 on a $5,000,000 revolving credit facility with the same bank, to repurchase 508,000 shares of our Common Stock. The $7,000,000 term loan is payable in equal monthly installments of principal plus accrued interest over a four year period and is secured by liens on the same collateral which secures the revolving credit loan and also a separate mortgage loan from the same U.S. bank. One-half of the term loan bears interest at the fixed rate of 8.23% for the first two years and the other half is subject to a variable rate of interest equal to one month LIBOR plus 1.85 percent (7.17% at March 31, 2001). At March 31, 2001, there was $5,396,000 outstanding under the term loan.

         Our capitalization as of the end of the first quarter of 2001 and as of the end of fiscal years 2000 and 1999 is set forth below:

                                                   March 31,        Dec. 30,         Jan. 1,
(Dollars in Thousands)                               2001             2000            2000
                                                     ----             ----            ----
Short-term debt, including current
   portion of long-term debt                       $ 3,282          $ 3,595          $ 4,627
Long-term debt                                      12,269           12,390            7,252
                                                   -------          -------          -------
Total debt                                          15,551           15,985           11,879
                                                   =======          =======          =======

Shareholders' equity                                21,204           21,311           25,210
                                                   -------          -------          -------
Total debt and shareholders" equity                $36,755          $37,296          $37,089
                                                   =======          =======          =======
           (total capitalization)

Percent total debt to total capitalization              42%              43%              32%
Percent long-term debt to equity                        58%              58%              29%
Percent total debt to equity                            73%              75%              47%

         Total debt decreased by $0.4 million in the first three months of 2001 (total debt remained the same when adjusted to a constant foreign exchange rate). U.S. debt increased by $0.1 million while debt in Switzerland decreased by $0.5 million. At March 31, 2001, we had $3.6 million of borrowing availability under our U.S. loan agreements and $5.2 million of borrowing availability under our Swiss loan agreements

         At March 31, 2001, working capital was $14.7 million compared to $13.8 million at December 30, 2000, and the ratio of current assets to current liabilities at those dates was 1.76 and 1.67, respectively. The increase in working capital was primarily due to a decrease in accounts payables.

         In the first three months of 2001 and 2000, we utilized internally-generated funds and our lines of credit to meet our working capital needs while in 2000 we also used bank borrowings and available cash to complete the share repurchase described above.

         Net cash provided by operating activities was $0.971 million in the first three months of 2001 compared to $3.586 million in the same period of 2000. The first quarter 2001 decrease in operating cash flow as compared to the first quarter of 2000 was primarily due to (i) lower net income, (ii) a smaller reduction in accounts receivable, (iii) an increase in prepaid expenses, (iv) partially offset by an increase in accrued expenses.

         Net cash used in investing activities in the first three months of 2001 and 2000 was primarily for capital additions.

         Cash used in financing activities in the first three months of 2000 was primarily for the purchase of 508,000 shares of common stock noted above.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and euro, caused a translation adjustment decrease in shareholders' equity of $1.2 million in the first three months of 2001.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                           PART II. OTHER INFORMATION


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Reports on Form 8-K

                  There were no reports on Form 8-K for the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           K-TRON INTERNATIONAL, INC.


Date:  May 14, 2001        By:    /s/ Ronald R. Remick
                                  --------------------
                                  Ronald R. Remick
                                  Senior Vice President & Chief
                                  Financial Officer
                                  (Duly authorized officer and principal
                                  financial officer of the Registrant)


                           By:    /s/ Alan R. Sukoneck
                                  --------------------
                                  Vice President, Chief Accounting
                                  & Tax Officer
                                  (Duly authorized officer and principal
                                  accounting officer of the Registrant)