Form 10-Q
period 2001-06-30
K TRON INTERNATIONAL INC
filed 2001-07-26
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended           June 30, 2001
                                             -----------------------------------


                                       OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            For the transition period from                  to
                                          -----------------    -----------------

                         Commission file number 0-9576
                                               --------

                           K-TRON INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   New Jersey                                         22-1759452
-----------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer Identification #)
         or Organization)

Routes 55 & 553, P.O. Box 888, Pitman, New Jersey                     08071-0888
-----------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code                  (856) 589-0500
                                                  ---------------------------------------------

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


The Registrant had 2,434,180 shares of Common Stock outstanding as of June 30, 2001.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                                      Page No.
                                                                                                      --------
PART  I.                   FINANCIAL INFORMATION
                           ---------------------

         Item 1.           Financial Statements.

                           Consolidated Balance Sheets                                                    1
                           June 30, 2001 and December 30, 2000

                           Consolidated Statements of Income                                              2
                           & Retained Earnings for the Three and
                           Six Months Ended June 30, 2001 and
                           July 1, 2000

                           Consolidated Statements of Cash Flows                                          3
                           for the Six Months Ended June 30, 2001
                           and July 1, 2000

                           Notes to Consolidated Financial Statements                                     4 - 8

         Item 2.           Management's Discussion and Analysis                                           9 - 13
                           of Financial Condition and Results
                           of Operations.

PART II.                   OTHER INFORMATION
                           -----------------

         Item 4.           Submission of Matters to a Vote of Security Holders.                           14

         Item 6.           Exhibits and Reports on Form 8-K.                                              14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                      June 30,            December 30,
                                                                        2001                  2000
                                                                        ----                  ----
                                                                     (Unaudited)           (Audited)
                                                                     -----------           ---------
                               ASSETS
                               ------
CURRENT ASSETS:
     Cash and cash equivalents                                             $  1,207           $    553
     Accounts receivable (less allowance for doubtful accounts of
        $697 and $778)                                                       16,699             19,139
     Inventories                                                             12,253             12,446
     Deferred income taxes                                                      326                326
     Prepaid expenses and other current assets                                1,406              1,723
                                                                           --------           --------
           Total current assets                                              31,891             34,187

PROPERTY, PLANT AND EQUIPMENT, net                                           14,569             15,470
PATENTS, net                                                                    897                879
GOODWILL, net                                                                 3,378              3,825
OTHER ASSETS                                                                     38                 60
                                                                           --------           --------
           Total assets                                                    $ 50,773           $ 54,421
                                                                           ========           ========

                LIABILITIES & SHAREHOLDERS' EQUITY
                ----------------------------------
CURRENT LIABILITIES:
     Notes payable to bank                                                 $     64           $     --
     Current portion of long-term debt                                        3,854              3,595
     Accounts payable                                                         5,823              8,889
     Accrued expenses & other current liabilities                             4,046              3,485
     Accrued commissions                                                      1,242              1,572
     Customer advances                                                          975              1,314
     Accrued warranty                                                           630                762
     Income taxes payable                                                     1,200                800
                                                                           --------           --------
           Total current liabilities                                         17,834             20,417

LONG-TERM DEBT, net of current portion                                       11,309             12,390
DEFERRED INCOME TAXES                                                           303                303
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED
     SHARES, $.01 par value - authorized 50,000 shares;
       none issued                                                               --                 --
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized 950,000 shares;
       none issued                                                               --                 --
     Common stock, $.01 par value - authorized 50,000,000 shares;
       issued 4,428,930 shares and 4,403,871 shares                              44                 44
     Paid-in capital                                                         16,691             16,437
     Retained earnings                                                       36,021             34,436
     Cumulative translation adjustments                                      (3,962)            (2,547)
                                                                           --------           --------
                                                                             48,794             48,370
                                                                           --------           --------

     Treasury stock, 1,994,750 and 1,967,550 shares - at cost               (27,467)           (27,059)
                                                                           --------           --------
           Total shareholders' equity                                        21,327             21,311
                                                                           --------           --------
           Total liabilities and shareholders' equity                      $ 50,773           $ 54,421
                                                                           ========           ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)


                                                    Three Months Ended                Six Months Ended
                                                    ------------------                ----------------
                                                 June 30,         July 1,          June 30,          July 1,
                                                   2001             2000             2001              2000
                                                   ----             ----             ----              ----
REVENUES                                          $19,318          $22,084          $40,876          $42,372

COST OF REVENUES                                   11,635           11,627           24,293           22,639
                                                  -------          -------          -------          -------
        Gross Profit                                7,683           10,457           16,583           19,733


OPERATING EXPENSES
     Selling, general and administrative            5,859            6,757           12,355           13,081
     Research and development                         772              816            1,521            1,643
                                                  -------          -------          -------          -------
                                                    6,631            7,573           13,876           14,724
                                                  -------          -------          -------          -------

        Operating Income                            1,052            2,884            2,707            5,009

INTEREST EXPENSE                                      275              333              586              455
                                                  -------          -------          -------          -------
     Income before income taxes                       777            2,551            2,121            4,554

INCOME TAX PROVISION                                  167              719              536            1,349
                                                  -------          -------          -------          -------

        Net income                                    610            1,832            1,585            3,205

RETAINED EARNINGS
     Beginning of period                           35,411           29,971           34,436           28,598
                                                  -------          -------          -------          -------
     End of period                                $36,021          $31,803          $36,021          $31,803
                                                  =======          =======          =======          =======

EARNINGS PER SHARE
     Basic                                        $  0.25          $  0.76          $  0.65          $  1.21
                                                  =======          =======          =======          =======
     Diluted                                      $  0.25          $  0.74          $  0.64          $  1.19
                                                  =======          =======          =======          =======

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                  ----------------
                                                                                              June 30,          July 1,
                                                                                                2001              2000
                                                                                                ----              ----
OPERATING ACTIVITIES:
     Net income                                                                                $ 1,585           $ 3,205
     Adjustment to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                          1,629             1,662
          Amortization of deferred gain on sale/leaseback transaction                               --              (167)
          Changes in assets and liabilities:
               Accounts receivable, net                                                          1,239             1,578
               Inventories                                                                        (499)           (1,017)
               Prepaid expenses and other current assets                                           225                65
               Other assets                                                                         10               (29)
               Accounts payable                                                                 (2,597)              671
               Accrued expenses and other current liabilities                                      551            (1,553)
               Accrued warranty                                                                    (80)             (199)
               Income taxes payable                                                                403               210
                                                                                               -------           -------
                    Net cash provided by operating activities                                    2,466             4,426
                                                                                               -------           -------

INVESTING ACTIVITIES:
     Capital expenditures                                                                       (1,432)           (2,067)
     Investment in patents                                                                         (47)              (42)
                                                                                               -------           -------
                    Net cash used in investing activities                                       (1,479)           (2,109)
                                                                                               -------           -------

FINANCING ACTIVITIES:
     Net (repayments) borrowings under notes payable to banks                                       67            (2,510)
     Proceeds from issuance of long-term debt                                                      851             7,950
     Principal payments on long-term debt                                                         (995)             (799)
     Purchase of treasury stock                                                                   (408)           (9,249)
     Proceeds from issuance of common stock                                                        254               142
                                                                                               -------           -------
                    Net cash used in financing activities                                         (231)           (4,466)
                                                                                               -------           -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                               (102)              (43)
                                                                                               -------           -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               654            (2,192)
                                                                                               -------           -------

CASH AND CASH EQUIVALENTS
     Beginning of period                                                                           553             3,093
                                                                                               -------           -------
     End of period                                                                             $ 1,207           $   901
                                                                                               =======           =======


                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

Cash paid in the first six months of 2001 and 2000 for interest was $0.5 million and $0.3 million, respectively, and for income taxes was $0.2 million and $1.1 million, respectively.

3.      Inventories

Inventories consist of the following:

                                    June 30,         December 30,
                                      2001               2000
                                      ----               ----
                                          (in thousands)
Components                          $  9,812           $  9,773
Work-in-process                        2,289              2,530
Finished goods                           152                143
                                    --------           ---------
                                    $ 12,253           $ 12,446
                                    ========           ========

4.      Earnings per Share

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                                   For the Three Months Ended June 30, 2001
                                                   ----------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                         Net Income Available
                                                     To Common                       Earnings
                                                    Shareholders     Shares          Per Share
                                                    ------------     ------          ---------
Basic                                                  $ 610          2,430          $   0.25

                     Common Share Equivalent              --             39             (0.00)
                       of Outstanding Options          -----          -----          --------

Diluted                                                $ 610          2,469          $   0.25
                                                       =====          =====          ========


                                                    For the Three Months Ended July 1, 2000
                                                    ---------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                         Net Income Available
                                                     To Common                        Earnings
                                                   Shareholders        Shares         Per Share
                                                   ------------        ------         ---------
Basic                                                  $1,832           2,422          $   0.76

                     Common Share Equivalent               --              52             (0.02)
                       of Outstanding Options          ------          ------          --------

Diluted                                                $1,832           2,474          $   0.74
                                                       ======          ======          ========


                                                    For the Six Months Ended June 30, 2001
                                                    --------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                         Net Income Available
                                                     To Common                         Earnings
                                                    Shareholders       Shares          Per Share
                                                    ------------       ------          ---------
Basic                                                  $1,585           2,436          $   0.65

                     Common Share Equivalent               --              39             (0.01)
                       of Outstanding Options          ------          ------          --------

Diluted                                                $1,585           2,475          $   0.64
                                                       ======          ======          ========


                                                     For the Six Months Ended July 1, 2000
                                                     -------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                         Net Income Available
                                                     To Common                         Earnings
                                                    Shareholders       Shares          Per Share
                                                    ------------       ------          ---------
Basic                                                  $3,205           2,649          $   1.21

                   Common Share Equivalent                 --              52             (0.02)
                     of Outstanding Options            ------          ------          --------

Diluted                                                $3,205           2,701          $   1.19
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

5.      Comprehensive Income

(Dollars in Thousands)                         Three Months Ended                  Six Months Ended
                                               ------------------                  ----------------
                                            June 30,          July 1,         June 30,            July 1,
                                              2001             2000             2001               2000
                                              ----             ----             ----               ----
Net Income                                  $   610           $ 1,832          $ 1,585           $ 3,205
Cumulative Translation Adjustments             (262)              120           (1,415)             (576)
                                            -------           -------          -------           -------
Comprehensive Income                        $   348           $ 1,952          $   170           $ 2,629
                                            =======           =======          =======           =======


6.      Management Segment Information

The Company is engaged in one business segment, the development, manufacturing and marketing of gravimetric and volumetric feeders, pneumatic conveying systems and related equipment. The Company operates in two primary geographic locations, North America and Western Europe. For the three and six months in the periods ended June 30, 2001 and July 1, 2000, the following tables set forth the Company's segment information:

(Dollars in Thousands)                      North            Western           Elimi-           Consoli-
                                           America           Europe            nations           dated
                                           -------           ------            -------           -----
THREE MONTHS ENDED
 June 30, 2001:
  Revenues-
  Sales to unaffiliated customers          $ 7,423           $11,895          $    --           $19,318
  Sales to affiliates                        1,268               507           (1,775)               --
                                           -------           -------          -------           -------
        Total sales                        $ 8,691           $12,402          $(1,775)          $19,318
                                           =======           =======          =======           =======

Operating income                           $   151           $   926          $   (25)          $ 1,052
                                           =======           =======          =======
Interest expense                                                                                   (275)
                                                                                                -------
Income before income taxes                                                                      $   777
                                                                                                =======

(Dollars in Thousands)                      North              Western           Elimi-            Consoli-
                                           America             Europe            nations            dated
                                           -------             ------            -------            -----
THREE MONTHS ENDED
 July 1, 2000:
  Revenues-
  Sales to unaffiliated customers          $ 10,864           $ 11,220          $     --           $ 22,084
  Sales to affiliates                         1,082                709            (1,791)                --
                                           --------           --------          --------           --------
        Total sales                        $ 11,946           $ 11,929          $ (1,791)          $ 22,084
                                           ========           ========          ========           ========


Operating income                           $  2,271           $    587          $     26           $  2,884
                                           ========           ========          ========
Interest expense                                                                                       (333)
                                                                                                   --------
Income before income taxes                                                                         $  2,551
                                                                                                   ========


(Dollars in Thousands)                      North             Western            Elimi-             Consoli-
                                           America            Europe             nations             dated
                                           -------            ------             -------             -----
SIX MONTHS ENDED
 June 30, 2001:
  Revenues-
  Sales to unaffiliated customers          $ 16,492           $ 24,384          $     --           $ 40,876
  Sales to affiliates                         2,548              1,088            (3,636)                --
                                           --------           --------          --------           --------
        Total sales                        $ 19,040           $ 25,472          $ (3,636)          $ 40,876
                                           ========           ========          ========           ========

Operating income                           $  1,219           $  1,513          $    (25)          $  2,707
                                           ========           ========          ========
Interest expense                                                                                       (586)
                                                                                                   --------
Income before income taxes                                                                         $  2,121
                                                                                                   ========


(Dollars in Thousands)                       North            Western           Elimi-             Consoli-
                                            America           Europe            nations             dated
                                            -------           ------            -------             -----

SIX MONTHS ENDED
 July 1, 2000:
  Revenues-
  Sales to unaffiliated customers          $ 20,346           $ 22,026          $     --           $ 42,372
  Sales to affiliates                         2,196              1,530            (3,726)                --
                                           --------           --------          --------           --------
        Total sales                        $ 22,542           $ 23,556          $ (3,726)          $ 42,372
                                           ========           ========          ========           ========

Operating income                           $  3,939           $    994          $     76           $  5,009
                                           ========           ========          ========
Interest expense                                                                                       (455)
                                                                                                   --------
Income before income taxes                                                                         $  4,554
                                                                                                   ========

7.      Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. K-Tron will cease the amortization of goodwill which was recorded in past business combinations on December 31, 2001, as required by SFAS No. 142. Amortization expense was $487,000 during fiscal 2000, or $0.19 per share. The Company is still evaluating the impact of adopting these pronouncements on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

        For the second quarter and first six months of 2001, K-Tron reported net income of $0.610 million and $1.585 million, respectively, compared to $1.832 million and $3.205 million for the same periods in 2000. Revenues and profits for the second quarter declined significantly from year ago levels reflecting the weak U.S. economy and a dramatic slowdown in capital spending, especially in the plastics and chemical industries. By contrast, last year's second quarter profit was at a record level, driven by strong domestic sales.

        We are an international company, and we derived approximately 60% and 52% of our first six months 2001 and 2000 revenues, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. Accordingly, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars and the impact of transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.

        The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:

                                               Three Months Ended                  Six Months Ended
                                               ------------------                  -----------------
                                            June 30,         July 1,            June 30,         July 1,
                                              2001            2000               2001             2000
                                              ----            ----               ----             ----
Total revenues                               100.0%          100.0%              100.0%          100.0%
Cost of revenues                              60.2            52.6                59.4            53.4
                                              ----            ----                ----            ----
Gross profit                                  39.8            47.4                40.6            46.6

Selling, general & administrative             30.4            30.6                30.3            30.9
Research & development                         4.0             3.7                 3.7             3.9
                                               ---             ---                 ---             ---
Operating income                               5.4            13.1                 6.6            11.8
Interest                                       1.4             1.5                 1.4             1.1
                                               ---             ---                 ---             ---
Income before income taxes                     4.0%           11.6%                5.2%           10.7%
                                               ====           =====                ====           =====


                                              June 30, 2001      December 30, 2000       July 1, 2000
                                              -------------      -----------------       ------------
Backlog at end of period (at
June 30, 2001 foreign exchange
rates, in thousands)                             $15,079             $18,144               $19,930
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

        In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the euro/Swiss franc (for sales from the Company's Swiss manufacturing facility) exchange rates. For the first three and six months of 2001and 2000, the changes in these and the U.S. dollar/euro exchange rates were as follows:

                                                           Three Months Ended                         Six Months Ended
                                                           ------------------                         ----------------
                                                           June 30,        July 1,                  June 30,         July 1,
                                                             2001           2000                     2001             2000
                                                             ----           ----                     ----             ----
Average U.S. dollar equivalent of
   one Swiss franc                                           0.570          0.598                   0.586            0.605
% change vs. prior year                                             -4.7%                                   -3.1%

Average U.S. dollar equivalent of
   one euro                                                  0.872          0.934                   0.898            0.959
% change vs. prior year                                             -6.6%                                   -6.4%

Average Swiss franc equivalent of
   one euro                                                  1.530          1.562                   1.532            1.585
% change vs. prior year                                             -2.0%                                   -3.3%


        Total revenues decreased by $2.8 million or 12.5% in the second quarter of 2001and by $1.5 million or 3.5% in the first six months of 2001 compared to the same periods in 2000. North American revenues decreased and Western European revenues increased in the second quarter and first six months of 2001 compared to the same periods in 2000. If the average foreign exchange rates for the second quarter and first six months of 2001 were applied to the same periods in 2000, total revenues would have decreased by $2.2 million or 10.0% for the quarter and by $0.5 million or 1.2% for the first six months.

        Gross profit as a percent of revenues decreased to 39.8% for the second quarter of 2001 and 40.6% for the first six months of 2001 compared to 47.4% and 46.6% for the same periods in 2000. The decrease in gross margin in 2001 was primarily due to geographic and product sales mix. The decrease in gross profit was also due to the deterioration of economic conditions discussed above, which led to fixed costs being absorbed over a smaller revenue base.

        Selling, general and administrative (SG&A) expense decreased by $0.9 million or 13.3% for the second quarter of 2001 and decreased by $0.7 million or 5.6% for the first six months of 2001 compared to the same periods in 2000. The decrease in SG&A for the second quarter and first six months was primarily due to lower sales commissions resulting from reduced revenues and lower foreign exchange translation rates. As a percent of total revenues, SG&A for the second quarter and first six months of 2001 was 30.4% and 30.3%, respectively, compared to 30.6% and 30.9% for the same periods in 2000.

        Research and development (R&D) expenditures decreased by $44 thousand or 5.4% for the second quarter of 2001 and by $122 thousand or 7.4% for the first six months of 2001 compared to the same periods in 2000. R&D expenses decreased due to lower staff costs as well as the effect of lower foreign exchange translation rates. R&D expense as a percent of total revenues was 4.0% for the second quarter and 3.7% for the first six months of 2001 compared to 3.7% and 3.9%, respectively, for the same periods in 2000.

        Interest expense decreased by $58 thousand or 17.4% for the second quarter of 2001 and increased by $131 thousand or 28.8% for the first six months of 2001 compared to the same periods in 2000. The decrease for the second quarter was primarily due to reduced interest rates while the increase for the six months was primarily due to interest on funds borrowed in March 2000 related to the repurchase of 508 thousand shares of our Common Stock, partially offset by reduced interest rates.

        The effective tax rates for the second quarter and first six months of 2001 were 21.5% and 25.3%, respectively, compared to 28.2% and 29.6% for the same periods in 2000. The lower effective tax rate in 2001 was primarily due to decreased taxable income in the United States.

        The backlog of customer orders decreased by 24.3% at the end of the second quarter of 2001 compared to the end of 2000 and by 16.9% compared to the end of the second quarter in 2000, in each case at constant foreign exchange rates. Most of the decrease was the result of lower orders received at our facility in the United States. At the end of June 2001, our worldwide backlog was $15.1 million, representing the lowest quarterly backlog in several years.

Liquidity and Capital Resources

        Our capitalization as of the end of the second quarter of 2001 and as of the end of fiscal years 2000 and 1999 is set forth below:

                                                      June 30,           Dec. 30,          Jan. 1,
(Dollars in Thousands)                                  2001               2000              2000
                                                     ---------          ----------         --------
Short-term debt, including current
   portion of long-term debt                         $   3,918            $  3,595         $  4,627
Long-term debt                                          11,309              12,390            7,252
                                                     ---------            --------         --------
Total debt                                              15,227              15,985           11,879

Shareholders' equity                                    21,327              21,311           25,210
                                                     ---------            --------         --------
Total debt and shareholders' equity                  $  36,554            $ 37,296         $ 37,089
         (total capitalization)                      =========            ========         ========

Percent total debt to total capitalization                 42%               43%              32%
Percent long-term debt to equity                           53%               58%              29%
Percent total debt to equity                               71%               75%              47%

        Total debt decreased by $0.8 million in the first six months of 2001 or $0.1 million when adjusted to a constant foreign exchange rate, with U.S. debt decreasing by $0.7 million and debt in Switzerland decreasing by $0.1 million. At June 30, 2001, we had $4.0 million of borrowing availability under our U.S. loan agreements and $4.1 million of borrowing availability under our Swiss loan agreements.

        At June 30, 2001, working capital was $14.1 million compared to $13.8 million at December 30, 2000, and the ratio of current assets to current liabilities at those dates was 1.79 and 1.67, respectively. The increase in working capital was primarily due to a decrease in accounts payables partially offset by a decrease in accounts receivable.

        In the first six months of 2001 and 2000, we utilized internally-generated funds and our lines of credit to meet our working capital needs while in 2000 we also used bank borrowings and available cash to complete a share repurchase.

        Net cash provided by operating activities was $2.5 million in the first six months of 2001 compared to $4.4 million in the same period of 2000. The first six months of 2001 decrease in operating cash flow as compared to the same period in 2000 was primarily due to lower net income and a decrease in accounts payable net of accrued expenses.

        Net cash used in investing activities in the first six months of 2001 and 2000 was primarily for capital additions.

        Cash used in financing activities in the first six months of 2000 was primarily for the purchase of 508,000 shares of common stock.

        Changes in foreign exchange rates, particularly with respect to the Swiss franc and euro, caused a translation adjustment decrease in shareholders' equity of $1.4 million in the first six months of 2001.

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

(a)      The Annual Meeting of Shareholders of the Company was held on May 11,
         2001.

(b)      Not applicable.

(c) Shareholders of the Company were asked to vote on a proposal to elect two Class IV directors. The Board of Directors nominated Leo C. Beebe and Edward B. Cloues, II as Class IV directors. There were no other nominations. Messrs. Beebe and Cloues were then elected, with the result of the vote taken at the Annual Meeting being as follows:

                                                                Number of Votes
                                                                ---------------
                                                            FOR                WITHHELD
                                                            ---                --------
         Leo C. Beebe                                     2,024,223             17,439
         Edward B. Cloues, II                             1,954,901             91,761

         Directors are elected by a plurality of the votes cast;
         therefore, votes cast in the election could not be recorded against or as an abstention, nor could a broker non-vote be recorded.

         Mr. Beebe died on June 30, 2001 after a brief illness and therefore the Board position in Class IV is now vacant.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Reports on Form 8-K

         There were no reports on Form 8-K for the quarter ended June 30, 2001.

                                                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                K-TRON INTERNATIONAL, INC.


Date:  July 26, 2001            By:   /s/ Ronald R. Remick
                                      -----------------------
                                      Ronald R. Remick
                                      Senior Vice President & Chief
                                      Financial Officer
                                      (Duly authorized officer and principal
                                      financial officer of the Registrant)


                                By:   /s/ Alan R. Sukoneck
                                      ----------------------------------
                                      Vice President, Chief Accounting &
                                      Tax Officer (Duly authorized
                                      officer and principal accounting
                                      officer of the Registrant)