Form 10-Q
period 2001-09-29
K TRON INTERNATIONAL INC
filed 2001-11-09
CIK 20

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    September 29, 2001
                                            ------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          For the transition period from               to
                                         -------------    -------------

                       Commission file number   0-9576
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

Indicate by check U whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes   X     No
                                                            -----      ------


The Registrant had 2,429,680 shares of Common Stock outstanding as of September 29, 2001.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
                                                                        --------
PART  I.          FINANCIAL INFORMATION

      Item 1.     Financial Statements.

                  Consolidated Balance Sheets
                  September 29, 2001 and December 30, 2000              1

                  Consolidated Statements of Income (Loss)
                  & Retained Earnings for the Three and
                  Nine Months Ended September 29, 2001 and
                  September 30, 2000                                    2

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 29, 2001
                  and September 30, 2000                                3

                  Notes to Consolidated Financial Statements            4 - 9

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations      10 - 15

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K.                     16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)


                                                                                           September 29,   December 30,
                                                                                                2001           2000
                                                                                             ---------       --------
                                                                                            (Unaudited)      (Audited)
                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $  2,038       $    553
   Accounts and notes receivable (less allowance for doubtful accounts of $702 and $778)        16,053         19,139
   Inventories                                                                                  10,729         12,446
   Deferred income taxes                                                                           326            326
   Prepaid expenses and other current assets                                                     1,594          1,723
                                                                                              --------       --------
        Total current assets                                                                    30,740         34,187

PROPERTY, PLANT AND EQUIPMENT, net                                                              14,770         15,470
PATENTS, net                                                                                       841            879
GOODWILL, net                                                                                    1,718          3,825
OTHER ASSETS                                                                                     2,002             60
                                                                                              --------       --------
        Total assets                                                                          $ 50,071       $ 54,421
                                                                                              ========       ========

                  LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                           $  4,623       $  8,889
   Accrued expenses & other current liabilities                                                  4,868          3,485
   Accrued commissions                                                                           1,284          1,572
   Customer advances                                                                               996          1,314
   Accrued warranty                                                                                414            762
   Income taxes payable                                                                            863            800
   Current portion of long-term debt                                                             3,444          3,595
                                                                                              --------       --------
        Total current liabilities                                                               16,492         20,417

LONG-TERM DEBT, net of current portion                                                          11,289         12,390
DEFERRED INCOME TAXES                                                                              303            303
COMMITMENTS AND CONTINGENCIES
SERIES A JUNIOR PARTICIPATING PREFERRED SHARES,
   $.01 par value - authorized 50,000 shares; none issued                                           --             --
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par  - authorized 950,000 shares; none issued                              --             --
   Common stock, $.01 par value - authorized 50,000,000 shares;
      issued 4,430,930 shares and 4,403,871 shares                                                  44             44
Paid-in capital                                                                                 16,691         16,437
Retained earnings                                                                               35,253         34,436
Cumulative translation adjustments                                                              (2,504)        (2,547)
                                                                                              --------       --------
                                                                                                49,484         48,370
                                                                                              --------       --------

Treasury stock, 2,001,250 and 1,967,550 shares - at cost                                       (27,497)       (27,059)
                                                                                              --------       --------
   Total shareholders' equity                                                                   21,987         21,311
                                                                                              --------       --------
   Total liabilities and shareholders' equity                                                 $ 50,071       $ 54,421
                                                                                              ========       ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME (LOSS) & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                                 Three Months Ended              Nine Months Ended
                                                 ------------------              -----------------
                                           September 29,    September 30,   September 29,   September 30,
                                               2001             2000            2001            2000
                                             --------         --------        --------        --------
REVENUES                                     $ 16,081         $ 19,994        $ 56,957        $ 62,366

COST OF REVENUES                                9,716           10,837          34,009          33,476
                                             --------         --------        --------        --------
      Gross Profit                              6,365            9,157          22,948          28,890

OPERATING EXPENSES
  Selling, general and administrative           5,940            5,950          18,345          19,081
  Research and development                        622              744           2,093           2,337
  Loss on disposition of business                 620               --             620              --
                                             --------         --------        --------        --------
                                                7,182            6,694          21,058          21,418
                                             --------         --------        --------        --------

      Operating Income (loss)                    (817)           2,463           1,890           7,472

INTEREST EXPENSE                                  256              296             842             751
                                             --------         --------        --------        --------
  Income (loss) before income taxes            (1,073)           2,167           1,048           6,721

INCOME TAX PROVISION (BENEFIT)                   (305)             606             231           1,955
                                             --------         --------        --------        --------

      Net Income (loss)                          (768)           1,561             817           4,766

RETAINED EARNINGS
  Beginning of period                          36,021           31,803          34,436          28,598
                                             --------         --------        --------        --------
  End of period                              $ 35,253         $ 33,364        $ 35,253        $ 33,364
                                             ========         ========        ========        ========

EARNINGS (LOSS) PER SHARE
  Basic                                      $  (0.32)        $   0.64        $   0.34        $   1.85
                                             ========         ========        ========        ========
  Diluted                                    $  (0.32)        $   0.63        $   0.33        $   1.81
                                             ========         ========        ========        ========


                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                              -----------------
                                                                                        September 29,    September 30,
                                                                                            2001             2000
                                                                                          --------         --------
OPERATING ACTIVITIES:
  Net income                                                                              $    817         $  4,766
  Adjustment to reconcile net income to net cash provided by operating activities:
    Loss on disposition of business                                                            620               --
    Depreciation and amortization                                                            2,413            2,417
    Amortization of deferred gain on sale/leaseback transaction                                 --             (248)
  Changes in assets and liabilities:
    Accounts receivable, net                                                                 2,910            3,534
    Inventories                                                                                281           (2,700)
    Prepaid expenses and other current assets                                                  112             (199)
    Other assets                                                                               185             (138)
    Accounts payable                                                                        (4,225)             774
    Accrued expenses and other current liabilities                                           1,287           (2,614)
    Accrued warranty                                                                          (190)            (270)
    Income taxes payable                                                                        64              319
                                                                                          --------         --------
          Net cash provided by operating activities                                          4,274            5,641
                                                                                          --------         --------

INVESTING ACTIVITIES:
  Proceeds from disposition of business                                                        594               --
  Capital expenditures                                                                      (1,868)          (2,831)
  Investment in patents                                                                        (88)             (71)
                                                                                          --------         --------
          Net cash used in investing activities                                             (1,362)          (2,902)
                                                                                          --------         --------

FINANCING ACTIVITIES:
  Net (repayments) borrowings under notes payable to banks                                     154           (2,445)
  Proceeds from issuance of long-term debt                                                     438            7,950
  Principal payments on long-term debt                                                      (1,804)          (1,468)
  Purchase of treasury stock                                                                  (438)          (9,249)
  Proceeds from issuance of common stock                                                       254              159
                                                                                          --------         --------
          Net cash used in financing activities                                             (1,396)          (5,053)
                                                                                          --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                             (31)             (63)
                                                                                          --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         1,485           (2,377)
                                                                                          --------         --------

CASH AND CASH EQUIVALENTS
  Beginning of period                                                                          553            3,093
                                                                                          --------         --------
  End of period                                                                           $  2,038         $    716
                                                                                          ========         ========


                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 2001
                                   (Unaudited)


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

Certain reclassifications were made to the prior year's consolidated financial statements to the conform to classifications used in the current period.

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

Cash paid in the first nine months of 2001 and 2000 for interest was $0.8 million and $0.7 million, respectively, and for income taxes was $0.3 million and $1.6 million, respectively.

3.    Inventories

Inventories consist of the following:

                     September 29,   December 30,
                         2001            2000
                       --------        --------
                            (in thousands)
Components             $  9,020        $  9,773
Work-in-process           1,600           2,530
Finished goods              109             143
                       --------        --------
                       $ 10,729        $ 12,446
                       ========        ========

4.    Earnings per Share

The Company's Basic and Diluted Earnings (loss) Per Share are calculated as follows:

                                     For the Three Months Ended September 29, 2001
                                     ---------------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)             Net Income Available
                                        To Common                     Earnings (loss)
                                       Shareholders       Shares         Per Share
                                       ------------       ------         ---------
Basic                                     $ (768)          2,436          $(0.32)

Common Share Equivalent
  of Outstanding Options                      --              --(1)        (0.00)
                                          ------          ------          ------
Diluted                                   $ (768)          2,436          $(0.32)
                                          ======          ======          ======

(1) Common share equivalents were not considered for the three months ended September 29, 2001 as they are antidilutive.

                                   For the Three Months Ended September 30, 2000
                                   ---------------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)             Net Income Available
                                        To Common                      Earnings
                                       Shareholders         Shares     Per Share
                                       ------------         ------     ---------
Basic                                     $1,561             2,433      $ 0.64

Common Share Equivalent
  of Outstanding Options                      --                55       (0.01)
                                          ------            ------      ------
Diluted                                   $1,561             2,488      $ 0.63
                                          ======            ======      ======

                                    For the Nine Months Ended September 29, 2001
                                    --------------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)             Net Income Available
                                        To Common                      Earnings
                                       Shareholders         Shares     Per Share
                                       ------------         ------     ---------
Basic                                     $  817             2,436      $ 0.34

Common Share Equivalent
  of Outstanding Options                      --                41       (0.01)
                                          ------            ------      ------
Diluted                                   $  817             2,477      $ 0.33
                                          ======            ======      ======

                                    For the Nine Months Ended September 30, 2000
                                    --------------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)             Net Income Available
                                        To Common                      Earnings
                                       Shareholders         Shares     Per Share
                                       ------------         ------     ---------
Basic                                     $4,766             2,577      $ 1.85

Common Share Equivalent
  of Outstanding Options                      --                55       (0.04)
                                          ------            ------      ------
Diluted                                   $4,766             2,632      $ 1.81
                                          ======            ======      ======

Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during a given time period. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds. Since the Company has a net loss for the three months ended September 29, 2001, the impact of potential future stock option exercises would have an antidilutive effect on the calculation of diluted loss per share. As a result, the average number of common shares outstanding used in calculating diluted loss per share in the three months ended September 29, 2001 is the same as for the basic loss per share.

5.    Comprehensive Income

(Dollars in Thousands)                  Three Months Ended        Nine Months Ended
                                        ------------------        -----------------
                                      Sept. 29,    Sept. 30,    Sept. 29,    Sept. 30,
                                        2001         2000         2001         2000
                                      --------     --------     --------     --------
Net Income (loss)                     $   (768)    $  1,561     $    817     $  4,766
Cumulative Translation Adjustments       1,458         (904)          43       (1,480)
                                      --------     --------     --------     --------
Comprehensive Income                  $    690     $    657     $    860     $  3,286
                                      ========     ========     ========     ========

6.    Management Segment Information

The Company is engaged in one business segment, the design, production, marketing and servicing of gravimetric and volumetric feeders, pneumatic conveying systems and related equipment. The Company operates in two primary geographic locations, North America and Western Europe. For the three and nine months in the periods ended September 29, 2001 and September 30, 2000, the following tables set forth the Company"s segment information:

(Dollars in Thousands)                  North      Western      Elimi-       Consoli-
                                       America      Europe      nations       dated
                                       -------     --------     -------      --------
THREE MONTHS ENDED
  September 29, 2001:
    Revenues-
    Sales to unaffiliated customers    $  6,606    $  9,475     $     --     $ 16,081
    Sales to affiliates                     875         294       (1,169)          --
                                       --------    --------     --------     --------
      Total sales                      $  7,481    $  9,769     $ (1,169)    $ 16,081
                                       ========    ========     ========     ========

  Operating income (loss)              $     85    $   (902)    $     --     $   (817)
                                       ========    ========     ========
  Interest expense                                                               (256)
                                                                             --------
  Income (loss) before income taxes                                          $ (1,073)
                                                                             ========

(Dollars in Thousands)                  North      Western      Elimi-       Consoli-
                                       America      Europe      nations       dated
                                       -------     --------     -------      --------
THREE MONTHS ENDED
  September 30, 2000:
    Revenues-
    Sales to unaffiliated customers    $  9,713    $ 10,281     $     --     $ 19,994
    Sales to affiliates                   1,435         753       (2,188)          --
                                       --------    --------     --------     --------
      Total sales                      $ 11,148    $ 11,034     $ (2,188)    $ 19,994
                                       ========    ========     ========     ========


  Operating income                     $  2,100    $    331     $     32     $  2,463
                                       ========    ========     ========
  Interest expense                                                               (296)
                                                                             --------
  Income before income taxes                                                 $  2,167
                                                                             ========

(Dollars in Thousands)                  North      Western      Elimi-       Consoli-
                                       America      Europe      nations       dated
                                       -------     --------     -------      --------
NINE MONTHS ENDED
  September 29, 2001:
    Revenues-
    Sales to unaffiliated customers    $ 23,098    $ 33,859     $     --     $ 56,957
    Sales to affiliates                   3,423       1,382       (4,805)          --
                                       --------    --------     --------     --------
      Total sales                      $ 26,521    $ 35,241     $ (4,805)    $ 56,957
                                       ========    ========     ========     ========

  Operating income                     $  1,304    $    611     $    (25)    $  1,890
                                       ========    ========     ========
  Interest expense                                                               (842)
                                                                             --------
  Income before income taxes                                                 $  1,048
                                                                             ========


(Dollars in Thousands)                  North      Western      Elimi-       Consoli-
                                       America      Europe      nations       dated
                                       -------     --------     -------      --------
NINE MONTHS ENDED
  September 30, 2000:
    Revenues-
    Sales to unaffiliated customers    $ 30,059    $ 32,307     $     --     $ 62,366
    Sales to affiliates                   3,631       2,283       (5,914)          --
                                       --------    --------     --------     --------
      Total sales                      $ 33,690    $ 34,590     $ (5,914)    $ 62,366
                                       ========    ========     ========     ========

  Operating income                     $  6,039    $  1,325     $    108     $  7,472
                                       ========    ========     ========
  Interest expense                                                               (751)
                                                                             --------
  Income before income taxes                                                 $  6,721
                                                                             ========


7.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". Goodwill will no longer be subject to amortization, rather it will be subject to at least an annual assessment for impairment by applying a fair value based test. K-Tron will cease the amortization of goodwill which was recorded in past business combinations on December 31, 2001, as required by SFAS No. 142. Amortization expense was $487,000 during fiscal 2000, or $0.19 per share. The Company is still evaluating the impact of adopting these pronouncements on the financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2002.

The Company is currently evaluating the impact of both SFAS No.'s 143 and 144.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

      On July 31, 2001, we sold our Hasler heavy feeder business to our largest distributor of Hasler equipment and recorded a pretax loss of $0.620 million. The assets sold were primarily inventory and fixed assets. The buyer took over operation of our Hasler sales offices in Neuchatel, Switzerland and Lengerich, Germany.

      The purchase price consisted of a combination of one million Swiss francs cash ($0.594 million), promissory notes in the principal amount of three million seventeen thousand three hundred twenty seven Swiss francs (approximately $1.792 million) which bear interest and amortize over seven years, a less than 20% equity position in the buyer's company and certain other considerations. We retained all of the Hasler accounts receivable and payables at the time of the sale as well as a building in Lengerich, Germany which is being leased to the buyer.

      For the third quarter and first nine months of 2001, we reported a net loss of $0.768 million and net income of $0.817 million, respectively, compared to net income of $1.561 million and $4.766 million for the same periods in 2000. Revenues and profits for the third quarter declined significantly from year ago levels (even before the loss on sale of the Hasler business noted above) reflecting the weak economy, particularly in the United States, and a steep decline in capital spending, especially in the plastics and chemical industries. By contrast, last year's third quarter profit was at a near record level, driven by strong domestic sales.

      We are an international company, and we derived approximately 59% and 52% of our first nine months 2001 and 2000 revenues, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. Accordingly, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars and the impact of transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.

      The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:

                                       Three Months Ended        Nine Months Ended
                                       ------------------        -----------------
                                     Sept. 29,    Sept. 30,    Sept. 29,    Sept. 30,
                                       2001         2000         2001         2000
                                      ------       ------       ------       ------
Total revenues                         100.0%       100.0%       100.0%       100.0%
Cost of revenues                        60.4         54.2         59.7         53.7
                                      ------       ------       ------       ------
Gross profit                            39.6         45.8         40.3         46.3

Selling, general & administrative       36.9         29.6         32.2         30.4
Research & development                   3.9          3.9          3.7          3.9
Loss on disposition of business          3.9           --          1.1           --
                                      ------       ------       ------       ------
Operating income (loss)                 (5.1)        12.3          3.3         12.0
Interest                                 1.6          1.5          1.5          1.2
                                      ------       ------       ------       ------
Income (loss) before income taxes       (6.7)%       10.8%         1.8%        10.8%
                                      ======       ======       ======       ======

                                     Sept. 29, 2001    December 30, 2000    Sept. 30, 2000
                                     --------------    -----------------    --------------
Backlog at end of period (at
September 29, 2001 foreign
exchange rates, in thousands)

Backlog including Hasler business        $11,134            $19,074            $21,487
                                         =======            =======            =======

Backlog excluding Hasler
  business (sold July 31, 2001)          $11,134            $16,422            $17,406
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

      In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the euro/Swiss franc (for sales from the Company's Swiss manufacturing facility) exchange rates. For the first three and nine months of 2001 and 2000, the changes in these and the U.S. dollar/euro exchange rates were as follows:

                                       Three Months Ended          Nine Months Ended
                                       ------------------          -----------------
                                     Sept. 29,     Sept. 30,    Sept. 29,     Sept. 30,
                                       2001          2000         2001          2000
                                     --------      --------     --------      --------
Average U.S. dollar equivalent of
   one Swiss franc                     0.594         0.586        0.589         0.599
% change vs. prior year                       +1.4%                      -1.7%

Average U.S. dollar equivalent of
   one euro                            0.894         0.904        0.897         0.941
% change vs. prior year                       -1.1%                      -4.7%

Average Swiss franc equivalent of
   one euro                            1.505         1.543        1.523         1.571
% change vs. prior year                       -2.5%                      -3.1%

      Total revenues decreased by $3.9 million or 19.6% in the third quarter of 2001 and by $5.4 million or 8.7% in the first nine months of 2001 compared to the same periods in 2000. Most of this third quarter revenue decrease was in North America with a small portion of the decrease coming from the reduction in Hasler revenues in Western Europe. The decrease in revenues for the first nine months of 2001 was driven by declines in North America, partially offset by an increase in Western Europe. If the average foreign exchange rates for the third quarter and first nine months of 2001 were applied to the same periods in 2000, total revenues would have decreased by $4.0 million or 19.8% for the quarter and by $4.4 million or 7.3% for the first nine months.

      Gross profit as a percent of revenues decreased to 39.6% for the third quarter of 2001 and 40.3% for the first nine months of 2001 compared to 45.8% and 46.3% for the same periods in 2000. The decrease in gross margin in 2001 was primarily due to geographic and product sales mix. The decrease in gross profit was also due to the deterioration in economic conditions discussed above, which led to fixed costs being absorbed over a smaller revenue base.

      Selling, general and administrative (SG&A) expense remained constant for the third quarter of 2001 compared to a year ago, with lower commissions resulting from reduced revenues and lower Hasler-related costs due to the sale noted above being offset by certain one-time costs associated with cost reductions implemented in the third quarter. SG&A decreased by $0.7 million or 3.9% for the first nine months of 2001 compared to the same period in 2000. The decrease in SG&A for the first nine months was primarily due to lower sales commissions resulting from reduced revenues and lower foreign exchange translation rates. As a percent of total revenues, SG&A for the third quarter and first nine months of 2001 was 36.9% and 32.2%, respectively, compared to 29.6% and 30.4% for the same periods in 2000.

      Research and development (R&D) expenditures decreased by $122 thousand or 16.4% for the third quarter of 2001 and by $244 thousand or 10.4% for the first nine months of 2001 compared to the same periods in 2000. R&D expenses decreased due to lower staff costs. R&D expense as a percent of total revenues was 3.9% for the third quarter and 3.7% for the first nine months of 2001 compared to 3.7% and 3.7%, respectively, for the same periods in 2000.

      Interest expense decreased by $40 thousand or 13.5% for the third quarter of 2001 and increased by $91 thousand or 12.1% for the first nine months of 2001 compared to the same periods in 2000. The decrease for the third quarter was primarily due to lower interest rates while the increase for the nine months was primarily due to interest on funds borrowed in March 2000 related to the repurchase of 508 thousand shares of our Common Stock, partially offset by lower interest rates.

      The effective tax rates for the third quarter and first nine months of 2001 were 28.4% (benefit) and 22.0%, respectively, compared to 28.0% and 29.1% for the same periods in 2000. The lower effective tax rate in 2001 was primarily due to lower taxable income in North America.

      The backlog of non-Hasler customer orders decreased by 32.2% at the end of the third quarter of 2001 compared to the end of 2000 and by 36.0% compared to the end of the third quarter in 2000, in each case at constant foreign exchange rates. The decrease was the result of lower orders received at our facilities in Switzerland and the United States. At the end of September 2001, our worldwide backlog was $11.1 million, representing the lowest quarterly backlog in several years.

Liquidity and Capital Resources

      Our capitalization as of the end of the third quarter of 2001 and as of the end of fiscal years 2000 and 1999 is set forth below:

                                              Sept. 29,    Dec. 30,      Jan. 1,
(Dollars in Thousands)                          2001         2000         2000
                                              --------     --------     --------
Short-term debt, including current
   portion of long-term debt                  $  3,444     $  3,595     $  4,627
Long-term debt                                  11,289       12,390        7,252
                                              --------     --------     --------
Total debt                                      14,733       15,985       11,879

Shareholders' equity                            21,987       21,311       25,210
                                              --------     --------     --------
Total debt and shareholders' equity
        (total capitalization)                $ 36,720     $ 37,296     $ 37,089
                                              ========     ========     ========


Percent total debt to total capitalization       40%          43%          32%
Percent long-term debt to equity                 51%          58%          29%
Percent total debt to equity                     67%          75%          47%


      Total debt decreased by $1.3 million in the first nine months of 2001 or $1.2 million when adjusted to a constant foreign exchange rate, with U.S. debt decreasing by $1.3 million. At September 29, 2001, we had $4.0 million of unused borrowing availability under our U.S. loan agreements and $5.6 million of unused borrowing availability under our Swiss loan agreements.

      At September 29, 2001, working capital was $14.2 million compared to $13.8 million at December 30, 2000, and the ratio of current assets to current liabilities at those dates was 1.86 and 1.67, respectively.

      In the first nine months of 2001 and 2000, we utilized internally-generated funds and our lines of credit to meet our working capital needs while in 2000 we also used bank borrowings and available cash to complete a share repurchase.

      Net cash provided by operating activities was $4.3 million in the first nine months of 2001 compared to $5.6 million in the same period of 2000. The decrease in operating cash flow during the first nine months of 2001 compared to the same period in 2000 was primarily due to lower net income and a decrease in accounts payable net of accrued expenses.

      Net cash used in investing activities in the first nine months of 2001 and 2000 was primarily for capital additions.

      Cash used in financing activities in the first nine months of 2001 was primarily for debt reduction while in 2000 cash was used primarily for the purchase of 508,000 shares of our Common Stock.

      Changes in foreign exchange rates, particularly with respect to the Swiss franc and euro, caused a translation adjustment increase in shareholders' equity of $43 thousand in the first nine months of 2001.

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

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            2.1 Basic Agreement regarding the Assignment of Assets of the Hasler Division between K-Tron (Suisse) SA and MJ Enterprises SA dated July 31, 2001.


      (b)   Reports on Form 8-K

            We did not file a report on Form 8-K during the quarter ended September 29, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     K-TRON INTERNATIONAL, INC.


Date:  November 9, 2001              By:  /s/ Ronald R. Remick
                                          -----------------------------
                                          Ronald R. Remick
                                          Senior Vice President & Chief
                                          Financial Officer
                                          (Duly authorized officer and principal
                                          financial officer of the Registrant)


                                     By:  /s/ Alan R. Sukoneck
                                          -----------------------------
                                          Vice President, Chief Accounting &
                                          Tax Officer (Duly authorized
                                          officer and principal accounting
                                          officer of the Registrant)

                                  EXHIBIT INDEX



Exhibit


2.1 Basic Agreement regarding the Assignment of Assets of the Hasler Division between K-Tron (Suisse) SA and MJ Enterprises SA dated July 31, 2001.