Form 10-K405
period 2001-12-29
K TRON INTERNATIONAL INC
filed 2002-03-20
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended December 29, 2001

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ________ to ________

                          COMMISSION FILE NUMBER 0-9576
                                                 ------

                           K-TRON INTERNATIONAL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



    New Jersey                                            22-1759452
    ----------                                            ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    Routes 55 and 553
      P.O. Box 888
   Pitman, New Jersey                                      08071-0888
   ------------------                                      ----------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (856) 589-0500
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                   Name of each exchange on which registered
      None                                               None
      ----                                               ----

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

Yes  X   No __
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. |X|

As of February 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $29,728,264. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as quoted on the Nasdaq National Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any institutional shareholders owning more than ten percent of the Registrant's Common Stock.

As of February 28, 2002, there were 2,432,092 shares of the Registrant's Common Stock outstanding.

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

                                     PART I

ITEM   1. BUSINESS.

GENERAL

       K-Tron is a global leader in the design, production, marketing and servicing of gravimetric and volumetric feeders and related equipment for the handling of bulk solids in a wide variety of manufacturing processes. Our feeders control the flow of materials into a process that then transforms those materials into an end product. We also design, produce, market and service pneumatic conveying systems and related equipment, some of which may be used in conjunction with our feeders, as well as ancillary equipment used primarily by plastics molding and extrusion companies. The plastics, food, chemical, detergent and pharmaceutical industries are among those served by our material handling equipment. Through our K-Tron Electronics unit, we design and produce electronic assemblies for our own use and also for sale to others, and we make controller hardware for our own business.

       We have manufacturing facilities in the United States, Switzerland, the United Kingdom and Canada, and our equipment is sold throughout the world. We provide service and spare parts for our feeding and pneumatic conveying equipment on a worldwide basis, and offer customer and employee training through our K-Tron Institute in the United States, Switzerland and elsewhere.

       On July 31, 2001, we sold our Hasler heavy feeder business, which served primarily the cement industry. In December 2001, we sold our Swiss machine and welding shops. These transactions are described in more detail in Item 7 of this annual report on Form 10-K.

       K-Tron International, Inc. was incorporated in New Jersey in 1964. We operate in one principal business segment, material handling equipment and systems, and our operations are conducted largely through subsidiary companies.

BUSINESS UNITS AND BRAND NAMES

       We have two main business units, a Feeder Group and a Pneumatic Conveying Group, and we market our equipment under three brand names: K-Tron Soder (feeders), PCS (pneumatic conveying equipment) and Colormax (ancillary equipment for the plastics industry). We market these brands on both an equipment and total systems basis.

FEEDING EQUIPMENT

       Our Feeder Group produces feeders which control the flow of materials into a manufacturing process by mass or weight (gravimetric feeding) or by volume (volumetric feeding). Feeding equipment manufactured by us is used in many different industries.

       K-Tron Soder Brand. The K-Tron Soder brand offers feeding equipment and systems that provide precise control of the flow of ingredients in the manufacture of many different kinds of products. The plastics, food, chemical, detergent and pharmaceutical industries are among those served by K-Tron Soder feeders. K-Tron Soder feeders, including loss-in-weight feeders, weigh belt feeders, volumetric feeders, flow meters and related controls, are assembled at our facilities in Pitman, New Jersey and Niederlenz, Switzerland in a complete range of feeding equipment types and sizes for these and other industries.

       Loss-in-Weight Feeders. The loss-in-weight principle involves weighing the entire feeding system, both equipment and material, which may be either dry or liquid. The feeding mechanism controls the rate at which material is discharged into the manufacturing process based upon a change in the total weight of the system as material flows from the feeder. Electronic controllers determine the feed rate and are capable of instantly altering feed rates to maintain an accurate flow of materials. In dry material applications, loss-in-weight feeders usually utilize an auger (single or twin screw) or vibratory feeding mechanism, and the outflow is adjusted continuously to maintain the desired feed rate. In liquid applications, the flow rate is maintained by a pump or valve. Loss-in-weight feeders are especially suitable for applications requiring a very high degree of accuracy, as in adding minor ingredients to food processes or colorants to plastics, or applications requiring a closed system, as in feeding dusty materials. Loss-in-weight feeders rarely need recalibration and may also be used as batchers.

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

PNEUMATIC CONVEYING AND ANCILLARY EQUIPMENT

       Our Pneumatic Conveying Group ("PCG") integrates two brands, PCS and Colormax, and the manufacturing of our Hurricane product line into one business group capable of addressing a broad range of pneumatic conveying problems. PCG's products are distributed through the Feeder Group's distribution channels under the Hurricane product name and through PCG's distribution channels under the PCS and Colormax brand names.

       Hurricane. The Hurricane product name is used with any pneumatic conveying equipment sold through the Feeder Group into any market. The Hurricane product line is produced at K-Tron's Canadian subsidiary, Hurricane Pneumatic Conveying Inc. in Brantford, Ontario, and equipment is shipped either to an end user site or a K-Tron assembly operation. Hurricane loaders, available as both self-contained and central vacuum systems, may be used on their own or in conjunction with K-Tron Soder feeders for the conveying of pellets and powders. In addition, any PCS or Colormax equipment sold by the Feeder Group would also be sold under the Hurricane product name.

       Colormax. The Colormax brand name is used with any pneumatic conveying equipment or material handling system sold through the Pneumatic Conveying Group into the plastics extrusion and molding industries, including Hurricane or PCS equipment. The Colormax product line is produced at our Colormax Limited subsidiary (purchased on October 2, 2000) in Telford, England. Products are marketed directly to end users and also through distributors. The Colormax product line includes self-contained and central vacuum systems, dryers, volumetric and gravimetric blenders, material storage bins and feeders for handling various resin materials in the molding or extrusion of consumer plastic products such as automotive components and plastic food containers.

       To differentiate itself from the competition, Colormax has introduced the first posimetric(R) feeder, the Posimax, for the industries that it serves. The Posimax is based on a patented technology for which K-Tron has obtained a worldwide exclusive license in the relevant fields of use. Posimetric(R) is a registered trademark of Stamet, Incorporated, the licensor. The Posimax feeds material based on the principle of lockup and eliminates material flow pulsation which is typical for screw feeders operating at low mass flow rates. The Posimax is available both as a volumetric and gravimetric feeder for free flowing materials. Our testing has shown that feeders based on the posimetric(R) principle have the most linear performance of any feeder type when measured over a turn down range of 100:1.

       PCS. The PCS brand name is used with any pneumatic conveying equipment or material handling system sold through the Pneumatic Conveying Group into the food, pharmaceutical and chemical industries, including Hurricane or Colormax equipment. PCS products and material handling systems are engineered and assembled at our Pneumatic Conveying Systems Limited subsidiary (purchased on November 30, 2001) in Stockport, England. The PCS product line includes standard vacuum conveyors for hard-to-handle materials, an all stainless steel pharmaceutical line of equipment and a variety of ancillary equipment. PCS's capabilities include expertise in conveying fragile products without degradation and designing dense phase vacuum conveying systems for the transport of products without segregation.

K-TRON ELECTRONICS

       K-Tron Electronics designs, produces and tests electronic assemblies for outside customers, as well as for use by us in our products, and also produces controller hardware for us. Its facilities, which are located in Blackwood, New Jersey, provide both automated surface mount and through-hole assembly capabilities as well as testing equipment.

CUSTOMERS

       We sell our equipment throughout the world to a wide variety of customers in our addressed markets, ranging from large, global companies to regional and local businesses. No single customer accounted for more than 10% of our total revenues in fiscal 2001.

MANUFACTURING AND SUPPLIERS

       Our primary manufacturing activities consist of the assembly, calibration and testing of equipment and the production of electronic assemblies and controllers. We also manufacture the weight sensors that are used in most of our gravimetric feeders. We assemble a number of components used in our products that are manufactured by others to our specifications. These components include sheet metal parts, screws, castings, integrated circuits, printed circuit boards and enclosures.

       We produce a number of basic feeder and pneumatic conveying equipment models. Feeder units are completed to specific customer orders, and customization is generally limited to combining existing mechanical and electronic modules to meet a customer's application requirements.

       Although certain components of our products are currently purchased from sole sources, we believe that comparable components can be obtained readily from alternative suppliers at prices competitive with those of our current sources. We have never had a significant production delay that was primarily attributable to an outside supplier.

PATENTS

       Our technology is protected by numerous patents in the United States and in other major countries that offer patent protection. Certain of our patents have expired and others will expire at various future dates. The loss of such patent protection is not expected to have a significant adverse effect on our business.

RESEARCH AND DEVELOPMENT

       We invest in research and development ("R&D") to maintain a technological leadership position in the feeding and pneumatic conveying equipment industries. R&D focuses on new products as well as on improvements to existing products, with particular emphasis on the application of weighing and control technologies and mechanical design improvements. Current efforts are aimed at developing new products, shortening the time spent in the development of such products, recycling existing product designs into lower cost products and analyzing the price/performance relationship for both new and existing products. A centralized R&D approach facilitates the development of common or compatible products.

       Our research and development expenses were $2,644,000, $3,182,000 and $3,353,000 in fiscal 2001, 2000 and 1999, respectively.

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

       We also design systems and assemble equipment for the pneumatic conveying market using our Hurricane, Colormax and PCS brands and products. The addressable market is very large, and our strategy is to target specific geographic and product markets. Our Colormax brand offers loaders, feeders and ancillary equipment to handle granular materials, which are primarily used by plastics molding and extrusion companies. Our PCS brand includes a standard and a pharmaceutical line of loaders and ancillary equipment to transport hard-to-handle powdery material, and this equipment is primarily used by pharmaceutical, food and chemical companies. Our Hurricane product line includes a line of filterless, dual cyclone loaders best suited to work as an integrated solution with K-Tron Soder feeders handling powdery and pelletized materials, and this equipment is primarily used by K-Tron Soder customers in the plastics compounding, food and pharmaceutical markets.

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

BACKLOG

       At the end of fiscal 2001, our backlog of unfilled orders was approximately $12,138,000, compared to a backlog of approximately $19,259,000 ($16,543,000 without the Hasler business) at the end of fiscal 2000, a decrease of 37.0% (26.6% without Hasler). The backlog of orders at the end of fiscal 2001, excluding Hasler, was lower than the 2000 year-end backlog primarily due to lower orders received at our facilities in Switzerland and the United States. The effect of foreign exchange translation was minimal when comparing year-end 2001 with 2000.

       The bulk of our backlog represents orders that will be ready for delivery in less than 120 days. Thus, except for shipments to be made later in the year in accordance with customer requests, it is expected that most of the backlog as of the end of fiscal 2001 will be shipped prior to April 30, 2002.

EMPLOYEES

       At the end of fiscal 2001, we had 379 employees, of which 206 were located in Europe, 156 in the United States, 10 in Singapore, 4 in Canada and 3 in China.

       None of our employees are represented by labor unions. We consider relations with our employees to be good.

ITEM 2.  PROPERTIES.

       In North America, we own a 92,000 square foot building located on a 17 acre tract in Pitman, New Jersey where we have manufacturing facilities, administrative offices, our corporate headquarters, research and development offices and a technical center for product demonstrations and training. A portion (approximately 10,000 square feet) of our Pitman facility is leased to a sheet metal business that is a major supplier to us. We also have leased facilities in Blackwood, New Jersey, where we produce electronic assemblies and controller hardware, and in Brantford, Ontario, where we assemble pneumatic conveying equipment in the Hurricane product line.

       In Niederlenz, Switzerland, we own a 65,000 square foot building, where we have manufacturing facilities and a technical center for product demonstrations, and an adjacent five floor, 40,000 square foot office building that houses administrative offices, training facilities and research and development offices. In 2001, approximately one-half of one floor of the office building was leased to a third party. We also occupy an adjacent leased facility where we manufacture weight sensors.

       Certain sales and service activities are conducted at a K-Tron-owned facility in the United Kingdom (20% leased to a third party) and in leased office space in Germany, France, Singapore and China. We lease a facility in Telford, England, where we assemble Colormax products and have office space for that brand. We also lease a facility in Stockport, England, where we specialize in the design of customized solutions for a broad range of pneumatic conveying problems and assemble PCS products.

       As of July 31, 2001, our German subsidiary began leasing all of a Company-owned facility to the buyer of our former Hasler business.

       We believe that our present facilities will be sufficient to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

       There are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       This item is not applicable because there were no matters submitted to a vote of security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

       Our current executive officers are as follows:

                  Name                               Age                        Position

         Edward B. Cloues, II                        54                Chairman of the Board of Directors
                                                                       and Chief Executive Officer

         Kevin C. Bowen                              50                Senior Vice President, Feeder Group
                                                                       and President and Chief Executive
                                                                       Officer of K-Tron America, Inc.

         Lukas Guenthardt                            43                Senior Vice President,
                                                                       Pneumatic Conveying Group
                                                                       and Chief Strategy Officer

         Ronald R. Remick                            55                Senior Vice President,
                                                                       Chief Financial Officer and Treasurer

       Edward B. Cloues, II has been a director since July 1985 and was most recently reelected at the 2001 annual meeting of shareholders. He became Chairman of the Board of Directors and Chief Executive Officer of the Company on January 5, 1998. From May 1985 until May 1998, Mr. Cloues served as Secretary of the Company. Prior to joining the Company in 1998, Mr. Cloues was a senior partner in the law firm of Morgan, Lewis & Bockius LLP, which is the Company's general counsel. He is also a director and non-executive Chairman of the Board of AMREP Corporation and a director of AmeriQuest Technologies, Inc. and Penn Virginia Corporation.

       Kevin C. Bowen has been Senior Vice President, Feeder Group of the Company since June 2000 and President and Chief Executive Officer of K-Tron America, Inc. since March 1995. From March 1994 to March 1995, Mr. Bowen was President of K-Tron North America, the North American sales division of K-Tron America. Mr. Bowen served as President of K-Tron America from May 1990 to March 1994 and has been with the Company in various other capacities since 1979.

       Lukas Guenthardt has been Senior Vice President, Pneumatic Conveying Group and Chief Strategy Officer of the Company since February 2002. Prior to that, he was Senior Vice President, New Businesses and Chief Strategy Officer from June 2000 to February 2002 and Senior Vice President - Strategic Planning, Product Development and Marketing from June 1998 to June 2000. Mr. Guenthardt was Managing Director of K-Tron (Schweiz) AG ("K-Tron Switzerland") from July 1995 to June 1, 1998, Managing Director of the Soder Division of K-Tron Switzerland from March 1994 to July 1995, and Director of International Research and Development of the Company from July 1992, when he joined K-Tron, until March 1994.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Our Common Stock trades on the Nasdaq National Market under the symbol "KTII." The following table sets forth the high and low sales prices for each quarter in fiscal 2000 and 2001 as quoted on the Nasdaq National Market.

Fiscal Year 2000                                               High                       Low
----------------                                               ----                       ---
First Quarter . . . . . . . . . . . . . . . . . . .           $17.875                   $12.875
Second Quarter. . . . . . . . . . . . . . . . . .             $16.375                   $14.438
Third Quarter . . . . . . . . . . . . . . . . . . .           $17.938                   $15.250
Fourth Quarter . . . . . . . . . . . . . . . . . .            $18.750                   $16.938

Fiscal Year 2001
----------------
First Quarter . . . . . . . . . . . . . . . . . . .           $18.750                   $13.750
Second Quarter . . . . . . . . . . . . . . . . . .            $15.120                   $12.250
Third Quarter . . . . . . . . . . . . . . . . . . .           $13.250                   $ 9.000
Fourth Quarter . . . . . . . . . . . . . . . . . .            $11.750                   $ 9.510

       On February 28, 2002, the closing price of a share of K-Tron Common Stock as quoted on the Nasdaq National Market was $13.25.

       There were 248 record holders of our Common Stock on February 28, 2002.

DIVIDEND POLICY

       We have never paid a cash dividend on our Common Stock, and we currently intend to retain all future earnings for use in our business. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. In addition, one of our credit facilities contains certain restrictions on the transfer of funds that may limit our ability to declare and pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.

       The selected consolidated financial data presented below for, and as of the end of, each of our last five fiscal years have been derived from and are qualified by reference to our consolidated financial statements. Our consolidated financial statements for the fiscal years ended December 29, 2001, December 30, 2000, January 1, 2000, January 2, 1999 and January 3, 1998 have been audited by Arthur Andersen LLP, independent public accountants.

       This information should be read in conjunction with our consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

       We have not paid any cash dividends on our shares of Common Stock during the periods presented.

                                                                               FISCAL YEAR ENDED
                                                          ----------------------------------------------------------------
                                                          DEC. 29       DEC. 30         JAN. 1        JAN. 2        JAN. 3
                                                             2001         2000           2000          1999          1998
                                                          -------       -------         ------        ------        ------
FINANCIAL SUMMARY ($000):
  Revenues                                                $71,819        $84,912       $87,887       $89,142       $87,152
  Income before taxes                                       1,279          8,008         8,644         8,718         7,309
  Net income                                                1,048          5,838         6,759         6,593         5,444
  Total assets                                             47,644         54,421        54,770        56,617        54,249
  Working capital                                          15,565         13,770        14,057        11,446         9,423
  Additions to property, plant and equipment                2,144          3,699         2,605         2,713         3,000
  Depreciation and amortization                             2,921          3,138         3,362         3,158         2,977

PER SHARE ($):
  Basic net earnings                                        $0.43          $2.30         $2.28         $2.10         $1.72
  Diluted net earnings                                       0.43           2.25          2.23          2.03          1.69
  Book value                                                 8.87           8.75          8.61          7.34          5.87

CAPITALIZATION ($000):
  Shareholders' equity                                    $21,561        $21,311       $25,210       $22,274       $18,892
  Long-term debt                                           12,499         12,390         7,252         9,638        10,619
  Short-term debt (1)                                       2,186          3,595         4,627         1,534         3,148
  Total debt                                               14,685         15,985        11,879        11,172        13,767

RATIOS:

  Return on average shareholders' equity (%)                  4.9           25.1          28.4          32.0          33.9
  Return on revenues (%)                                      1.5            6.9           7.7           7.4           6.2
  Long-term debt to shareholders' equity (%)                 58.0           58.1          28.8          43.3          56.2
  Current assets to current liabilities                       2.2            1.7           1.6           1.5           1.4
  Average inventory turnover                                  3.8            4.2           4.7           4.7           4.1
  Average accounts receivable turnover                        4.2            4.3           4.4           5.2           5.5

OTHER DATA:
  Shares outstanding (000) (2)                              2,431          2,436         2,927         3,033         3,218
  Shareholders of record                                      251            258           287           304           342
  Number of employees                                         379            522           475           496           491

(1)    Including current portion of long-term debt.

(2) Net of treasury stock of 1,053 for fiscal year 1997, 1,295 for fiscal year 1998, 1,447 for fiscal year 1999, 1,968 for fiscal year 2000 and 2,001 for fiscal year 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references to 2001, 2000 and 1999 mean the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

RESULTS OF OPERATIONS

       In 2001, 2000 and 1999, K-Tron reported net income of $1,048,000, $5,838,000 and $6,759,000, respectively.

       Revenues and net income for 2001 declined significantly from 2000 and 1999 levels (even before the loss on the sale of the Hasler business noted below), reflecting a weak global economy, particularly in the United States, and a steep decline in capital equipment spending, especially in the plastics and chemical industries.

       We are an international company, and we derived approximately 58%, 53% and 59% of our 2001, 2000 and 1999 revenues, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. Since we operate globally, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars and the impact of transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.

       On July 31, 2001, we sold our Hasler heavy feeder business to our largest distributor of Hasler equipment and recorded a pretax loss of $620,000. The assets sold were primarily inventory and fixed assets. The buyer took over operation of our Hasler leased sales office in Neuchatel, Switzerland and leased from us a Company-owned facility in Lengerich, Germany. The purchase price consisted of a combination of one million Swiss francs cash ($594,000), promissory notes in the principal amount of three million seventeen thousand three hundred twenty-seven Swiss francs (approximately $1,792,000) which bear interest and amortize over seven years and a less than 20% equity position in the buyer. We retained all of the Hasler accounts receivable and payables at the time of the sale as well as the building in Lengerich, Germany which, as noted above, is being leased to the buyer.

       In December 2001, we sold our Swiss machine and welding shops to a Swiss machine shop company and recorded a pretax gain of $242,000. The purchase price consisted of a combination of three hundred thousand Swiss francs cash ($182,000) and a seven hundred thousand Swiss franc obligation ($420,000), which is supported by a bank guaranty.

       The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

                                                                  Fiscal Year
                                                   ----------------------------------------
                                                   2001             2000               1999
                                                   ----             ----               ----
Total revenues                                     100.0%            100.0%             100.0%
Cost of revenues                                    59.9              55.4               55.7
                                                    ----              ----               ----
Gross profit                                        40.1              44.6               44.3
Selling, general and administrative                 33.2              30.2               30.1
Research and development                             3.7               3.7                3.8
                                                     ---               ---                ---
Operating income                                     3.2              10.7               10.4
Interest                                             1.4               1.3                0.6
                                                     ---               ---                ---
Income before income taxes                           1.8%              9.4%               9.8%
                                                     ===               ===                ===

Year-end backlog (at year-end 2001 foreign
exchange rates, in thousands)
Backlog including Hasler business                $12,138           $18,727            $17,038
                                                 =======           =======            =======
Backlog excluding Hasler business (sold          $12,138           $16,156            $13,130
July 31, 2001)                                   =======           =======            =======



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

       In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the euro/Swiss franc (for sales from the Company's Swiss manufacturing facility) exchange rates. For 2001, 2000 and 1999, the changes in these and the U.S. dollar/euro exchange rates were as follows:

                                                                            Fiscal Year
                                                        -----------------------------------------------
                                                        2001               2000                   1999
                                                        ----               ----                   ----
Average U.S. dollar equivalent of
 one Swiss franc                                       0.594               0.593                  0.664
% change vs. prior year                                           0.2%                -10.7%

Average U.S. dollar equivalent of
 one euro                                              0.896               0.924                  1.064
% change vs. prior year                                          -3.0%                -13.2%

Average Swiss franc equivalent of
 one euro                                              1.508               1.558                  1.602
% change vs. prior year                                          -3.2%                 -2.8%


       Total revenues decreased by $13,093,000 or 15.4% ($8,077,000 or 10.7%
without Hasler) in 2001 compared to 2000. Most of the 2001 revenue decrease was in North America, reflecting the weak economy and a steep decline in capital equipment spending in the plastics and chemical industries, with a small portion of the decrease coming from a reduction in Hasler revenues in Western Europe. The effect of foreign exchange translation was minimal when comparing 2001 with 2000.

       Total revenues decreased by $2,975,000 or 3.4% in 2000 compared to 1999. North American revenues increased and Western European revenues decreased in 2000 compared to 1999. If the average exchange translation rates for 2000 were applied to 1999, revenues would have increased by 3.9% in 2000.

       Gross profit as a percent of total revenues decreased to 40.1% in 2001 as compared to 44.6% in 2000 and 44.3% in 1999. The decrease in gross profit was primarily due to geographic and product sales mix, and partly due to the deterioration in economic conditions discussed above, which led to fixed costs being absorbed over a smaller revenue base.

       Selling, general and administrative (SG&A) expense decreased by $1,785,000 or 7.0% in 2001 compared to 2000 ($2,163,000 or 8.4% after excluding the loss on sale of the Hasler business and gain on sale of the Swiss machine and welding shops discussed above) and by $833,000 or

3.1% in 2000 compared to 1999. The decrease in 2001 SG&A was primarily due to lower commissions on the reduced revenues, fewer employees and the elimination of Hasler SG&A after July 31, 2001 offset in part by the $378,000 net loss on the assets sold. The decrease in 2000 SG&A was due to the lower foreign exchange translation rates of certain foreign currencies into U.S. dollars offset in part by the 1999 restructuring costs of $710,000 relating to the Hasler business. As a percent of total revenues, SG&A was 33.2% in 2001, 30.2% in 2000 and 30.1% in 1999.

       Research and development (R&D) expenditures decreased by $538,000 or 16.9% in 2001 compared to 2000 and by $171,000 or 5.1% in 2000 as compared to 1999. R&D decreased in 2001 as compared to 2000 due to lower staff costs, partly resulting from the sale of the Hasler business. R&D expense when expressed in local currencies increased in 2000 when compared to 1999 due to greater emphasis on the development of new products. R&D expense as a percent of total revenues was 3.7% in 2001 and 2000 and 3.8% in 1999.

       Interest expense decreased by $53,000 or 4.9% in 2001 as compared to 2000 and increased by $586,000 or 118% in 2000 as compared to 1999. The 2001 decrease was due to lower interest rates and debt reductions while the 2000 increase was primarily due to interest on funds borrowed in March 2000 related to the repurchase of 508,000 shares of our Common Stock, which is discussed below in the liquidity section, partly offset by the effects of lower foreign exchange translation rates. Interest expense as a percent of total revenues was 1.4% in 2001, 1.3% in 2000 and 0.6% in 1999.

       Income before income taxes was $1,279,000 in 2001, $8,008,000 in 2000 and $8,644,000 in 1999. The changes during the periods were the result of the items discussed above.

       The 2001, 2000 and 1999 provisions for income tax of $231,000, $2,170,000 and $1,885,000, respectively, related primarily to our results in the United States and Germany. The effective tax rates were 18.1% for 2001, 27.1% for 2000 and 21.8% for 1999. The lower effective tax rate in 2001 versus 2000 was primarily due to a one-time benefit from a German tax law change. The higher effective tax rate in 2000 as compared to 1999 was due to a greater proportion of income in the United States as compared to Switzerland where we did not provide for any income tax in 2000 and 1999 due to net operating loss carryforwards. We have state and foreign tax loss carryforwards that total $6,600,000 and $505,000, respectively, which, if realized, would have an estimated future net income benefit of $315,000 and $148,000, respectively.

       We do not believe that inflation has had a material impact on the results of operations during the last three years.

       Our backlog at constant foreign exchange rates decreased by 35.2% (24.9% without the Hasler business) at the end of 2001 compared to 2000 due to lower orders received at our facilities in Switzerland and the United States. The bulk of the year-end 2001 backlog consisted of orders that should be ready for delivery in less than 120 days. Our backlog at constant foreign exchange rates increased by 9.9% (23.0% without the Hasler business) at the end of 2000 compared to 1999, primarily due to increased orders from customers in the United States.

LIQUIDITY AND CAPITAL RESOURCES

       On March 20, 2000, our U.S. manufacturing subsidiary borrowed $7,000,000 under a term loan facility with a U.S. bank, and we used these funds, together with $1,194,000 of available cash and a borrowing of $950,000 on a $5,000,000 revolving credit facility with the same bank, to repurchase 508,000 shares of our Common Stock. The $7,000,000 term loan is payable in equal monthly installments of principal plus accrued interest over a four year period and is secured by liens on the same collateral which secures the revolving credit loan and also a separate mortgage loan from the same U.S. bank. One-half of the term loan bears interest at the fixed rate of 8.23% for the first two years and as of February 4, 2002 will be adjusted to a variable rate basis of one month LIBOR plus 1.85 percent, and the other half is subject to the same variable rate basis of interest equal to one month LIBOR plus 1.85 percent (3.96% at December 29, 2001). At December 29, 2001, there was $4,083,000 outstanding under the term loan. The term loan facility requires that we maintain certain specific ratios of consolidated debt to net worth, minimum annual debt coverage and minimum levels of net worth, calculated at the end of each fiscal year. In 2001 and 2000, we were in compliance with all of these covenants.

       At December 29, 2001, our Swiss subsidiary had separate credit facilities totaling 17.5 million Swiss francs ($10.4 million) with three Swiss banks. The Company's real property in Switzerland is pledged as collateral. As of December 29, 2001, there were long-term borrowings outstanding of 10.3 million Swiss francs ($6.1 million) with the remaining 7.2 million Swiss francs ($4.3 million) available for short-term borrowings. The annual interest rates on the long-term borrowings range from 3.375% to 4.5%.

       In June 1998, our U.S. manufacturing subsidiary refinanced its 20-year mortgage debt with a U.S. bank for $2,700,000 at an annual interest rate of 7.625%. Monthly principal and interest payments of $25,143 are amortized over 15 years. Every five years the lender has the right to review this borrowing and adjust its terms, including due dates and interest rates, with the first such right occurring in June 2003. At December 29, 2001, the remaining amount owed under this borrowing was $2,329,000.

       Also in June 1998, our U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with a U.S. bank that provides for a maximum borrowing of $5,000,000. This credit facility has now been extended through July 2003. The annual interest rate as of December 29, 2001 was 4.5%. At December 29, 2001, there was $1,125,000 borrowed under this facility, and $3,875,000 was available for future borrowings.

       Our capitalization at the end of 2001, 2000 and 1999 is set forth below:

(Dollars in thousands)

                                                                   Fiscal Year
                                                     ----------------------------------------
                                                      2001             2000              1999
                                                      ----             ----              ----
Short-term debt, including current
 portion of long-term debt                         $ 2,186          $ 3,595          $  4,627
Long-term debt                                      12,499           12,390             7,252
                                                    ------           ------             -----
Total debt                                          14,685           15,985            11,879
Shareholders' equity                                21,561           21,311            25,210
                                                    ------           ------            ------

Total debt and shareholders' equity                $36,246          $37,296           $37,089
  (total capitalization)                           =======          =======           =======

Percent total debt to total capitalization           41%               43%              32%
Percent long-term debt to equity                     58%               58%              29%
Percent total debt to equity                         68%               75%              47%

       Total debt decreased by $1,300,000 in 2001 compared to the end of 2000 and increased in 2000 by $4,106,000 compared to the end of 1999. Total debt without the effect of foreign currency translation decreased by $1,257,000 in 2001 and increased by $3,788,000 in 2000.

       At the end of 2001 and 2000, working capital was $15,565,000 and $13,770,000, respectively, and the ratio of current assets to current liabilities was 2.18 and 1.67, respectively.

       In 2001 and 2000, we utilized internally generated funds and our lines of credit to meet our working capital needs, while in 2000 we also used bank borrowings and available cash to complete a share repurchase.

       Net cash provided by operating activities was $5,253,000 in 2001, $7,107,000 in 2000 and $2,995,000 in 1999. The decrease in operating cash flow in 2001 was primarily due to lower net income. The increase in operating cash flow in 2000 was primarily the result of a reduction in accounts receivable and an increase in accounts payable partly offset by an increase in inventories. Net income and depreciation and amortization were the principal components of cash provided by operating activities.

       The average number of days to convert accounts receivable to cash was 86 days in 2001 compared to 85 days in 2000 and 82 days in 1999. The average number of days to convert inventory into accounts receivable was 96 days in 2001 compared to 88 days in 2000 and 78 days in 1999.

       Net cash used in investing activities was $2,057,000, $4,267,000 and $2,804,000 in 2001, 2000 and 1999, respectively. Capital expenditures were $2,144,000, $3,699,000 and $2,605,000 in 2001, 2000 and 1999, respectively.
Funds used in 2001 to acquire Pneumatic Conveying Systems Limited were $621,000 while funds received from the sale of the assets of the Hasler business and the Swiss machine and welding shops described above were $776,000. Funds used in 2000 to acquire Colormax Limited were $491,000.

       Cash used in financing activities in 2001, 2000 and 1999 was primarily for the purchase of 43,700 shares of our Common Stock in 2001, 520,200 shares in 2000 and 166,400 shares in 1999, as well as for debt reduction in 2001. In 2001, 2000 and 1999, cash was obtained from operations, and cash was also obtained from long-term borrowings in 2000 and short-term borrowings in 1999. Cash and short-term investments increased to $2,214,000 at the end of 2001. Cash decreased to $553,000 at the end of 2000 from $3,093,000 a year earlier.

       Changes in foreign exchange rates, particularly with respect to the Swiss franc and euro, caused a translation decrease in shareholders' equity of $620,000 in 2001, $601,000 in 2000 and $1,754,000 in 1999.

CRITICAL ACCOUNTING POLICIES

     The Company believes the following represent its critical accounting policies:

Revenue Recognition

       The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and SAB 101B. SAB 101 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Based upon this judgment, revenue is recognized when risk of ownership and title to the product transfers to the customer, which usually occurs at the time goods are shipped. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

       Equipment sold is generally covered by a warranty of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, resulting in decreased gross profit.

Legal Contingencies

         We are currently involved in certain legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, of the effectiveness of our strategies, related to these proceedings.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include statements regarding our ability to find alternative suppliers for certain components, the effect of the expiration of our patents on our business, the expected time for shipments of our products to customers and the resulting effect on our backlog, the sufficiency of our facilities, our retention of all of our future earnings for use in our business, the effect of changes in foreign exchange rates on our business and the effect on our business of legal proceedings in which we are involved. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

       A wide range of factors could materially affect our future performance and financial and competitive position, including the following: (i) increasing price and product/service competition by domestic and foreign competitors, including new entrants; (ii) the mix of products/services sold by us; (iii) rapid technological changes and developments and our ability to continue to introduce competitive new products on a timely and cost-effective basis; (iv) changes in U.S. and global financial and currency markets, including significant interest rate and foreign currency exchange rate fluctuations; (v) protection and validity of patent and other intellectual property rights held by us and our competitors; (vi) the cyclical nature of our business as a capital goods supplier; (vii) possible future litigation and governmental proceedings; (viii) the availability of financing and financial resources in the amounts, at the times and on the terms required to support our future business, including capacity expansions and possible acquisitions; (ix) the loss of key customers, employees or suppliers; (x) the failure to carry out marketing and sales plans; (xi) the failure to integrate acquired businesses without substantial costs, delays or other operational or financial problems; (xii) economic, business and regulatory conditions and changes which may affect the level of new investments and purchases made by customers, including general economic and business conditions that are less favorable than expected; (xiii) domestic and international political and economic conditions; and (xiv) the outcome of any legal proceeding in which we are involved.

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

       The required information as to executive officers is set forth in Part I hereof and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

       The information called for by Item 11 of Form 10-K will be set forth under the caption "Executive Compensation" in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information called for by Item 12 of Form 10-K will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.



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

         3.     Exhibits. (see (c) below).

     (b)        Reports on Form 8-K.

                 Current Report on Form 8-K dated October 16, 2001 and filed with the Securities and Exchange Commission on October 17, 2001 reporting our adoption of a shareholder rights plan.

     (c)        Exhibits.

                 The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

2.1 Basic Agreement regarding the Assignment of Assets of the Hasler Division between K-Tron (Suisse) SA and MJ Enterprises SA dated July 31, 2001 (Filed as Exhibit 2.1 to our report on Form 10-Q for the quarterly period ended September 29, 2001 and incorporated herein by reference)

3.1 Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 ("1998 Form 10-K") and incorporated herein by reference)

3.2    By-Laws, as amended*

4.1 Form of Certificate for Shares of Common Stock (Filed as Exhibit 4.1 to the 1998 Form 10-K and incorporated herein by reference)

4.2 Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K dated October 16, 2001 and incorporated herein by reference)

10.1 1986 Stock Option Plan, as amended and restated (Filed as Exhibit 10.2.1 to our annual report on Form 10-K for the year ended January 4, 1992 ("1991 Form

       10-K") and incorporated herein by reference)**

10.2   1988 Stock Option Plan for Non-Employee Directors (Filed as Exhibit
       10.2.4 to our annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference)**

10.3 K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.4 Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan** *

10.5 K-Tron International, Inc. and Affiliated Companies Profit-Sharing and Thrift Plan, as amended and restated** *

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

10.9 Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick (Filed as Exhibit 10.9 to the our annual report on Form 10-K for the year ended January 1, 2000 ("1999 10-K") and incorporated herein by reference)**

10.10 Form of Employment Agreement with certain of our employees, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.11 Form of Indemnification Agreement with certain of our directors and officers listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to the 1999 Form 10-K and incorporated herein by reference)**

10.11A Supplement to Schedule 10.11, listing additional directors and officers who are parties to an Indemnification Agreement referenced in Exhibit 10.11.*

10.12 Note dated February 4, 2000 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit (b)(1) to Amendment No.1 to our Tender Offer Statement on Schedule TO dated February 16, 2000 and incorporated herein by reference)

10.13 Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.15 to the 1999 Form 10-K and incorporated herein by reference)

10.14 Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit 10.16 to the 1999 Form 10-K and incorporated herein by reference)

10.15 Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.17 to the 1999 Form 10-K and incorporated herein by reference)

10.16 Loan Modification Agreement dated as of July 22, 1999 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit 10.18 to the 1999 Form 10-K and incorporated herein by reference)

10.17 Loan Modification Agreement dated June 21, 2000 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit 10.19 to our annual report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference)

10.18 Loan Modification Agreement dated June 25, 2001 between K-Tron America, Inc. and The Bank of Gloucester County*

10.19 Letter Agreement dated November 30, 2001 among K-Tron International, Inc., K-Tron America, Inc. and The Bank of Gloucester County*

21.1   Subsidiaries*

23.1   Consent of Arthur Andersen LLP*

24.1   Power of Attorney (Included on Signature Page)*

99.1   Letter responsive to Temporary Note 3T to Article 3 of Regulation S-X.*

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

                                                  K-TRON INTERNATIONAL, INC.


Date:  March 20, 2002                             By /s/ Edward B. Cloues, II
                                                     -------------------------
                                                         Edward B. Cloues, II
                                                         Chief Executive Officer


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


Signature                                      Date                                Capacity
---------                                      ----                                --------


 /s/ Edward B. Cloues, II                      March 20, 2002                      Chief Executive Officer
----------------------------                                                       (principal executive officer)
      Edward B. Cloues, II                                                         and Chairman of the Board of
                                                                                   Directors



 /s/ Ronald R. Remick                          March 20, 2002                      Senior Vice President, Chief
----------------------------                                                       Financial Officer and Treasurer
      Ronald R. Remick                                                             (principal financial officer)


 /s/ Alan R. Sukoneck                          March 20, 2002                      Vice President, Chief
----------------------------                                                       Accounting and Tax Officer
      Alan R. Sukoneck                                                             (principal accounting officer)

Signature                                      Date                                Capacity
---------                                      ----                                --------


 /s/ Norman Cohen                              March 18, 2002                      Director
---------------------------------
      Norman Cohen



 /s/ Robert A. Engel                           March 19, 2002                      Director
---------------------------------
      Robert A. Engel



 /s/ Edward T. Hurd                            March 20, 2002                      Director
---------------------------------
      Edward T. Hurd



 /s/ Richard J. Pinola                         March 20, 2002                      Director
---------------------------------
      Richard J. Pinola

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 29, 2001
TOGETHER WITH AUDITORS' REPORT

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                           F-2

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES:

   Consolidated Balance Sheets - December 29, 2001 and December 30, 2000                           F-3

   Consolidated Statements of Income for the Fiscal Years Ended December 29,
     2001, December 30, 2000 and January 1, 2000                                                   F-5

   Consolidated Statements of Changes in Shareholders' Equity for the Fiscal
     Years Ended December 29, 2001, December 30, 2000 and January 1, 2000                          F-6

   Consolidated Statements of Cash Flows for the Fiscal Years Ended
     December 29, 2001, December 30, 2000 and January 1, 2000                                      F-7

   Notes to Consolidated Financial Statements                                                      F-9

SCHEDULE:
   Schedule II--Valuation and Qualifying Accounts                                                  S-1

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To K-Tron International, Inc.:

We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. (a New Jersey corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-Tron International, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/Arthur Andersen LLP





Philadelphia, Pennsylvania
February 6, 2002

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                             (dollars in thousands)



                                                                                 December 29,        December 30,
                                                                                     2001               2000
                                                                              -----------------   ----------------

CURRENT ASSETS:
   Cash and cash equivalents                                                     $       2,214       $         553
   Accounts receivable, net of allowance for
     doubtful accounts of $687 and $778                                                 14,723              19,139
   Inventories                                                                          10,212              12,446
   Deferred income taxes                                                                   326                 326
   Prepaid expenses and other current assets                                             1,293               1,723
                                                                              ----------------    ----------------

              Total current assets                                                      28,768              34,187

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation of $25,830 and $27,736                                      13,848              15,470

PATENTS, net of accumulated amortization of $649
   and $589                                                                                799                 879

GOODWILL, net of accumulated amortization
   of $365 and $4,523                                                                    2,053               3,825

NOTES RECEIVABLE AND OTHER ASSETS                                                        2,176                  60
                                                                              ----------------    ----------------

              Total assets                                                       $      47,644       $      54,421
                                                                              ================    ================





  The accompanying notes are an integral part of these consolidated financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                    (dollars in thousands, except share data)


                                                                                     December 29,       December 30,
                                                                                         2001               2000
                                                                                 -----------------  ----------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                             $         2,186    $         3,595
   Accounts payable                                                                        4,218              8,889
   Accrued expenses and other current liabilities                                          4,547              5,047
   Accrued commissions                                                                     1,220              1,572
   Customer advances                                                                       1,032              1,314
                                                                                 ---------------    ---------------

              Total current liabilities                                                   13,203             20,417
                                                                                 ---------------    ---------------

LONG-TERM DEBT, net of current portion                                                    12,499             12,390
                                                                                 ---------------    ---------------

DEFERRED INCOME TAXES                                                                        381                303
                                                                                 ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (Note 12)
SERIES A AND B JUNIOR PARTICIPATING PREFERRED SHARES, $.01 par value, 50,000
   shares authorized; none issued                                                             --                 --

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 950,000 shares
     authorized; none issued                                                                  --                 --
   Common stock, $.01 par value; 50,000,000 shares authorized; 4,432,742 and
     4,403,871 shares issued                                                                  44                 44
   Paid-in capital                                                                        16,697             16,437
   Retained earnings                                                                      35,484             34,436
   Cumulative translation adjustment                                                      (3,167)            (2,547)
                                                                                 ---------------    ---------------

                                                                                          49,058             48,370
   Treasury stock, 2,001,250 and 1,967,550 shares, at cost                               (27,497)           (27,059)
                                                                                 ---------------    ---------------

              Total shareholders' equity                                                  21,561             21,311
                                                                                 ---------------    ---------------

              Total liabilities and shareholders' equity                         $        47,644    $        54,421
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

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (dollars in thousands, except share data)



                                                                          For the Fiscal Years Ended
                                                           ------------------------------------------------------
                                                             December 29,        December 30,        January 1,
                                                                 2001                2000               2000
                                                           -----------------  -----------------   ---------------

REVENUES                                                    $       71,819     $       84,912      $       87,887

COST OF REVENUES                                                    43,022             47,010              48,931
                                                           ---------------    ---------------     ---------------

              Gross profit                                          28,797             37,902              38,956
                                                           ---------------    ---------------     ---------------
OPERATING EXPENSES:
   Selling, general and administrative                              23,846             25,631              26,464
   Research and development                                          2,644              3,182               3,353
                                                           ---------------    ---------------     ---------------
                                                                    26,490             28,813              29,817
                                                           ---------------    ---------------     ---------------
              Operating income                                       2,307              9,089               9,139
INTEREST EXPENSE                                                     1,028              1,081                 495
                                                           ---------------    ---------------     ---------------
              Income before income taxes                             1,279              8,008               8,644
INCOME TAX PROVISION                                                   231              2,170               1,885
                                                           ---------------    ---------------     ---------------
              Net income                                    $        1,048     $        5,838      $        6,759
                                                            ==============     ==============      ==============
BASIC EARNINGS PER SHARE                                    $         0.43     $         2.30      $         2.28
                                                            ==============     ==============      ==============
DILUTED EARNINGS PER SHARE                                  $         0.43     $         2.25      $         2.23
                                                            ==============     ==============      ==============
AVERAGE COMMON SHARES OUTSTANDING                                2,435,000          2,541,000           2,962,000

AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING          2,465,000          2,595,000           3,026,000





  The accompanying notes are an integral part of these consolidated financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (dollars in thousands)


                                       Common Stock         Paid-in                 Cumulative       Treasury Stock
                                  --------------------                 Retained     Translation  ---------------------
                                     Shares     Amount      Capital     Earnings    Adjustment       Shares     Amount      Total
                                  ----------  --------    ----------------------   -----------   -----------  --------     -------

BALANCE,

   JANUARY 2, 1999                 4,328,555  $      43   $  15,505    $  21,839   $      (192)   1,295,450   $  (14,921)  $ 22,274
     Comprehensive income-
       Net income                         --         --          --        6,759            --           --           --      6,759
       Translation adjustments            --         --          --           --        (1,754)          --           --     (1,754)
                                                                                                                            --------
       Total comprehensive
         income                                                                                                               5,005
                                                                                                                           --------
     Issuance of stock                45,950          1         598           --            --      (14,500)         168        767
     Purchase of treasury shares          --          --         --           --            --      166,400       (2,836)    (2,836)
                                  ----------  ----------  ----------   ----------  ------------  ----------   ----------   --------

BALANCE,

   JANUARY 1, 2000                 4,374,505          44     16,103       28,598        (1,946)   1,447,350      (17,589)    25,210
     Comprehensive income-
       Net income                         --          --         --        5,838            --          --            --      5,838
       Translation adjustments            --          --         --           --          (601)         --            --       (601)
                                                                                                                            --------
       Total comprehensive
         income                                                                                                               5,237
                                                                                                                           --------
     Issuance of stock                29,366          --        334           --            --          --           --         334
     Purchase of treasury shares          --          --         --           --            --     520,200       (9,470)     (9,470)
                                  ----------  ----------  ----------   ----------  ------------  ----------   ----------   --------

BALANCE,

   DECEMBER 30, 2000               4,403,871         44      16,437       34,436        (2,547)   1,967,550      (27,059)    21,311
     Comprehensive income-
       Net income                     --          --          --           1,048         --          --           --          1,048
       Translation adjustments        --          --          --           --             (620)      --           --           (620)
                                                                                                                           --------
       Total comprehensive
         income                                                                                                                 428
                                                                                                                           --------
     Issuance of stock                28,871      --            260        --            --         (10,000)         138        398
     Purchase of treasury shares      --          --          --           --            --          43,700         (576)      (576)
                                  ----------  ----------  ----------   ----------  ------------  ----------   ----------   --------

BALANCE,

   DECEMBER 29, 2001               4,432,742  $      44   $  16,697    $  35,484   $    (3,167)   2,001,250   $  (27,497)  $ 21,561
                                  ==========  =========   =========    =========   ===========   ==========   ==========   ========



  The accompanying notes are an integral part of these consolidated financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)



                                                                            For the Fiscal Years Ended
                                                             -------------------------------------------------------
                                                                December 29,       December 30,        January 1,
                                                                    2001                2000              2000
                                                             -----------------   -----------------  ----------------

OPERATING ACTIVITIES:
   Net income                                                $         1,048     $         5,838    $         6,759
   Adjustments to reconcile net income to
     net cash provided by operating activities-
       Loss on disposition of assets                                     378                  --                 --
       Depreciation and amortization                                   2,921               3,138              3,362
       Amortization of deferred gain on
         sale/leaseback transaction                                       --                (271)              (367)
       Deferred income taxes                                              78                 147                226
       Changes in assets and liabilities--
         Accounts receivable, net                                      5,269                 878             (3,298)
         Inventories                                                     876              (2,427)              (299)
         Prepaid expenses and other
           current assets                                                406                (246)              (495)
         Other assets                                                    (24)                (43)               170
         Accounts payable                                             (4,811)              3,360               (786)
         Accrued expenses and other
           current liabilities                                          (888)             (3,267)            (2,277)
                                                             ---------------     ---------------    ---------------

                Net cash provided by
                  operating activities                                 5,253               7,107              2,995
                                                             ---------------     ---------------    ---------------

INVESTING ACTIVITIES:
   Proceeds from disposition of assets                                   776                  --                 --
   Business acquired                                                    (621)               (491)                --
   Capital expenditures                                               (2,144)             (3,699)            (2,605)
   Investment in patents                                                 (68)                (77)              (199)
                                                             ---------------     ---------------    ---------------

                Net cash used in investing activities                 (2,057)             (4,267)            (2,804)
                                                             ---------------     ---------------    ---------------


                                   (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)



                                                                            For the Fiscal Years Ended
                                                             ------------------------------------------------------
                                                                December 29,       December 30,         January 1,
                                                                    2001                2000               2000
                                                             -----------------   -----------------  ---------------

FINANCING ACTIVITIES:
   Net (payments) borrowings under notes payable to banks    $           286     $        (2,528)   $         2,511
   Proceeds from issuance of long-term debt                              412               7,950                 --
   Principal payments on long-term debt                               (1,955)             (1,634)              (550)
   Purchase of treasury stock                                           (576)             (9,470)            (2,836)
   Proceeds from issuance of common stock                                398                 334                767
                                                             ---------------     ---------------    ---------------
              Net cash used in
                financing activities                                  (1,435)             (5,348)              (108)
                                                             ---------------     ---------------    ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                          (100)                (32)              (210)
                                                             ---------------     ---------------    ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,661              (2,540)              (127)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                     553               3,093              3,220
                                                             ---------------     ---------------    ---------------
   End of year                                               $         2,214     $           553    $         3,093
                                                             ===============     ===============    ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for-
       Interest                                              $           944     $           945    $           496
                                                             ===============     ===============    ===============
       Income taxes                                          $           268     $         2,225    $         1,663
                                                             ===============     ===============    ===============








  The accompanying notes are an integral part of these consolidated financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS:


K-Tron International, Inc. and its subsidiaries (the Company) design, produce, market, and service gravimetric and volumetric feeders, pneumatic conveying systems and related equipment for processing bulk solids in a wide variety of manufacturing processes and industries. The Company has manufacturing facilities in the United States, Switzerland, the United Kingdom and Canada, and its equipment is sold throughout the world.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company's fiscal year is reported on a fifty-two/fifty-three week period. Fiscal years ended December 29, 2001 (referred to herein as 2001), December 30, 2000 (referred to herein as 2000), and January 1, 2000 (referred to herein as 1999) each include fifty-two weeks.

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

Goodwill

Excess of cost over net assets acquired is amortized on a straight-line basis over 15 to 30 years for acquisitions consummated prior to July 1, 2001. Subsequent to an acquisition, the Company evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of this asset may warrant revision or that the remaining balance may not be recoverable.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for differences between amounts shown for financial reporting purposes and those included with tax return filings that will reverse in future periods. Additionally, the effects of income taxes are measured based upon enacted tax laws and rates.

Revenue Recognition

Revenue is recognized when risk of ownership and title to the product transfers to the customer, which usually occurs at the time goods are shipped.

Research and Development

Expenditures for research, development and engineering of products are expensed as incurred.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at current rates of exchange at year-end. Revenues and expenses are translated at average rates prevailing during the year. The Company incurred foreign currency transaction losses of approximately $160,000 and $80,000 for 2001 and 2000, respectively, and a gain of $98,000 for 1999. Translation gains and losses are recorded as a separate component of shareholders' equity.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141, which was adopted by the Company as of the beginning of fiscal 2002, requires all business combinations to be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. This pronouncement applies to all business combinations for which the acquisition date was July 1, 2001 or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The pronouncement provides that goodwill and some intangibles will no longer be amortized on a recurring basis. Instead, goodwill and intangible assets with an indefinite life will be subject to an initial impairment test within six months of adoption of SFAS No. 142 and annually thereafter. The pronouncement also requires disclosure of certain information about goodwill and other intangible assets subsequent to their acquisition. The Company adopted SFAS No. 142 as of the beginning of fiscal 2002. Amortization expense was $345,000 during fiscal 2001, or $0.14 per share. The Company is still evaluating the impact of adopting this pronouncement on its financial statements for 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company was required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2002. The Company is currently evaluating the impact of both SFAS No. 143 and No. 144.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

3. DISPOSITION OF ASSETS:

On July 31, 2001, the Company sold its Hasler heavy feeder business to its largest distributor of Hasler equipment and recorded a pretax loss of $620,000. The assets sold were primarily inventory and fixed assets. The buyer took over operation of the Hasler leased sales office in Neuchatel, Switzerland and Company-owned facility in Lengerich, Germany.

The purchase price consisted of a combination of one million Swiss francs cash (approximately $594,000), promissory notes in the principal amount of three million seventeen thousand three hundred twenty seven Swiss francs (approximately $1,792,000) which bear interest and amortize over seven years, and a less than 20% equity position in the buyer. The Company retained all of the Hasler accounts receivable and payables at the time of the sale as well as a building in Lengerich, Germany which is being leased to the buyer.

In December 2001, the Company sold its Swiss machine and welding shops and recorded a pretax gain of $242,000. The purchase price consisted of a combination of three hundred thousand Swiss francs cash (approximately $182,000) and a seven hundred thousand Swiss franc obligation (approximately $420,000), which is supported by a bank guaranty.

Both of these amounts are included in selling, general and administrative expenses on the consolidated statements of income.

4. INVENTORIES:

Inventories consist of the following:

                                                                    2001                2000
                                                             -----------------   ---------------
                                                                       (in thousands)

           Components                                        $         8,416     $         9,773
           Work-in-process                                             1,692               2,530
           Finished goods                                                104                 143
                                                             ---------------     ---------------

                                                             $        10,212     $        12,446
                                                             ===============     ===============

5. PROPERTY, PLANT AND EQUIPMENT:


Property, plant and equipment consists of the following:

                                                                    2001                2000
                                                             -----------------   ---------------
                                                                         (in thousands)

           Land                                              $         1,015     $         1,051
           Buildings and improvements                                 16,256              16,602
           Automotive equipment                                          760                 653
           Machinery and equipment                                     9,801              12,201
           Furniture and fixtures                                     11,846              12,699
                                                             ---------------     ---------------
                                                                      39,678              43,206
           Less- Accumulated depreciation
               and amortization                                      (25,830)            (27,736)
                                                             ---------------     ---------------
                                                             $        13,848     $        15,470
                                                             ===============     ===============

Depreciation of property, plant and equipment for 2001, 2000 and 1999 was $2,496,000, $2,576,000 and $2,760,000, respectively.

6.   NOTES PAYABLE TO BANKS AND LONG-TERM DEBT:

The self-tender offer discussed in Note 8 was financed by using $1,194,000 of available cash, a $7 million term loan obtained from a U.S. bank on February 4, 2000 and $950,000 from an existing $5 million line of credit with that same bank. The $7 million term loan is payable in equal monthly installments of principal plus accrued interest over a period of four years which commenced May 1, 2000 and is secured by liens on the same collateral securing other loans from the same U.S. bank. One-half of the term loan facility bears interest at the fixed rate of 8.23% for the first two years and as of February 4, 2002 will be subject to a variable rate of interest equal to one month LIBOR plus 1.85%. The other half is subject to a variable rate of interest equal to one month LIBOR plus 1.85% (3.96% at December 29, 2001). As of December 29, 2001, the Company had a total of $4,083,000 outstanding under the term loan facility. The term loan facility requires that the Company maintain certain specified ratios of consolidated debt to net worth, minimum annual debt coverage and minimum levels of net worth. At December 29, 2001, the Company was in compliance with these covenants.

At December 29, 2001, the Company's Swiss subsidiary had separate credit facilities totaling 17.5 million Swiss francs (approximately $10.4 million) with three Swiss banks. The Company's real property in Switzerland is pledged as collateral. As of December 29, 2001, there were long-term outstanding borrowings of 10.3 million Swiss francs (approximately $6.1 million) under these facilities, with 7.2 million Swiss francs (approximately $4.3 million) available for short-term borrowings.

In June 1998, the Company's U.S. manufacturing subsidiary refinanced its 20-year mortgage with a U.S. lender for $2.7 million at an annual interest rate of 7.625%. Monthly principal and interest payments of $25,143 are amortized over 15 years. The lender has the right to review and adjust the terms of the mortgage every five years. As of December 29, 2001, there were outstanding borrowings of $2,329,000.

Also in June 1998, the U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with a U.S. lender that provides for a maximum borrowing of $5.0 million. This credit facility has now been extended through July 2003. As of December 29, 2001, there were outstanding borrowings of $1,125,000 under this credit facility, and $3,875,000 was available for future borrowings. The annual interest rate as of December 29, 2001 was 4.5%.

Under the terms of the various U.S. credit facilities, fixed assets with a book value of $2,639,000 and accounts receivable and inventory with a book value of $9,859,000 are pledged as collateral. In addition, fixed assets with a book value of $5,303,000 are pledged as collateral under the Swiss credit facilities.

Long-term debt consists of the following:

                                                                              2001                  2000
                                                                       -----------------  --------------
                                                                                  (in thousands)

    U.S. mortgage, interest at 7.625%                                  $         2,329     $         2,446
    U.S. line of credit, interest at 4.5%                                        1,125                 865
    U.S. term facility, interest at 3.96% to 8.23%                               4,083               5,833
    Swiss facilities, interest at market rates 3.375% to 4.5%                    6,124               6,369
    Other                                                                        1,024                 472
                                                                       ---------------     ---------------
                                                                                14,685              15,985
    Less-  Current portion                                                      (2,186)             (3,595)
                                                                       ---------------     ---------------
                                                                       $        12,499     $        12,390
                                                                       ===============     ===============


Future annual payments required on long-term debt are as follows (in thousands):

               Fiscal Year                       Amount

               2002                            $     2,186
               2003                                  5,605
               2004                                    770
               2005                                     --
               2006                                     --
               Thereafter                            6,124
                                               -----------
                                               $    14,685
                                               ===========

7.   EMPLOYEE BENEFIT PLANS:

The Company has a profit-sharing and thrift plan (the Plan) for all U.S. employees who have worked for the Company for at least six months and who are employed at the end of the year. All Company contributions to the Plan are at the discretion of the Board of Directors. The Company's profit-sharing contribution, if any, vests over a five-year period. In addition, employees may voluntarily participate in the thrift plan and authorize payroll deductions ranging from 1% to 15% of their compensation. Related matching Company contributions are vested immediately. The Board of Directors authorized matching contributions of 100% of the first 6% of participants' compensation for 2001, 2000, and 1999. The Board of Directors did not authorize any 2001, 2000, or 1999 contribution to the profit-sharing portion of the Plan.

Substantially all foreign employees participate in defined contribution group pension plans. Contributions are paid by the employee and employer at percentages that vary according to age and other factors.

The Company expense associated with the thrift plan for 2001, 2000 and 1999 was $383,000, $419,000 and $405,000, respectively. The foreign pension expense for 2001, 2000 and 1999 was $979,000, $769,000 and $1,008,000, respectively.

In June 1981, the Company adopted an employee stock purchase plan under which eligible employees of the Company may elect to participate through payroll deductions for up to

10% of their gross compensation. Such deductions are used to purchase common stock of the Company at a price equal to 85% of the market value, not to exceed $25,000 of stock in any year. Under this plan, the Company issued 6,910 shares of common stock at an average price of $10.41 in 2001, 16,250 shares of common stock at an average price of $12.38 in 2000, and 15,706 shares of common stock at an average price of $13.25 in 1999. This plan expired at the end of June 2001.

8.   SHAREHOLDERS' EQUITY:

In 2001, the Board of Directors determined the rights on 50,000 shares of the authorized preferred stock as the Series B Junior Participating Preferred Shares (the Series B Preferred Shares). Each one one-hundredth of a share of the Series B Preferred Shares carries voting and dividend rights that are equivalent to one share of the common stock. The voting and dividend rights are subject to adjustment in the event of a dividend on common stock which is payable in common stock or any subdivisions or combinations with respect to the outstanding shares of common stock. At the same time as the Series B Preferred Shares were established, the number of Series A Junior Participating Preferred Shares were reduced from 50,000 to 0 and returned to authorized but unissued shares of the Company's preferred stock. The Board of Directors has not determined the rights on the remaining 950,000 shares of the authorized preferred stock as of December 29, 2001.

The Company had a stock option plan for nonemployee directors (the 1988 plan) which expired in November 1998, but under which option grants remain outstanding. The plan provided that each eligible director was granted a single option to purchase 10,000 shares of the Company's common stock at a price equal to the fair market value at the date of grant. The aggregate number of shares which could be issued under the plan was 100,000. These options had a term of ten years and became exercisable in four equal annual installments beginning on the date of the grant.

The Company's 1986 Stock Option Plan, as amended (the 1986 plan), expired in January 1996, but some option grants under the 1986 plan remain outstanding. Key employees of and consultants to the Company could be granted options to purchase shares of the Company's common stock. These options could be either incentive stock options or nonqualified stock options. The Stock Option Committee under the 1986 plan determined the term of each option, but no option could be exercisable more than ten years from the date the option was granted. The Stock Option Committee also determined the option exercise price per share.

In 1996, the Company adopted the 1996 Equity Compensation Plan (the 1996 plan), with features similar to the 1986 plan, except that the maximum number of shares that may be issued is 450,000. The 1996 plan also permits the awarding of restricted stock grants. The 1996 plan was amended in 1998, increasing the maximum number of shares that may be issued to 600,000 and allowing nonemployee directors to receive grants thereunder at fair market value. The 1996 plan is administered by a committee selected by the Board of Directors.

With respect to incentive stock options, the exercise price must at least equal the fair market value of a share of common stock as of the date the option was granted.

A summary of the Company's stock option and restricted stock grant activity for the plans referred to above for the three fiscal years ended December 29, 2001 is as follows:

                                                                    Average
                                                Outstanding          Price        Available
                                                    Shares         Per Share       Shares

    BALANCE,
        JANUARY 2, 1999                             359,134                         376,000
           Granted                                   59,500         $ 17.80         (59,500)
           Canceled                                 (15,534)          11.47           5,334
           Exercised                                (32,933)           9.15              --
           Restricted stock granted                   2,000              --          (2,000)
           Restricted stock exercised               (14,500)             --              --
                                              -------------                         --------
    BALANCE,

        JANUARY 1, 2000                             357,667                         319,834
           Granted                                   12,500           15.80         (12,500)
           Canceled                                  (3,834)          15.38           3,334
           Exercised                                (13,116)           9.02              --
                                              -------------                         --------
    BALANCE,

        DECEMBER 30, 2000                           353,217                         310,668
           Granted                                  136,000           12.47        (136,000)
           Canceled                                 (18,867)          16.29          16,667
           Exercised                                (24,149)           9.46              --
           Restricted stock granted                  10,000              --         (10,000)
           Restricted stock exercised               (10,000)             --              --
                                              -------------                         --------
    BALANCE,

        DECEMBER 29, 2001                           446,201                         181,335
                                                    =======                         =======

As of December 29, 2001, thirteen employees held options under the 1986 plan for an aggregate of 43,200 shares at exercise prices ranging from $6.25 to $12.50 with a weighted average price of $8.18. These options expire at varying times through 2005. As of December 29, 2001, thirty-five employees and five nonemployee directors held options under the 1996 plan for an aggregate of 383,001 shares at exercise prices from $12.20 to $19.00 with a weighted average price of $14.90. These options expire at varying times through 2011. As of December 29, 2001, two nonemployee directors held options under the 1988 plan for an aggregate of 20,000 shares at exercise prices from $9.25 to $10.38 with a weighted average price of $9.82. These options expire at varying times through 2004.

During 1999, the Company repurchased 166,400 shares of its common stock in three separate transactions, representing approximately 5.5% of its outstanding common stock as of the beginning of the fiscal year. The total purchase price was $2,836,000 or an average of $17.04 a share.

On March 23, 2000, the Company completed a self-tender offer begun on February 16, 2000 and repurchased 508,000 shares of its common stock at $18.00 per share for a total cost of $9.249 million (including $105,000 of costs associated with the tender offer). The share purchase represented approximately 17.3% of the common stock then outstanding. In the fourth quarter of 2000, the Company also repurchased 12,200 shares of its common stock for a total purchase price of $221,000 or an average of $18.11 a share.

During 2001, the Company repurchased 43,700 shares of its common stock in seven separate transactions, representing approximately 1.8% of its outstanding common stock as of the beginning of the fiscal year. The total purchase price was $576,000 or an average of $13.17 a share.

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

                                                                  2001            2000           1999
                                                              -----------     -----------    -----------
                                                                    (in thousands, except per share)

       Net income - as reported                               $     1,048     $     5,838    $     6,759
       Net income - pro forma                                         702           5,454          6,340
       Basic earnings per share - as reported                        0.43            2.30           2.28
       Basic earnings per share - pro forma                          0.29            2.15           2.14
       Diluted earnings per share - as reported                      0.43            2.25           2.23
       Diluted earnings per share  - pro forma                       0.28            2.10           2.10

This pro forma impact may not be representative of the effects for future years, and could increase if additional options are granted and amortized over the vesting period. For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 32.46%, 29.76% and 41.45%; risk-free interest rate of 5.20%, 5.59% and 5.17%; and expected life of 7.47 years, 6.00 years and 6.00 years in 2001, 2000 and 1999, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility.

9.   SHAREHOLDER RIGHTS PLAN:

The Company has a Shareholder Rights Plan (the Rights Plan) which was adopted by the Board of Directors on October 16, 2001 and which replaced an earlier plan that was adopted on October 3, 1991 and expired on October 14, 2001. The new Rights Plan provides for the distribution as a dividend of one preferred stock purchase right (a Right) on each share of the Company's common stock outstanding as of the close of business on October 29, 2001, and thereafter each share of the Company's common stock will have a Right associated with it. The new Rights will expire on October 29, 2011, and each Right will entitle a shareholder to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock upon the terms specified in the Rights Plan. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock, in each case without the approval of the Company's Board of Directors.

10.  INCOME TAXES:

Following are the domestic and foreign components of income before income taxes:

                                                          2001                2000               1999
                                                    -----------------   -----------------  ----------
                                                                         (in thousands)
        United States                                 $        774        $      6,051       $     5,196
        Foreign                                                505               1,957             3,448
                                                    --------------      --------------     -------------
           Income before income taxes                 $      1,279        $      8,008       $     8,644
                                                      ============        ============       ===========

The income tax provision (benefit) consists of the following:

                                                        2001                2000                 1999
                                                 -----------------   -----------------    -----------
                                                                       (in thousands)
    Current:
      Federal and state                             $      101          $    2,001          $     1,524
      Foreign                                               52                  22                  103
                                                 -------------       -------------        -------------
             Total current                                 153               2,023                1,627
                                                 -------------       -------------        -------------
    Deferred:
      Federal and state                                     71                 169                  270
      Foreign                                                7                 (22)                 (12)
                                                 -------------       -------------        -------------
             Total deferred                                 78                 147                  258
                                                 -------------       -------------        -------------
    Total income tax provision                      $      231          $    2,170          $     1,885
                                                 =============       =============          ===========

Significant components of the deferred tax accounts at December 29, 2001 and December 30, 2000 are as follows:

                                                              2001                 2000
                                                       ------------------   -----------
                                                                   (in thousands)
    Deferred tax assets:
      Depreciation                                         $     30             $     26
      Accrued liabilities                                       218                  197
      Net operating loss carryforwards                          537                  416
      Inventory basis differences                                86                  118
      Other                                                     403                  439
                                                       ------------         ------------
                                                              1,274                1,196
      Valuation allowance                                      (475)                (540)
                                                       ------------         ------------
           Total assets                                         799                  656
                                                       ------------         ------------
    Deferred tax liabilities:
      Depreciation                                             (519)                (522)
      Other                                                    (335)                (111)
                                                       ------------         ------------
           Total liabilities                                   (854)                (633)
                                                       ------------         ------------
    Net deferred (liability) asset                         $    (55)            $     23
                                                           ========             ========

Foreign and U.S. state operating loss carryforwards as of December 29, 2001 were $505,000 and $6.6 million, respectively. Of the $505,000 of foreign losses, $141,000 are available to offset future income through 2002. The balance of $364,000 has an unlimited carryforward period. U.S. state operating losses are available through 2008.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for all foreign and state net operating loss carryforwards and certain other deferred tax assets for which realization is dependent on future taxable earnings.

At December 29, 2001, retained earnings include $13.9 million of undistributed net income of foreign subsidiaries. Management considers such income to have been permanently invested and, therefore, no federal income taxes have been provided for these items. An estimated $1.3 million in U.S. income and foreign withholding taxes would be due if these earnings were remitted as dividends.

A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:

                                                              2001                2000            1999
                                                       ------------------  -----------------   -----------
                                                                            (in thousands)
     Income tax provision on income before income
         tax at statutory federal income tax rates         $       435         $     2,723       $     2,939
     Foreign tax rate differential                                  --                (170)             (199)
     State tax, net of federal benefit                               2                  97               134
     U.S. and foreign permanent tax differences                    (80)                 34                21
     Change in valuation allowance                                (139)               (473)             (870)
     Other                                                          13                 (41)             (140)
                                                       ---------------     ---------------     -------------
     Income tax provision                                  $       231         $     2,170       $     1,885
                                                           ===========         ===========       ===========

11.  EARNINGS PER SHARE:
     -------------------

The Company previously adopted SFAS No. 128, "Earnings Per Share," which requires that the Company report Basic and Diluted Earnings Per Share. Basic Earnings Per Share represents net income less preferred dividends divided by the weighted average number of common shares outstanding. Diluted Earnings Per Share is calculated similarly, except that the denominator includes weighted average number of common shares outstanding plus the dilutive effect of options, warrants, convertible securities and other instruments with dilutive effects if exercised.

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                                        Net Income
                                                         Available
                                                         To Common                                   Earnings
                                                       Shareholders               Shares             Per Share
2001

Basic                                             $         1,048,000               2,435,000      $         .43
               Common Share Equivalent of
                   Options Issued                                  --                  30,000                 --
                                                  -------------------     -------------------      -------------
Diluted                                           $         1,048,000               2,465,000      $         .43
                                                  ===================     ===================      =============
2000
Basic                                             $         5,838,000               2,541,000      $        2.30
               Common Share Equivalent of
                   Options Issued                                  --                  54,000               (.05)
                                                  -------------------     -------------------   ----------------
Diluted                                           $         5,838,000               2,595,000      $        2.25
                                                  ===================     ===================      =============

1999
Basic                                             $         6,759,000               2,962,000      $        2.28
               Common Share Equivalent of
                   Options Issued                                 --                   64,000               (.05)
                                                  -------------------     -------------------   ----------------
Diluted                                           $         6,759,000               3,026,000      $        2.23
                                                  ===================     ===================      =============


Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. Such average number includes the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

12.  COMMITMENTS AND CONTINGENCIES:

The Company leases certain office and plant facilities and equipment under noncancellable leases. These leases expire in periods ranging from one to five years and, in certain instances, provide for purchase options.

Immediately prior to the 1990 acquisition of Hasler, the Company's former heavy feeder division which was sold in July 2001, the acquired company entered into a sale/leaseback agreement on its real property in Switzerland. The net proceeds of this transaction were distributed to the seller as a dividend. The gain from this transaction had been classified as Other Noncurrent Liabilities in the Company's consolidated balance sheets. This deferred gain was amortized over the life of the resulting operating lease (ten years) and was fully amortized as of October 2000. Amortization of the deferred gain for 2000 and 1999 was $271,000 and $367,000, respectively.

As of December 29, 2001, future minimum payments under operating leases having noncancellable terms in excess of one year are summarized below:

                                 Operating
                                  Leases
                              ---------------
                              (in thousands)
2002                            $    535
2003                                 406
2004                                 280
2005                                  59
2006                                  50
                            ------------
                                $  1,330
                            ============

Rent expense for 2001, 2000 and 1999 was $445,000, $601,000 and $768,000,
respectively.

The Company has employment contracts with seven executives. Except in one case when two year's advance notice is required, these contracts may be terminated by the Company on one year's advance notice. Under the agreements, each individual is guaranteed minimum compensation over the contract period. As of December 29, 2001, the estimated future obligation under these contracts is $1,407,000 (2002) and $437,000 (2003).

The Company in the normal course of business has commitments, lawsuits, contingent liabilities and claims. However, the Company does not expect that any sum it may have to pay in connection with these matters will have a material adverse effect on its consolidated financial position or results of operations.

13.  MANAGEMENT SEGMENT INFORMATION:

The Company has adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 introduced a model for segment reporting called the management approach. The management approach is based on the way that the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

The Company is engaged in one business segment, material handling equipment and systems. The Company operates in two primary geographic locations, North America and Western Europe.

                                                                North             Western        Elimi-       Consoli-
                                                               America            Europe         nations        dated
                                                          ---------------     -----------    ------------  -------------
                                                                                  (in thousands)
2001
   Revenues-

     Sales to unaffiliated customers                      $       29,922      $    41,897    $        --   $      71,819
     Sales to affiliates                                           4,443            1,865         (6,308)  $          --
                                                          --------------      -----------    -----------   -------------
              Total sales                                 $       34,365      $    42,762    $    (6,308)  $      71,819
                                                          ==============      ===========    ===========   =============
   Operating income                                       $        1,537      $       706    $        64   $       2,307
                                                          ==============      ===========    ===========
   Interest expense                                                                                               (1,028)
                                                                                                           -------------
   Income before income taxes                                                                              $       1,279
                                                                                                           =============
   Capital expenditures                                   $        1,409      $       735                  $       2,144
   Depreciation and amortization expense                           1,147            1,774                          2,921
  Total assets                                                    18,981           28,663                         47,644

2000
   Revenues-
     Sales to unaffiliated customers                      $       40,116      $    44,796    $        --   $      84,912
     Sales to affiliates                                           4,007            3,014         (7,021)             --
                                                          --------------      -----------    -----------   -------------
              Total sales                                 $       44,123      $    47,810    $    (7,021)  $      84,912
                                                          ==============      ===========    ===========   =============
   Operating income                                       $        6,774      $     2,186    $       129   $       9,089
                                                          ==============      ===========    ===========
   Interest expense                                                                                               (1,081)
                                                                                                           -------------
   Income before income taxes                                                                              $       8,008
                                                                                                           =============
   Capital expenditures                                   $        1,016      $     2,683                  $       3,699
   Depreciation and amortization expense                           1,198            1,940                          3,138
  Total assets                                                    18,900           35,521                         54,421

1999
   Revenues-
     Sales to unaffiliated customers                      $       36,226      $    51,661    $        --   $      87,887
     Sales to affiliates                                           3,509            2,907         (6,416)             --
                                                          --------------      -----------    -----------   -------------
              Total sales                                 $       39,735      $    54,568    $    (6,416)  $      87,887
                                                          ==============      ===========    ===========   =============
   Operating income                                       $        5,405      $     3,752    $       (18)  $       9,139
                                                          ==============      ===========    ===========
   Interest expense                                                                                                 (495)
                                                                                                           -------------
   Income before income taxes                                                                              $       8,644
                                                                                                           =============
   Capital expenditures                                   $          826      $     1,779                  $       2,605
   Depreciation and amortization expense                           1,265            2,097                          3,362
  Total assets                                                    21,700           33,070                         54,770

14.      QUARTERLY FINANCIAL INFORMATION (Unaudited):


The following table summarizes unaudited quarterly financial data for 2001 and 2000 (in thousands, except share data):

                                                       2001 by Quarter
                               ---------------------------------------------------------------
                                   First           Second           Third           Fourth
                               --------------  --------------   --------------  --------------
     Revenues                  $       21,558  $       19,318   $       16,081  $      14,862
     Gross profit                       8,900           7,683            6,365          5,849
     Net income (loss)                    975             610             (768)           231
     Basic earnings (loss)
       per share                          .40             .25             (.32)           .10
     Diluted earnings
       (loss)  per share                  .39             .25             (.32)           .09


                                                       2000 by Quarter
                               ---------------------------------------------------------------
                                   First           Second           Third           Fourth
                               --------------  --------------   --------------  --------------
     Revenues                  $       20,288  $       22,084   $       19,994  $      22,546
     Gross profit                       9,276          10,457            9,157          9,012
     Net income                         1,373           1,832            1,561          1,072
     Basic earnings  per
       share                              .48             .76              .64            .44
     Diluted earnings per
       share                              .47             .74              .63            .43

                                                                     SCHEDULE II

                           K-TRON INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                          Balance at      Additions
                                           Beginning       Charged                              Balance at
                                           of Period      to Income      Deductions(1)       End of Period
                                          ----------      ---------      -------------       ---------------
FISCAL YEAR ENDED DECEMBER 29, 2001:
     Allowance for doubtful accounts   $     778,000   $     53,000      $     144,000      $        687,000
     Provision for restructuring
       reserve                               104,000             --            104,000                    --

FISCAL YEAR ENDED DECEMBER 30, 2000:
     Allowance for doubtful accounts         924,000         56,000            202,000               778,000
     Provision for restructuring
       reserve                               450,000             --            346,000               104,000

FISCAL YEAR ENDED JANUARY 1, 2000:
     Allowance for doubtful accounts       1,286,000         39,000            401,000               924,000
     Provision for restructuring
       reserve                                    --        710,000            260,000               450,000




(1) Accounts written off less recoveries, net of foreign exchange translation adjustment.

                                  EXHIBIT INDEX

Exhibit
Number             Description
------

2.1 Basic Agreement regarding the Assignment of Assets of the Hasler Division between K-Tron (Suisse) SA and MJ Enterprises SA dated July 31, 2001 (Filed as Exhibit 2.1 to our report on Form 10-Q for the quarterly period ended September 29, 2001 and incorporated herein by reference)

3.1 Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 ("1998 Form 10-K") and incorporated herein by reference)

3.2    By-Laws, as amended*

4.1 Form of Certificate for Shares of Common Stock (Filed as Exhibit 4.1 to the 1998 Form 10-K and incorporated herein by reference)

4.2 Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K dated October 16, 2001 and incorporated herein by reference)

10.1 1986 Stock Option Plan, as amended and restated (Filed as Exhibit 10.2.1 to our annual report on Form 10-K for the year ended January 4, 1992 ("1991 Form 10-K") and incorporated herein by reference)**

10.2   1988 Stock Option Plan for Non-Employee Directors (Filed as Exhibit
       10.2.4 to our annual report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference)**

10.3 K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.4 Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan** *

10.5 K-Tron International, Inc. and Affiliated Companies Profit-Sharing and Thrift Plan, as amended and restated** *

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

10.9 Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick ((Filed as Exhibit 10.9 to the our annual report on Form 10-K for the year ended January 1, 2000 ("1999 10-K") and incorporated herein by reference) **

10.10 Form of Employment Agreement with certain of our employees, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.11 Form of Indemnification Agreement with certain of our directors and officers listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to the 1999 Form 10-K and incorporated herein by reference)**

10.11A Supplement to Schedule 10.11, listing additional directors and officers who are parties to an Indemnification Agreement referenced in Exhibit 10.11.*

10.12 Note dated February 4, 2000 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit (b)(1) on Amendment No.1 to our Tender Offer Statement on Schedule TO dated February 16, 2000 and incorporated herein by reference)

10.13 Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.15 to the 1999 Form 10-K and incorporated herein by reference)

10.14 Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit 10.16 to the 1999 Form 10-K and incorporated herein by reference)

10.15 Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.17 to the 1999 Form 10-K and incorporated herein by reference)

10.16 Loan Modification Agreement dated as of July 22, 1999 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit 10.18 to the 1999 Form 10-K and incorporated herein by reference)

10.17 Loan Modification Agreement dated June 21, 2000 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit 10.19 to our annual report on

       Form 10-K for the year ended December 30, 2000 and incorporated herein by reference)

10.18 Loan Modification Agreement dated June 25, 2001 between K-Tron America, Inc. and The Bank of Gloucester County*

10.19 Letter Agreement dated November 30, 2001 among K-Tron International, Inc., K-Tron America, Inc. and The Bank of Gloucester County*

21.1   Subsidiaries*

23.1   Consent of Arthur Andersen LLP*

24.1   Power of Attorney (Included on Signature Page)*

99.1   Letter responsive to Temporary Note 3T to Article 3 of Regulation S-X*

*      Filed herewith
** Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit