Form 10-Q
period 2002-03-30
K TRON INTERNATIONAL INC
filed 2002-04-30
CIK 20

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended          March 30, 2002
                                              ---------------------------------


                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


             For the transition period from                to
                                            --------------    --------------

                       Commission file number   0-9576
                                              ----------

                          K-TRON INTERNATIONAL, INC.
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           New Jersey                                 22-1759452
------------------------------------------------------------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                   Identification #)

Routes 55 & 553, P.O. Box 888, Pitman, New Jersey             08071-0888
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code     (856) 589-0500
                                                  ----------------------------

                                Not Applicable
------------------------------------------------------------------------------
             (Former Name, Former Address and Formal Fiscal Year,
                        if Changed Since Last Report)

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

The Registrant had 2,432,092 shares of Common Stock outstanding as of March 30, 2002.

                 K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                    INDEX


                                                                                       Page No.
                                                                                       --------

PART  I.                   FINANCIAL INFORMATION
                           ---------------------

         Item 1.           Financial Statements.

                           Consolidated Balance Sheets                                  1
                           March 30, 2002 and December 29, 2001

                           Consolidated Statements of Income                            2
                           & Retained Earnings for the Three Months
                           Ended March 30, 2002 and March 31, 2001

                           Consolidated Statements of Cash Flows                        3
                           for the Three Months Ended March 30, 2002
                           and March 31, 2001

                           Notes to Consolidated Financial Statements                   4 - 7

         Item 2.           Management's Discussion and Analysis                         8 - 12
                           of Financial Condition and Results of Operations

PART II.                   OTHER INFORMATION
                           -----------------

         Item 6.           Exhibits and Reports on Form 8-K.                            13

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (Dollars in Thousands except Share Data)

                                                                                           March 30,      December 29,
                                                                                             2002             2001
                                                                                             ----             ----
                                                                                          (Unaudited)
                           ASSETS
                           ------
CURRENT ASSETS:
     Cash and cash equivalents                                                              $ 3,106          $ 2,214
     Accounts receivable, net of allowance for
       doubtful accounts of $695 and $687                                                    14,815           14,723
     Inventories                                                                              9,285           10,212
     Deferred income taxes                                                                      326              326
     Prepaid expenses and other current assets                                                1,600            1,293
                                                                                            -------          -------
           Total current assets                                                              29,132           28,768

PROPERTY, PLANT AND EQUIPMENT, net                                                           13,361           13,848
PATENTS, net                                                                                    787              799
GOODWILL, net                                                                                 2,053            2,053
NOTES RECEIVABLE AND OTHER ASSETS                                                             2,135            2,176
                                                                                            -------          -------
           Total assets                                                                     $47,468          $47,644
                                                                                            =======          =======

                           LIABILITIES & SHAREHOLDERS' EQUITY
                           ----------------------------------
CURRENT LIABILITIES:
     Current portion of long-term debt                                                      $ 2,200          $ 2,186
     Accounts payable                                                                         4,548            4,218
     Accrued expenses and other current liabilities                                           4,850            4,547
     Accrued commissions                                                                      1,399            1,220
     Customer advances                                                                        1,028            1,032
                                                                                            -------          -------
                           Total current liabilities                                         14,025           13,203

LONG-TERM DEBT, net of current portion                                                       10,835           12,499
DEFERRED INCOME TAXES                                                                           381              381
COMMITMENTS AND CONTINGENCIES
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES,
     $.01 par value - authorized 50,000 shares; none issued                                      --               --
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par  - authorized 950,000 shares; none issued                         --               --
     Common stock, $.01 par value - authorized 50,000,000 shares;
        issued 4,433,342 shares and 4,432,742 shares                                             44               44
Paid-in capital                                                                              16,701           16,697
Retained earnings                                                                            36,235           35,484
Cumulative translation adjustments                                                           (3,256)          (3,167)
                                                                                            -------          --------
                                                                                             49,724           49,058
                                                                                            -------          -------
Treasury stock, 2,001,250 and 2,001,250 shares - at cost                                    (27,497)         (27,497)
                                                                                            -------          -------
     Total shareholders' equity                                                              22,227           21,561
                                                                                            -------          -------
     Total liabilities and shareholders' equity                                             $47,468          $47,644
                                                                                            =======          =======

                 See Notes to Consolidated Financial Statements

                  K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                   (Dollars in Thousands except Share Data)
                                 (Unaudited)


                                                           Three Months Ended
                                                           ------------------
                                                     March 30,           March 31,
                                                       2002                2001
                                                       ----                ----
REVENUES                                             $16,568             $21,558

COST OF REVENUES                                       9,432              12,658
                                                     -------             -------
         Gross Profit                                  7,136               8,900

OPERATING EXPENSES:
   Selling, general and administrative                 5,252               6,496
   Research and development                              706                 749
                                                     -------             -------
                                                       5,958               7,245
                                                     -------             -------


         Operating Income                              1,178               1,655

INTEREST EXPENSE                                         173                 311
                                                     -------             -------
   Income before income taxes                          1,005               1,344

INCOME TAX PROVISION                                     254                 369
                                                     -------             -------

         Net Income                                      751                 975

RETAINED EARNINGS
   Beginning of period                                35,484              34,436
                                                     -------             -------
   End of period                                     $36,235             $35,411
                                                     =======             =======

EARNINGS PER SHARE
   Basic                                             $  0.31             $  0.40
                                                     =======             =======
   Diluted                                           $  0.31             $  0.39
                                                     =======             =======




                See Notes to Consolidated Financial Statements

                  K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                                               Three Months Ended
                                                                                          ---------------------------
                                                                                          March 30,         March 31,
                                                                                             2002              2001
                                                                                             ----              ----
OPERATING ACTIVITIES:
   Net income                                                                              $   751           $   975
   Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                           683               802
       Changes in assets and liabilities:
         Accounts receivable, net                                                             (151)              614
         Inventories                                                                           899              (978)
         Prepaid expenses and other current assets                                            (314)             (541)
         Other assets                                                                           33                 1
         Accounts payable                                                                      354            (1,208)
         Accrued expenses and other current liabilities                                        509             1,306
                                                                                           -------           -------
                  Net cash provided by operating activities                                  2,764               971
                                                                                           -------           -------

INVESTING ACTIVITIES:
   Capital expenditures                                                                       (218)             (578)
   Investment in patents                                                                       (15)              (24)
                                                                                           -------           -------
                  Net cash used in investing activities                                       (233)             (602)
                                                                                           -------           -------

FINANCING ACTIVITIES:
   Net repayments under notes payable to banks                                              (1,116)               --
   Proceeds from issuance of long-term debt                                                     --               481
   Principal payments on long-term debt                                                       (509)             (438)
   Proceeds from issuance of common stock                                                        4                71
                                                                                           -------           -------
                  Net cash used in (provided by) financing activities                       (1,621)              114
                                                                                           -------           -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                            (18)              (53)
                                                                                           -------           -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      892               430
                                                                                           -------           -------

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                       2,214               553
                                                                                           -------           -------
   End of period                                                                           $ 3,106           $   983
                                                                                           =======           =======


                See Notes to Consolidated Financial Statements

                  K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 30, 2002
                                 (Unaudited)


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

Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

The unaudited financial statements herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 29, 2001 which was previously filed with the Securities and Exchange Commission.

2.       Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid in the first three months of 2002 and 2001 for interest was $0.2 million and $0.3 million, respectively, and for income taxes was zero and $0.1 million, respectively.

3.       Inventories

Inventories consist of the following:


                                     March 30,        December 29,
                                       2002               2001
                                       ----               ----
                                             (in thousands)
Components                           $7,776             $ 8,416
Work-in-process                       1,383               1,692
Finished goods                          126                 104
                                     ------             -------
                                     $9,285             $10,212
                                     ======             =======

4.       Earnings Per Share

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                       For the Three Months Ended March 30, 2002
                                       -----------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)               Net Income Available
                                          To Common                     Earnings
                                         Shareholders        Shares     Per Share
                                     --------------------    ------     ---------
Basic                                      $751               2,432       $ 0.31

      Common Share Equivalent
        of Outstanding Options               --                  17        (0.00)
                                           ----               -----       ------
Diluted                                    $751               2,449       $ 0.31
                                           ====               =====       ======

                                       For the Three Months Ended March 31, 2001
                                       -----------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)               Net Income Available
                                          To Common                     Earnings
                                         Shareholders        Shares     Per Share
                                     --------------------    ------     ---------
Basic                                      $975               2,442      $ 0.40

      Common Share Equivalent
        of Outstanding Options               --                  60       (0.01)
                                           ----               -----      ------
Diluted                                    $975               2,502      $ 0.39
                                           ====               =====      ======

Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during a given time period. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.


5.       Comprehensive Income

(Dollars in Thousands)                      Three Months Ended
                                            ------------------
                                       March 30,             March 31,
                                          2002                  2001
                                          ----                  ----
Net Income                                $751                $   975
Cumulative Translation Adjustments         (89)                (1,153)
                                          ----                -------
Comprehensive Income (loss)               $662                $  (178)
                                          ====                =======

6.       Management Segment Information

The Company is engaged in one principal business segment, material handling equipment and systems. The Company operates in two primary geographic locations, North America and Western Europe. For the three months in the periods ended March 30, 2002 and March 31, 2001, the following tables set forth the Company's segment information:

(Dollars in Thousands)                         North     Western    Elimi-     Consoli-
                                              America     Europe    nations     dated
                                              -------     ------    -------     -----

THREE MONTHS ENDED March 30, 2002:
     Revenues-
     Sales to unaffiliated customers          $7,479      $9,089    $    --    $16,568
     Sales to affiliates                         948         305     (1,253)        --
                                              ------      ------    -------    -------
         Total sales                          $8,427      $9,394    $(1,253)   $16,568
                                              ======      ======    =======    =======


  Operating income                            $  644      $  534    $    --    $ 1,178
                                              ======      ======    =======
   Interest expense                                                               (173)
                                                                               -------
   Income before income taxes                                                  $ 1,005
                                                                               =======


(Dollars in Thousands)                         North     Western    Elimi-     Consoli-
                                              America     Europe    nations     dated
                                              -------     ------    -------     -----

THREE MONTHS ENDED March 31, 2001:
     Revenues-
     Sales to unaffiliated customers          $ 9,069    $12,489    $    --    $21,558
     Sales to affiliates                        1,280        581     (1,861)        --
                                              -------    -------    -------    -------
         Total sales                          $10,349    $13,070    $(1,861)   $21,558
                                              =======    =======    =======    =======


   Operating income                           $ 1,068    $   587    $    --    $ 1,655
                                              =======    =======    =======
   Interest expense                                                               (311)
                                                                               -------
   Income before income taxes                                                  $ 1,344
                                                                               =======

7.       Goodwill


The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," on December 30, 2001. This Statement provides that goodwill and intangible assets with indefinite lives will no longer be amortized. The Statement requires the Company to conduct an impairment test of goodwill to assess whether there is an indication that goodwill is impaired within six months of the adoption date of the standard. If this test indicates that goodwill may be impaired, the Company is required to conduct a second test to calculate the amount of impairment loss by December 28, 2002. In subsequent years, an impairment test will be performed on an annual basis and whenever events or circumstances occur indicating that goodwill may be impaired. The Company is currently performing an impairment test of goodwill as of December 30, 2001.

As required by SFAS 142, the Company has reassessed the balance sheet classification, useful lives and residual values of all acquired intangible assets. As a result of this assessment, no adjustments or reclassifications were required and only goodwill was determined to have an indefinite life. Goodwill amortization in fiscal 2001 was $345 thousand on an after-tax basis, or $0.14 per share. Goodwill amortization for the three months ended March 31, 2001 was $132 thousand on an after-tax basis, or $0.05 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         For the first three months of 2002 and 2001, we reported net income of $0.751 million and $0.975 million, respectively. On July 31, 2001, we sold our Hasler heavy feeder business, which sale is more fully discussed in our Annual Report on Form 10-K for the year ended December 29, 2001. Revenues and profits for the first quarter declined from year ago levels due to both the Hasler sale and a weaker global economy with reduced capital equipment spending.

         We are an international company, and we derived approximately 55% and 58% of our first three months 2002 and 2001 revenues, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. Since we operate globally, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars and the impact of transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.

         The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:

                                                   Three Months Ended
                                                   ------------------
                                              March 30,           March 31,
                                                2002                2001
                                                ----                ----
Total revenues                                 100.0%              100.0%
Cost of revenues                                56.9                58.7
                                               -----               -----
Gross profit                                    43.1                41.3

Selling, general & administrative               31.7                30.1
Research & development                           4.3                 3.5
                                               -----               -----
Operating income                                 7.1                 7.7
Interest                                         1.0                 1.5
                                               -----               -----
Income before income taxes                       6.1%                6.2%
                                               =====               =====


                                              March 30, 2002     December 29, 2001      March 31, 2001
                                              --------------     -----------------      --------------
Backlog at end of period (at
March 30, 2002 foreign
exchange rates, in thousands)

Backlog including Hasler business                 11,482                12,091               16,661
                                                  ======                ======               ======

Backlog excluding Hasler
  business (sold July 31, 2001)                   11,482                12,091               14,052
                                                  ======                ======               ======

         As previously noted, more than half of our revenues are normally derived from activities in foreign jurisdictions. Consequently, our results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc and euro and, to a lesser degree, the British pound sterling and other currencies. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, since we typically receive a majority of our revenues in currencies other than the U.S. dollar, we generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. Accordingly, changes in foreign exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect our total revenues, gross profit and operating income as expressed in U.S. dollars.

         In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the euro/Swiss franc (for sales from the Company's Swiss manufacturing facility) exchange rates. For the first three months of 2002 and 2001, the changes in these and the U.S. dollar/euro exchange rates were as follows:


                                             Three Months Ended
                                             ------------------
                                          March 30,       March 31,
                                            2002             2001
                                            ----             ----
Average U.S. dollar equivalent of
   one Swiss franc                          0.595           0.602
% change vs. prior year                             -1.2.%

Average U.S. dollar equivalent of
   one euro                                 0.876           0.923
% change vs. prior year                             -5.1%

Average Swiss franc equivalent of
   one euro                                 1.472           1.533
% change vs. prior year                             -4.0%


         Total revenues decreased by $4.99 million or 23.1% ($3.06 million or 15.6% without Hasler) in the first quarter of 2002 compared to the same period in 2001. Compared to the first quarter of 2001 and excluding Hasler, the decrease in revenues for the first three months of 2002 was driven by declines in Western Europe and to a lesser extent in North America, partially offset by a full quarter of revenues from a November 2001 acquisition in the United Kingdom. The effect of foreign exchange translation was minimal when comparing 2002 with 2001.

         Gross profit as a percent of revenues increased to 43.1% for the first quarter of 2002 compared to 41.3% for the same period in 2001. The improvement in gross profit was primarily due to the change in sales mix as a result of the July 31, 2001 sale of the Hasler business and a reduction in fixed costs, including the elimination of goodwill expense as the Company adopted SFAS No. 142 on December 30, 2001.

         Selling, general and administrative (SG&A) expense decreased by $1.2 million or 19.2% ($0.5 million or 8.1% without Hasler) for the first quarter of 2002 compared to the same period in 2001. The decrease in 2002 SG&A was primarily due to lower commissions on the reduced revenues, fewer employees and the elimination of Hasler SG&A. As a percent of total revenues, SG&A for the first quarter of 2002 was 31.7% compared to 30.1% for the same period in 2001.

         Research and development (R&D) expenditures decreased by $43 thousand or 5.7% for the first quarter of 2002 compared to the same period in 2001. R&D expenses decreased due to lower staff costs, offset in part by an increase in tooling costs. R&D expense as a percent of total revenues was 4.3% for the first quarter compared to 3.5% for the same period in 2001.

         Interest expense decreased by $138 thousand or 44.4% for the first quarter of 2002 compared to the same period in 2001. The decrease for the first quarter was primarily due to lower interest rates and debt reductions.

         The effective tax rate for the first quarter of 2002 was 25.3% compared to 27.5% for the same period in 2001. The lower effective tax rate in 2002 was primarily due to lower taxable income in the United States.

         The backlog of non-Hasler customer orders decreased by 5.0% at the end of the first quarter of 2002 compared to year end 2001 and by 18.3% compared to the end of the first quarter in 2001, in each case at constant foreign exchange rates. The decrease as compared to the end of 2001 was primarily the result of lower orders received in Switzerland while the decrease as compared to the first quarter of 2001 was the result of lower orders received at our facilities in Switzerland and the United States.

LIQUIDITY AND CAPITAL RESOURCES

         Our capitalization as of the end of the first quarter of 2002 and as of the end of fiscal years 2001 and 2000 is set forth below:

                                                     March 30,          Dec. 29,         Dec. 30,
(Dollars in Thousands)                                  2002              2001            2000
                                                     ---------         ----------        --------
Short-term debt, including current
   portion of long-term debt                           $ 2,200           $ 2,186          $ 3,595
Long-term debt                                          10,835            12,499           12,390
                                                        ------            ------          -------
Total debt                                              13,035            14,685           15,985
                                                        ======            ======           ======

Shareholders' equity                                    22,227            21,561           21,311
                                                        ------            ------           ------
Total debt and shareholders' equity                    $35,262           $36,246          $37,296
         (total capitalization)                        =======           =======          =======

Percent total debt to total capitalization                 37%               41%              43%
Percent long-term debt to equity                           49%               58%              58%
Percent total debt to equity                               59%               68%              75%

         Total debt decreased by $1.65 million in the first three months of 2002, or $1.63 million when adjusted to a constant foreign exchange rate, with U.S. debt decreasing by $1.63 million. At March 30, 2002, we had $5.0 million of unused borrowing availability under our U.S. revolving credit agreement and $1.6 million of unused borrowing availability under our foreign loan agreements.

         At March 30, 2002, working capital was $15.1 million compared to $15.6 million at December 29, 2001, and the ratio of current assets to current liabilities at those dates was 2.08 and 2.18, respectively.

         In the first three months of 2002 and 2001, we utilized internally-generated funds to meet our working capital needs.

         Net cash provided by operating activities was $2.8 million in the first three months of 2002 compared to $1.0 million in the same period of 2001. The increase in operating cash flow during the first three months of 2002 compared to the same period in 2001 was primarily due to a reduction in inventory and an increase in accounts payable and accrued expenses.

         Net cash used in investing activities in the first three months of 2002 and 2001 was primarily for capital additions.

         Cash used in financing activities in the first three months of 2002 was primarily for debt reduction.

         Changes in foreign exchange rates, particularly with respect to the Swiss franc and euro, caused a decrease in shareholders' equity of $89 thousand in the first three months of 2002.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include statements regarding the effect of changes in foreign exchange rates on our business. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                           PART II. OTHER INFORMATION


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         We did not file a report on Form 8-K during the quarter ended March 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 K-TRON INTERNATIONAL, INC.


Date:  April 30, 2002            By:   /s/ Ronald R. Remick
---------------------                  -----------------------
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