Form 10-Q
period 2002-06-29
K TRON INTERNATIONAL INC
filed 2002-08-12
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-9576

                           K-TRON INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            New Jersey                                   22-1759452
--------------------------------------------------------------------------------
   (State or Other Jurisdiction               (I.R.S. Employer Identification #)
 of Incorporation or Organization)

Routes 55 & 553, P.O. Box 888, Pitman, New Jersey               08071-0888
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code             (856) 589-0500

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

The Registrant had 2,432,092 shares of Common Stock outstanding as of June 29, 2002.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART  I.          FINANCIAL INFORMATION

         Item 1.           Financial Statements.

                           Consolidated Balance Sheets                                           1
                           June 29, 2002 and December 29, 2001

                           Consolidated Statements of Income                                     2
                           & Retained Earnings for the Three and Six Months
                           Ended June 29, 2002 and June 30, 2001

                           Consolidated Statements of Cash Flows                                 3
                           for the Six Months Ended June 29, 2002
                           and June 30, 2001

                           Notes to Consolidated Financial Statements                            4 - 8

         Item 2.           Management's Discussion and Analysis                                  9 - 14
                           of Financial Condition and Results of Operations.

PART II.          OTHER INFORMATION

         Item 4.           Submission of Matters to a Vote of Security Holders.                  15

         Item 6.           Exhibits and Reports on Form 8-K.                                     15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                                                                       June 29,         December 29,
                                                                                         2002               2001
                                                                                       --------           --------
                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $  5,444           $  2,214
     Accounts receivable, net of allowance for
       doubtful accounts of $761 and $687                                                15,349             14,723
     Inventories                                                                          9,681             10,212
     Deferred income taxes                                                                  326                326
     Prepaid expenses and other current assets                                            1,786              1,293
                                                                                       --------           --------
           Total current assets                                                          32,586             28,768

PROPERTY, PLANT AND EQUIPMENT, net                                                       14,349             13,848
PATENTS, net                                                                                785                799
GOODWILL, net                                                                             2,053              2,053
NOTES RECEIVABLE AND OTHER ASSETS                                                         2,652              2,176
                                                                                       --------           --------
           Total assets                                                                $ 52,425           $ 47,644
                                                                                       ========           ========

                           LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                                 $  2,651           $  2,186
     Accounts payable                                                                     4,914              4,218
     Accrued expenses and other current liabilities                                       5,761              4,547
     Accrued commissions                                                                  1,304              1,220
     Customer advances                                                                      821              1,032
                                                                                       --------           --------
           Total current liabilities                                                     15,451             13,203

LONG-TERM DEBT, net of current portion                                                   11,371             12,499
DEFERRED INCOME TAXES                                                                       381                381
COMMITMENTS AND CONTINGENCIES
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES,
     $.01 par value - authorized 50,000 shares; none issued                                  --                 --
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized 950,000 shares; none issued                --                 --
     Common stock, $.01 par value - authorized 50,000,000 shares;
        issued 4,433,342 shares and 4,432,742 shares                                         44                 44
     Paid-in capital                                                                     16,701             16,697
     Retained earnings                                                                   37,049             35,484
     Cumulative translation adjustments                                                  (1,075)            (3,167)
                                                                                       --------           --------
                                                                                         52,719             49,058
                                                                                       --------           --------

Treasury stock, 2,001,250 and 2,001,250 shares - at cost                                (27,497)           (27,497)
                                                                                       --------           --------
           Total shareholders' equity                                                    25,222             21,561
                                                                                       --------           --------
           Total liabilities and shareholders' equity                                  $ 52,425           $ 47,644
                                                                                       ========           ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                                Three Months Ended             Six Months Ended
                                              ----------------------        ----------------------
                                              June 29,       June 30,       June 29,       June 30,
                                                2002          2001            2002           2001
                                              -------        -------        -------        -------
REVENUES                                      $16,877        $19,318        $33,655        $40,876

COST OF REVENUES                                9,683         11,635         19,325         24,293
                                              -------        -------        -------        -------
         Gross Profit                           7,194          7,683         14,330         16,583

OPERATING EXPENSES:
   Selling, general and administrative          5,301          5,859         10,553         12,355
   Research and development                       586            772          1,292          1,521
                                              -------        -------        -------        -------
                                                5,887          6,631         11,845         13,876
                                              -------        -------        -------        -------
         Operating Income                       1,307          1,052          2,485          2,707

INTEREST EXPENSE                                  129            275            302            586
                                              -------        -------        -------        -------
   Income before income taxes                   1,178            777          2,183          2,121

INCOME TAX PROVISION                              364            167            618            536
                                              -------        -------        -------        -------

         Net Income                               814            610          1,565          1,585

RETAINED EARNINGS
   Beginning of period                         36,235         35,411         35,484         34,436
                                              -------        -------        -------        -------
   End of period                              $37,049        $36,021        $37,049        $36,021
                                              =======        =======        =======        =======

EARNINGS PER SHARE
   Basic                                      $  0.33        $  0.25        $  0.64        $  0.65
                                              =======        =======        =======        =======
   Diluted                                    $  0.33        $  0.25        $  0.64        $  0.64
                                              =======        =======        =======        =======

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                           -----------------------
                                                                                          June 29,        June 30,
                                                                                            2002            2001
                                                                                           -------         -------
OPERATING ACTIVITIES:
   Net income                                                                              $ 1,565         $ 1,585
   Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                         1,290           1,629
       Changes in assets and liabilities:
         Accounts receivable, net                                                              601           1,239
         Inventories                                                                         1,131            (499)
         Prepaid expenses and other current assets                                            (407)            225
         Other assets                                                                         (220)             10
         Accounts payable                                                                      301          (2,597)
         Accrued expenses and other current liabilities                                        659             874
                                                                                           -------         -------
                 Net cash provided by operating activities                                   4,920           2,466
                                                                                           -------         -------

INVESTING ACTIVITIES:
   Capital expenditures                                                                       (743)         (1,432)
   Investment in patents                                                                       (34)            (47)
                                                                                           -------         -------
                 Net cash used in investing activities                                        (777)         (1,479)
                                                                                           -------         -------

FINANCING ACTIVITIES:
   Net (repayments) borrowing under notes payable to banks                                  (1,108)             67
   Proceeds from issuance of long-term debt                                                    752             851
   Principal payments on long-term debt                                                     (1,103)           (995)
   Purchase of treasury stock                                                                   --            (408)
   Proceeds from issuance of common stock                                                        4             254
                                                                                           -------         -------
                 Net cash used in financing activities                                      (1,455)           (231)
                                                                                           -------         -------


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                            542            (102)
                                                                                           -------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    3,230             654
                                                                                           -------         -------

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                       2,214             553
                                                                                           -------         -------
   End of period                                                                           $ 5,444         $ 1,207
                                                                                           =======         =======

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 2002
                                   (Unaudited)

1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries ("K-Tron" or the "Company"). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. The results for an interim period are not necessarily indicative of the results for a full year.

Certain reclassifications were made to the first quarter of 2002 and prior year's consolidated financial statements to conform to the current period presentation.

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

Cash paid in the first six months of 2002 and 2001 for interest was $352 thousand and $532 thousand, respectively, and for income taxes the Company received a net refund of $121 thousand and made a cash payment of $246 thousand, respectively.

3.       Inventories

Inventories consist of the following:

                                       June 29,             December 29,
                                         2002                  2001
                                        -------               -------
                                               (in thousands)
Components                              $ 8,187               $ 8,416
Work-in-process                           1,360                 1,692
Finished goods                              134                   104
                                        -------               -------
                                        $ 9,681               $10,212
                                        =======               =======

4.       Earnings Per Share

The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                              For the Three Months Ended June 29, 2002
                                              ----------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                      Net Income Available
                                                 To Common                      Earnings
                                                Shareholders      Shares       Per Share
                                                ------------      ------       ---------
Basic                                               $814          2,432         $ 0.33
                  Common Share Equivalent
                    of Outstanding Options            --             36          (0.00)
                                                    ----          -----         ------
Diluted                                             $814          2,468         $ 0.33
                                                    ====          =====         ======

                                              For the Three Months Ended June 30, 2001
                                              ----------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                      Net Income Available
                                                  To Common                     Earnings
                                                 Shareholders    Shares        Per Share
                                                 ------------    ------        ---------
Basic                                               $610          2,430         $ 0.25
                  Common Share Equivalent
                    of Outstanding Options            --             39          (0.00)
                                                    ----          -----         ------
Diluted                                             $610          2,469         $ 0.25
                                                    ====          =====         ======

                                              For the Six Months Ended June 29, 2002
                                              --------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                       Net Income Available
                                                   To Common                    Earnings
                                                  Shareholders   Shares        Per Share
                                                   -----          -----          -----
Basic                                             $1,565          2,432         $ 0.64
                  Common Share Equivalent
                    of Outstanding Options            --             28          (0.00)
                                                  ------          -----         ------
Diluted                                           $1,565          2,460         $ 0.64
                                                  ======          =====         ======

                                                For the Six Months Ended June 30, 2001
                                             --------------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                       Net Income Available
                                                   To Common                     Earnings
                                                  Shareholders      Shares       Per Share
                                                    ------          -----          -----
Basic                                               $1,585          2,436         $ 0.65
                  Common Share Equivalent
                    of Outstanding Options              --             39          (0.01)
                                                    ------          -----         ------
Diluted                                             $1,585          2,475         $ 0.64
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

5.       Comprehensive Income

(Dollars in Thousands)            Three Months Ended                Six Months Ended
                                 -----------------------        -------------------------
                                 June 29,       June 30,        June 29,        June 30,
                                  2002           2001             2002            2001
                                 ------          -----           ------          -------
Net Income                       $  814          $ 610           $1,565          $ 1,585
Translation Adjustments           2,181           (262)           2,092           (1,415)
                                 ------          -----           ------          -------
Comprehensive Income             $2,995          $ 348           $3,657          $   170
                                 ======          =====           ======          =======

6.       Management Segment Information

The Company is engaged in one principal business segment, material handling equipment and systems. The Company operates in two primary geographic locations, North and South America (the "Americas") and Europe, the Middle East, Africa and Asia ("EMEA/Asia"). For the three and six months ended June 29, 2002 and June 30, 2001, the following tables set forth the Company"s segment information:

(Dollars in Thousands)                                        EMEA/         Elimi-          Consoli-
                                            Americas          Asia          nations           dated
                                            -------          -------        -------          -------
THREE MONTHS ENDED June 29, 2002:
  Revenues-
    Sales to unaffiliated customers         $ 6,968          $ 9,909        $    --          $16,877
    Sales to affiliates                         964              493         (1,457)              --
                                            -------          -------        -------          -------
         Total sales                        $ 7,932          $10,402        $(1,457)         $16,877
                                            =======          =======        =======          =======


  Operating income                          $   631          $   676        $    --          $ 1,307
                                            =======          =======        =======
   Interest expense                                                                             (129)
                                                                                             -------
   Income before income taxes                                                                $ 1,178
                                                                                             =======

(Dollars in Thousands)                                        EMEA/         Elimi-           Consoli-
                                            Americas          Asia          nations           dated
                                            --------         -------        --------         -------
THREE MONTHS ENDED June 30, 2001:
  Revenues-
    Sales to unaffiliated customers         $ 7,423          $11,895        $     --         $19,318
    Sales to affiliates                       1,268              507          (1,775)             --
                                            -------          -------        --------         -------
         Total sales                        $ 8,691          $12,402        $ (1,775)        $19,318
                                            =======          =======        ========         =======

   Operating income                         $   151          $   926        $    (25)        $ 1,052
                                            =======          =======        ========
   Interest expense                                                                             (275)
                                                                                             -------
   Income before income taxes                                                                $   777
                                                                                             =======

(Dollars in Thousands)                                       EMEA/         Elimi-          Consoli-
                                           Americas          Asia          nations          dated
                                           --------         -------        -------         -------
SIX MONTHS ENDED June 29, 2002:
  Revenues-
    Sales to unaffiliated customers        $ 14,540         $19,115        $    --         $33,655
    Sales to affiliates                       1,912             798         (2,710)             --
                                           --------         -------        -------         -------
         Total sales                       $ 16,452         $19,913        $(2,710)        $33,655
                                           ========         =======        =======         =======


  Operating income                         $  1,275         $ 1,210        $    --         $ 2,485
                                           ========         =======        =======
   Interest expense                                                                           (302)
                                                                                           -------
   Income before income taxes                                                              $ 2,183
                                                                                           =======

(Dollars in Thousands)                                        EMEA/         Elimi-          Consoli-
                                            Americas          Asia          nations          dated
                                            --------         -------        -------         -------
SIX MONTHS ENDED June 30, 2001:
   Revenues-
     Sales to unaffiliated customers        $ 16,492         $24,384        $    --         $40,876
     Sales to affiliates                       2,548           1,088         (3,636)             --
                                            --------         -------        -------         -------
         Total sales                        $ 19,040         $25,472        $(3,636)        $40,876
                                            ========         =======        =======         =======


   Operating income                         $  1,219         $ 1,513        $   (25)        $ 2,707
                                            ========         =======        =======
   Interest expense                                                                            (586)
                                                                                            -------
Income before income taxes                                                                  $ 2,121
                                                                                            =======

7.       Goodwill

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on December 30, 2001. As required by SFAS 142, the Company has completed the transitional impairment test on goodwill, which resulted in no impairment charge.

The Company has reassessed the balance sheet classification, useful lives and residual values of all acquired intangible assets. No adjustments or reclassifications were required by this reassessment, and only goodwill was determined to have an indefinite life. Goodwill amortization in fiscal 2001 was $345 thousand on an after-tax basis, or $0.14 per share. Goodwill amortization for the three months and six months ended June 30, 2001 was $123 thousand and $255 thousand, respectively, on an after-tax basis, or $0.05 per share and $0.10 per share, respectively. Based upon these amounts, the as adjusted net income and diluted earnings per share for the three months and six months ended June 30, 2001 was $0.733 million and $0.30 and $1.840 million and $0.74, respectively.

ITEM 2. MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         For the second quarter and first six months of 2002, K-Tron reported net income of $ 0.814 million and $1.565 million, respectively, compared to $0.610 million and $1.585 million for the same periods in 2001. On July 31, 2001, we sold our Hasler heavy feeder business ("Hasler"), and on November 30, 2001 we acquired Pneumatic Conveying Systems Limited ("PCS") in the United Kingdom, which transactions are more fully discussed in our Annual Report on Form 10-K for the year ended December 29, 2001.

         We are an international company and derived approximately 57% and 60% of our revenues for the first six months of 2002 and 2001, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. Since we operate globally, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items of foreign subsidiaries into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.

         The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:

                                         Three Months Ended           Six Months Ended
                                        ----------------------      ----------------------
                                        June 29,      June 30,      June 29,      June 30,
                                          2002          2001          2002          2001
                                         -----         -----         -----         -----
Total revenues                           100.0%        100.0%        100.0%        100.0%
Cost of revenues                          57.4          60.2          57.4          59.4
                                         -----         -----         -----         -----
Gross profit                              42.6          39.8          42.6          40.6

Selling, general & administrative         31.4          30.4          31.4          30.3
Research & development                     3.5           4.0           3.8           3.7
                                         -----         -----         -----         -----
Operating income                           7.7           5.4           7.4           6.6
Interest                                   0.7           1.4           0.9           1.4
                                         -----         -----         -----         -----
Income before income taxes                 7.0%          4.0%          6.5           5.2%
                                         =====         =====         =====         =====

         The following table summarizes our order backlog as of the dates indicated, all adjusted to June 29, 2002 foreign exchange rates:


(Dollars in Thousands)                          June 29, 2002    December 29, 2001    June 30, 2001
                                                -------------    -----------------    -------------
Order backlog including Hasler business            $10,841            $12,965            $16,619

Order backlog excluding Hasler
  business (sold July 31, 2001)                    $10,841            $12,965            $13,486

         As previously noted, more than half of our revenues are normally derived from activities in foreign jurisdictions. Consequently, our results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, euro and British pound sterling and, to a lesser degree, the Singapore dollar and other currencies. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, since we typically receive a majority of our revenues in currencies other than the U.S. dollar, we generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. In particular, a general weakening of the U.S. dollar against other currencies may positively affect our total revenues, gross profit and operating income as expressed in U.S. dollars, whereas a general strengthening of the U.S. dollar against such currencies would have the opposite effect.

         In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the Swiss franc/euro and Swiss franc/British pound sterling (for sales from the Company"s Swiss manufacturing facility) exchange rates.

         For the second quarter and first six months of 2002 and 2001, the changes in certain key exchange rates were as follows:

                                            Three Months Ended              Six Months Ended
                                        --------------------------      ---------------------------
                                        June 29,          June 30,      June 29,           June 30,
                                          2002              2001          2002              2001
                                         -----              -----        -----              -----
Average U.S. dollar equivalent of
   one Swiss franc                       0.631              0.570        0.613              0.586
% change vs. prior year                           +10.7%                          +4.6%

Average U.S. dollar equivalent of
   one euro                              0.924              0.872        0.900              0.898
% change vs. prior year                           +6.0%                           +0.2%

Average U.S. dollar equivalent of
   one British pound sterling            1.465              1.423        1.446              1.440
% change vs. prior year                           +3.0%                           +0.4%

Average Swiss franc equivalent of
   one euro                              1.464              1.530        1.468              1.532
% change vs. prior year                           -4.3%                           -4.2%

Average Swiss franc equivalent of
   one British pound sterling            2.322              2.494        2.360              2.457
% change vs. prior year                           -6.9%                           -3.9%

         Total revenues decreased by $2.4 million or 12.6% in the second quarter of 2002 and by $7.2 million or 17.7% in the first six months of 2002 compared to the same periods in 2001. Without Hasler, revenues decreased by $0.8 million or 4.6% in the second quarter of 2002 and by $3.7 million or 9.8% in the first six months of 2002 compared to the same periods in 2001, driven by declines in EMEA/Asia and to a lesser extent in the Americas, due to a weaker global economy with reduced capital spending in the process industries we serve, partially offset by two full quarters of revenues from the November 30, 2001 PCS acquisition and the positive effect of a weaker U.S. dollar when translating the results of foreign operations. If the average foreign exchange rates for the second quarter and first six months of 2001 were applied to the same periods of 2002, total revenues for 2002 (excluding Hasler) would have decreased by $1.7 million or 9.4% for the second quarter and by $4.4 million or 11.8% for the first six months versus the same periods in 2001.

         Gross profit as a percent of revenues increased to 42.6% for the second quarter and first six months of 2002 compared to 39.8% and 40.6% for the same periods in 2001. The improvement in gross profit was primarily due to the change in sales mix as a result of the July 31, 2001 sale of the Hasler business and a reduction in fixed costs, including the elimination of goodwill expense as the Company adopted SFAS No. 142 on December 30, 2001. Goodwill amortization for the three months and six months ended June 30, 2001 was $123 thousand and $255 thousand, respectively.

         Selling, general and administrative (SG&A) expense decreased by $0.6 million or 9.5% (same SG&A level without Hasler) for the second quarter of 2002 and decreased by $1.8 million or 14.6% ($0.6 million or 5.1% without Hasler) for the first six months of 2002 compared to the same periods in 2001. The decrease in 2002 SG&A was primarily due to lower commissions on the reduced revenues, fewer employees and the elimination of Hasler SG&A, offset in part by higher foreign exchange translation rates (weaker U.S. dollar). As a percent of total revenues, SG&A for the second quarter and first six months of 2002 was 31.4% compared to 30.4% and 30.3% for the same periods in 2001.

         Research and development (R&D) expenditures decreased by $186 thousand or 4.1% for the second quarter of 2002 and by $229 thousand or 15.1% for the first six months of 2002 compared to the same periods in 2001. R&D expenses decreased due to lower staff costs, partially offset by an increase in tooling costs and by higher foreign exchange translation rates (weaker U.S. dollar). R&D expense as a percent of total revenues was 3.5% for the second quarter of 2002 and 3.8% for the first six months of 2002 compared to 4.0% and 3.7% for the same periods in 2001.

         Interest expense decreased by $146 thousand or 53.1% for the second quarter of 2002 and by $284 thousand or 48.5% for the first six months of 2002 compared to the same periods in 2001, primarily due to lower interest rates and debt reductions.

         Income before income taxes was $1.178 million for the second quarter of 2002 and $2.183 million for the first six months of 2002 compared to $0.777 million and $2.121 million for the same periods in 2001. The changes during the periods were the result of the items discussed above, with the second quarter and first six months of 2002 income before income taxes improving versus a year ago, despite lower revenues, primarily as a results of the Hasler sale and the globalization and cost reduction initiatives which we implemented during 2001.

         The effective tax rates for the second quarter and first six months of 2002 were 30.9% and 28.3% compared to 21.5% and 25.3% for the same periods in 2001. The higher effective tax rates in 2002 were primarily due to a higher proportion of total taxable income being in the United States. On July 1, 2002, New Jersey approved legislation for corporation income tax reform. There were several changes made to the law that will likely increase the Company's effective tax rate in the third quarter of 2002.

         The order backlog of non-Hasler customer orders decreased by 16.4% at the end of the second quarter of 2002 compared to year-end 2001 and by 19.6% compared to the end of the second quarter in 2001, in each case at constant foreign exchange rates. The decrease as compared to the end of 2001 was primarily the result of lower orders received at our facility in Switzerland in the first half of 2002, while the decrease as compared to the second quarter of 2001 was the result of lower orders received at our facilities in both Switzerland and the United States, and also from the fact that the second quarter 2001 numbers did not include orders received by PCS which was acquired on November 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Our capitalization as of the end of the second quarter of 2002 and as of the end of fiscal years 2001 and 2000 is set forth below:

                                                  June 29,       Dec. 29,        Dec. 30,
(Dollars in Thousands)                              2002           2001            2000
                                                  -------         -------         -------
Short-term debt, including current
  portion of long-term debt                       $ 2,651         $ 2,186         $ 3,595
Long-term debt                                     11,371          12,499          12,390
                                                  -------         -------         -------
Total debt                                         14,022          14,685          15,985

Shareholders' equity                               25,222          21,561          21,311
                                                  -------         -------         -------
Total debt and shareholders' equity               $39,244         $36,246         $37,296
                                                  =======         =======         =======
  (total capitalization)

Percent total debt to total capitalization             36%             41%             43%
Percent long-term debt to equity                       45%             58%             58%
Percent total debt to equity                           56%             68%             75%

         Total debt decreased by $0.663 million in the first six months of 2002, or by $1.46 million when adjusted to a constant foreign exchange rate, with U.S. debt decreasing by $1.46 million. At June 29, 2002, we had $5.0 million of unused borrowing availability under our U.S. revolving credit agreement and $1.8 million of unused borrowing availability under our foreign loan agreements. In July 2002 the $5.0 million U.S. revolving credit agreement was extended through July 2004.

         At June 29, 2002, working capital was $17.1 million compared to $15.6 million at December 29, 2001, and the ratio of current assets to current liabilities at those dates was 2.11 and 2.18, respectively.

         In the first six months of 2002 and 2001, we utilized internally generated funds to meet our working capital needs.

         Net cash provided by operating activities was $4.9 million in the first six months of 2002 compared to $2.5 million in the same period of 2001. The increase in operating cash flow during the first six months of 2002 compared to the same period in 2001 was primarily due to a reduction in inventory and an increase in accounts payable partially offset by an increase in prepaid expenses, a smaller reduction in accounts receivable and lower amortization.

         Net cash used in investing activities in the first six months of 2002 and 2001 was primarily for capital additions.

         Cash used in financing activities in the first six months of 2002 was primarily for debt reduction.

         Of the total increase in shareholders' equity of $3.7 million in the first six months of 2002, $2.1 million was attributable to changes in foreign exchange rates, particularly the strengthening of the Swiss franc and euro compared to the U.S. dollar.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include statements regarding the effect of changes in foreign exchange rates on our business and the effect of recent New Jersey tax legislation. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      The Annual Meeting of Shareholders of the Company was held on May 17,
         2002.

(b)      Not applicable

(c) Shareholders of the Company were asked to vote on a proposal to elect one Class I director. The Board of Directors nominated Edward T. Hurd as the Class I director. There were no other nominations. Mr. Hurd was then elected, with the result of the vote taken at the Annual Meeting being as follows:

                                                    Numbers of Votes
                                               --------------------------
                                                  For            Withheld
                                               ---------         --------
Edward T. Hurd                                 1,785,851          19,902

         Directors are elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         On June 26, 2002, the Registrant filed a Current Report on Form 8-K dated June 22, 2002, reporting in Item 4 that effective June 22, 2002 the Registrant had dismissed Arthur Andersen LLP as the Registrant's independent public accountants and had appointed KPMG LLP as the Registrant's independent public accountants for the fiscal year ending December 28, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    K-TRON INTERNATIONAL, INC.


Date:  August 12, 2002              By:   /s/ Ronald R. Remick
                                          --------------------
                                          Ronald R. Remick
                                          Senior Vice President & Chief
                                          Financial Officer
                                          (Duly authorized officer and principal
                                          financial officer of the Registrant)


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