Form 10-Q
period 2002-09-28
K TRON INTERNATIONAL INC
filed 2002-11-12
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ________________ to ____________________

                          Commission file number 0-9576

                           K-TRON INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  New Jersey                               22-1759452
(State or Other Jurisdiction of Incorporation  (I.R.S. Employer Identification #)
                  or Organization)

Routes 55 & 553, P.O. Box 888, Pitman, New Jersey             08071-0888
   (Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code            (856) 589-0500

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

                                                               Yes[X] No [ ]

The Registrant had 2,432,092 shares of Common Stock outstanding as of September 28, 2002.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                         Page No.
                                                                                         --------
PART I.                            FINANCIAL INFORMATION

          Item 1.                  Financial Statements.

                                   Consolidated Balance Sheets                               1
                                   September 28, 2002 and December 29, 2001

                                   Consolidated Statements of Income                         2
                                   & Retained Earnings for the Three and Nine Months
                                   Ended September 28, 2002 and September 29, 2001

                                   Consolidated Statements of Cash Flows                     3
                                   for the Nine Months Ended September 28, 2002
                                   and September 29, 2001

                                   Notes to Consolidated Financial Statements            4 - 8

          Item 2.                  Management's Discussion and Analysis                 9 - 15
                                   of Financial Condition and Results of Operations.

          Item 4.                  Controls and Procedures.                                 15


PART II.                           OTHER INFORMATION

          Item 6.                  Exhibits and Reports on Form 8-K.                        16

SIGNATURES                                                                                  17

CERTIFICATIONS                                                                           18-19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                                                            September 28,   December 29,
                                                                                2002           2001
                                                                            -------------   ------------
                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  3,240    $  2,214
     Accounts receivable, net of allowance for
       doubtful accounts of $716 and $687                                         15,027      14,723
     Inventories                                                                   9,441      10,212
     Deferred income taxes                                                           326         326
     Prepaid expenses and other current assets                                     1,875       1,293
                                                                                --------    --------
          Total current assets                                                    29,909      28,768

PROPERTY, PLANT AND EQUIPMENT, net                                                14,367      13,848
PATENTS, net                                                                         781         799
GOODWILL, net                                                                      2,053       2,053
NOTES RECEIVABLE AND OTHER ASSETS                                                  2,500       2,176
                                                                                --------    --------
          Total assets                                                          $ 49,610    $ 47,644
                                                                                ========    ========

                  LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                          $  2,660    $  2,186
     Accounts payable                                                              4,724       4,218
     Accrued expenses and other current liabilities                                6,665       4,547
     Accrued commissions                                                           1,024       1,220
     Customer advances                                                               847       1,032
                                                                                --------    --------
          Total current liabilities                                               15,920      13,203

LONG-TERM DEBT, net of current portion                                             7,394      12,499
DEFERRED INCOME TAXES                                                                381         381
COMMITMENTS AND CONTINGENCIES
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES,
     $.01 par value - authorized 50,000 shares; none issued                         --          --
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized 950,000 shares; none issued       --          --
     Common stock, $.01 par value - authorized 50,000,000 shares;
          issued 4,433,342 shares and 4,432,742 shares                                44          44
     Paid-in capital                                                              16,701      16,697
     Retained earnings                                                            37,885      35,484
     Cumulative translation adjustments                                           (1,218)     (3,167)
                                                                                --------    --------
                                                                                  53,412      49,058
                                                                                --------    --------
     Treasury stock, 2,001,250 and 2,001,250 shares-at cost                      (27,497)    (27,497)
                                                                                --------    --------
          Total shareholders' equity                                              25,915      21,561
                                                                                --------    --------
          Total liabilities and shareholders' equity                            $ 49,610    $ 47,644
                                                                                ========    ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)


                                            Three Months Ended            Nine Months Ended
                                            ------------------            -----------------
                                       September 28,  September 29,  September 28,  September 29,
                                          2002            2001          2002            2001
                                       -------------  -------------  -------------  -------------
REVENUES                                $ 16,905       $ 16,081      $ 50,560       $ 56,957

COST OF REVENUES                           9,969          9,716        29,294         34,009
                                        --------       --------      --------       --------
            Gross Profit                   6,936          6,365        21,266         22,948

OPERATING EXPENSES:
    Selling, general & administrative      5,057          5,940        15,610         18,345
    Research and development                 603            622         1,895          2,093
    Loss on disposition of business           --            620            --            620
                                        --------       --------      --------       --------
                                           5,660          7,182        17,505         21,058
                                        --------       --------      --------       --------

            Operating Income (Loss)        1,276           (817)        3,761          1,890

INTEREST EXPENSE                             104            256           406            842
                                        --------       --------      --------       --------
    Income (loss) before income taxes      1,172         (1,073)        3,355          1,048

INCOME TAX PROVISION (Benefit)               336           (305)          954            231
                                        --------       --------      --------       --------

            Net Income (Loss)                836           (768)        2,401            817

RETAINED EARNINGS
    Beginning of period                   37,049         36,021        35,484         34,436
                                        --------       --------      --------       --------
    End of period                       $ 37,885       $ 35,253      $ 37,885       $ 35,253
                                        ========       ========      ========       ========

EARNINGS (LOSS) PER SHARE
    Basic                               $   0.34       $  (0.32)     $   0.99       $   0.34
                                        ========       ========      ========       ========
    Diluted                             $   0.34       $  (0.32)     $   0.97       $   0.33
                                        ========       ========      ========       ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                     September 28,             September 29,
                                                                                     -------------             -------------
                                                                                         2002                      2001
                                                                                     -------------             -------------
OPERATING ACTIVITIES:
   Net income                                                                             $2,401                  $817
   Adjustment to reconcile net income to net cash provided by operating activities:
         Loss of disposition of business                                                      --                   620
         Depreciation and amortization                                                     2,109                 2,413
         Changes in assets and liabilities:
              Accounts receivable, net                                                       845                 2,910
              Inventories                                                                  1,298                   281
              Prepaid expenses and other current assets                                     (483)                  112
              Other assets                                                                   (91)                  185
              Accounts payable                                                               163                (4,225)
              Accrued expenses and other current liabilities                               1,324                 1,161
                                                                                          ------                ------
                    Net cash provided by operating activities                              7,566                 4,274
                                                                                          ------                ------

INVESTING ACTIVITIES:
   Proceeds from disposition of business                                                      --                   594
   Capital expenditures                                                                   (1,594)               (1,868)
   Investment in patents                                                                     (51)                  (88)
                                                                                          ------                ------
                    Net cash used in investing activities                                 (1,645)               (1,362)
                                                                                          ------                ------

FINANCING ACTIVITIES:
   Net (repayments) borrowing under notes payable to banks                                (1,677)                  154
   Proceeds from issuance of long-term debt                                                  752                   438
   Principal payments on long-term debt                                                   (4,263)               (1,804)
   Purchase of treasury stock                                                                 --                  (438)
   Proceeds from issuance of common stock                                                      4                   254
                                                                                          ------                ------
                    Net cash used in financing activities                                 (5,184)               (1,396)
                                                                                          ------                ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                          289                   (31)
                                                                                          ------                ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  1,026                 1,485
                                                                                          ------                ------
CASH AND CASH EQUIVALENTS
   Beginning of period                                                                     2,214                   553
                                                                                          ------                ------
   End of period                                                                          $3,240                $2,038
                                                                                          ------                ------

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 2002
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries ("K-Tron" or the "Company"). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made.

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

         Cash paid in the first nine months of 2002 and 2001 for interest was $434 thousand and $813 thousand, respectively, and for income taxes in the same periods the Company received a net refund of $116 thousand and made a cash payment of $256 thousand, respectively.

3.       Inventories

         Inventories consist of the following:

                                       September 28,           December 29,
                                           2002                  2001
                                          ------                -------
                                                 (in thousands)
         Components                       $8,237                $ 8,416
         Work-in-process                   1,080                  1,692
         Finished goods                      124                    104
                                          ------                -------
                                          $9,441                $10,212
                                          ======                =======

4.       Earnings Per Share

         The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                                     For the Three Months Ended September 28, 2002
                                                     ---------------------------------------------
         (Dollars and Shares in Thousands
         except Per Share Data)                      Net Income Available
                                                            To Common                                Earnings
                                                           Shareholders            Shares            Per Share
                                                           ------------            ------            ---------
         Basic                                                   $836              2,432               $0.34

                    Common Share Equivalent
                      of Outstanding Options                       --                 36               (0.00)
                                                                 ----              -----               -----
         Diluted                                                 $836              2,468               $0.34
                                                                 ====              =====               =====


                                                     For the Three Months Ended September 29, 2001
                                                     ---------------------------------------------
         (Dollars and Shares in Thousands
         except Per Share Data)                    Net Income (Loss) Available
                                                            To Common                              Earnings (Loss)
                                                           Shareholders            Shares            Per Share
                                                           ------------            ------            ---------
         Basic                                                  $(768)             2,436              $(0.32)

                    Common Share Equivalent
                      of Outstanding Options                       --                 --(1)            (0.00)
                                                                -----              -----              ------
         Diluted                                                $(768)             2,436              $(0.32)
                                                                =====              =====              ======


         (1)Common share equivalents were not considered for the three months ended September 29, 2001 as they are antidilutive.

                                                     For the Nine Months Ended September 28, 2002
                                                     --------------------------------------------
         (Dollars and Shares in Thousands
         except Per Share Data)                      Net Income Available
                                                            To Common                                Earnings
                                                           Shareholders            Shares            Per Share
                                                           ------------            ------            ---------
         Basic                                                 $2,401              2,432               $0.99

                    Common Share Equivalent
                      of Outstanding Options                       --                 31               (0.02)
                                                               ------              -----               -----
         Diluted                                               $2,401              2,463               $0.97
                                                               ======              =====               =====

                                                     For the Nine Months Ended September 29, 2001
                                                     --------------------------------------------
         (Dollars and Shares in Thousands
         except Per Share Data)                      Net Income Available
                                                            To Common                                Earnings
                                                           Shareholders            Shares            Per Share
                                                           ------------            ------            ---------
         Basic                                                   $817              2,436               $0.34

                    Common Share Equivalent
                      of Outstanding Options                       --                 41               (0.01)
                                                                 ----              -----               -----
         Diluted                                                 $817              2,477               $0.33
                                                                 ====              =====               =====


         Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during a given time period. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

5.       Comprehensive Income

         Comprehensive income is the total of net income and the current year change in translation adjustments, which is the Company's only non-owner change in equity. For the three and nine month periods ending September 28, 2002 and September 29, 2001, the following table sets forth the Company's comprehensive income:

         (Dollars in Thousands)                          Three Months Ended             Nine Months Ended
                                                       -----------------------       -----------------------
                                                       Sept. 28,      Sept. 29,      Sept. 28,      Sept. 29,
                                                          2002           2001          2002           2001
                                                          ----          -----         ------          ----
         Net Income (Loss)                                $836          $(768)        $2,401          $817
         Translation Adjustments                          (143)         1,458          1,949            43
                                                          ----          -----         ------          ----
         Comprehensive Income                             $693          $ 690         $4,350          $860
                                                          ====          =====         ======          ====

6.       Management Segment Information

         The Company is engaged in one principal business segment -- material handling equipment and systems. The Company operates in two primary geographic locations, North and South America (the "Americas") and Europe, the Middle East, Africa and Asia ("EMEA/Asia"). For the three and nine months ended September 28, 2002 and September 29, 2001, the following tables set forth the Company's segment information:

         (Dollars in Thousands)                                              EMEA/        Elimi-        Consoli-
                                                        Americas             Asia        nations         dated
                                                        --------             ----        -------         -----
         THREE MONTHS ENDED
            September 28, 2002
            Revenues

              Sales to unaffiliated customers            $ 6,591            $10,314    $      --        $16,905
              Sales to affiliates                            837                585       (1,422)            --
                                                         -------            -------    ---------        -------
                   Total sales                           $ 7,428            $10,899    $  (1,422)       $16,905
                                                         =======            =======    =========        =======

            Operating income                             $   118            $ 1,118    $      40        $ 1,276
                                                         =======            =======    =========
            Interest expense                                                                               (104)
                                                                                                        -------
            Income before income taxes                                                                  $ 1,172
                                                                                                        =======

         (Dollars in Thousands)                                              EMEA/       Elimi-        Consoli-
                                                        Americas             Asia        nations         dated
                                                        --------             ----        -------         -----
         THREE MONTHS ENDED
            September 29, 2001
            Revenues

              Sales to unaffiliated customers           $  6,606            $9,475     $      --        $16,081
              Sales to affiliates                            875               294        (1,169)            --
                                                        --------            ------     ---------        -------
                   Total sales                            $7,481            $9,769       $(1,169)       $16,081
                                                        ========            ======     =========        =======
            Operating income (loss)                     $     85            $ (902)    $      --        $  (817)
                                                        ========            ======     =========
            Interest expense                                                                               (256)
                                                                                                        -------
            Income (loss) before income taxes                                                           $(1,073)
                                                                                                        =======

    (Dollars in Thousands)                                    EMEA/       Elimi-       Consoli-
                                              Americas        Asia        nations       dated
                                              --------        ----        -------       -----
     NINE MONTHS ENDED
        September 28, 2002
        Revenues
          Sales to unaffiliated customers      $21,131       $29,429      $    --       $50,560
          Sales to affiliates                    2,749         1,383       (4,132)           --
                                               -------       -------      -------       -------
                Total sales                    $23,880       $30,812      $(4,132)      $50,560
                                               =======       =======      =======       =======
        Operating income                       $ 1,393       $ 2,328      $    40       $ 3,761
                                               =======       =======      =======
        Interest expense                                                                   (406)
                                                                                        -------
        Income before income taxes                                                      $ 3,355
                                                                                        =======

     (Dollars in Thousands)                                   EMEA/       Elimi-       Consoli-
                                              Americas        Asia        nations       dated
                                              --------        ----        -------       -----
     NINE MONTHS ENDED
        September 29, 2001
        Revenues
          Sales to unaffiliated customers      $23,098       $33,859      $    --       $56,957
          Sales to affiliates                    3,423         1,382       (4,805)           --
                                               -------       -------      -------       -------
                Total sales                    $26,521       $35,241      $(4,805)      $56,957
                                               =======       =======      =======       =======
        Operating income                       $ 1,304       $   611      $   (25)      $ 1,890
                                               =======       =======      =======
        Interest expense                                                                   (842)
                                                                                        -------
        Income before income taxes                                                      $ 1,048
                                                                                        =======

7.    Goodwill

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on December 30, 2001. As required by SFAS No. 142, the Company completed the transitional impairment test on goodwill, which resulted in no impairment charge.

      The Company has reassessed the balance sheet classification, useful lives and residual values of all acquired intangible assets. No adjustments or reclassifications were required by this reassessment, and only goodwill was determined to have an indefinite life. Goodwill amortization in fiscal 2001 was $345 thousand on an after-tax basis, or $0.14 per share. Goodwill amortization for the three and nine months ended September 29, 2001 was $67 thousand and $322 thousand, respectively, on an after-tax basis, or $0.02 per share and $0.13 per share, respectively. Based on these amounts, net income and diluted earnings (loss) per share for the three and nine months ended September 29, 2001, adjusted to eliminate goodwill amortization, was $(701) thousand and $(0.30) per share and $1.139 million and $0.46 per share, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      For the third quarter and first nine months of 2002, K-Tron reported net income of $836 thousand and $2.401 million, respectively, compared to a net loss of $768 thousand and net income of $817 thousand for the same periods in 2001. On July 31, 2001, we sold our Hasler heavy feeder business ("Hasler"), recording a pretax loss of $620 thousand, and on November 30, 2001 we acquired Pneumatic Conveying Systems Limited ("PCS") in the United Kingdom, which transactions are more fully discussed in our Annual Report on Form 10-K for the year ended December 29, 2001.

      We are an international company and derived approximately 58% and 59% of our revenues for the first nine months of 2002 and 2001, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. Since we operate globally, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items of foreign subsidiaries into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.

      The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:

                                             Three Months Ended       Nine Months Ended
                                             ------------------       -----------------
                                            Sept. 28,   Sept. 29,    Sept. 28,   Sept. 29,
                                              2002        2001         2002        2001
                                              ----        ----         ----        ----
     Total revenues                           100.0%      100.0%       100.0%      100.0%
     Cost of revenues                          59.0        60.4         57.9        59.7
                                              -----       -----        -----       -----
     Gross profit                              41.0        39.6         42.1        40.3

     Selling, general & administrative         29.9        36.9         30.9        32.2
     Research & development                     3.6         3.9          3.8         3.7
     Loss on disposition of business             --         3.9           --         1.1
                                              -----       -----        -----       -----
     Operating income (loss)                    7.5        (5.1)         7.4         3.3
     Interest                                   0.6         1.6          0.8         1.5
                                              -----       -----        -----       -----
     Income (loss) before income taxes          6.9%       (6.7%)        6.6%        1.8%
                                              =====       =====        =====       =====

      The following table summarizes our order backlog as of the dates indicated, all adjusted to September 28, 2002 foreign exchange rates:

    (Dollars in Thousands)    Sept. 28, 2002    December 29, 2001   Sept. 29, 2001
                              --------------    -----------------   --------------
     Order backlog               $10,506             $12,935            $11,425

      As previously noted, more than half of our revenues are normally derived from activities in foreign jurisdictions. Consequently, our results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, euro and British pound sterling and, to a lesser degree, the Singapore dollar and other currencies. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, since we typically receive a majority of our revenues in currencies other than the U.S. dollar, we generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. In particular, a general weakening of the U.S. dollar against other currencies would positively affect our total revenues, gross profit and operating income as expressed in U.S. dollars (provided that the gross profit and operating income numbers from foreign operations are not losses, since in the case of a loss, the effect would be to increase the loss), whereas a general strengthening of the U.S. dollar against such currencies would have the opposite effect.

      In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the Swiss franc/euro and Swiss franc/British pound sterling (for sales from the Company's Swiss manufacturing facility) exchange rates.

      For the third quarter and first nine months of 2002 and 2001, the changes in certain key exchange rates were as follows:


                                                   Three Months Ended                  Nine Months Ended
                                                   ------------------                  -----------------
                                              Sept. 28,           Sept. 29,       Sept. 28,         Sept. 29,
                                                2002                 2001           2002               2001
                                                ----                 ----           ----               ----
    Average U.S. dollar equivalent of
       one Swiss franc                          0.672                0.594          0.633              0.589
    % change vs. prior year                               +13.1%                              +7.4%

    Average U.S. dollar equivalent of
       one euro                                 0.983                0.894          0.928               0.897
    % change vs. prior year                               +10.0%                              +3.5%

    Average U.S. dollar equivalent of
       one British pound sterling               1.549                1.440          1.480               1.440
    % change vs. prior year                                +7.6%                              +2.8%

    Average Swiss franc equivalent of
       one euro                                 1.463                1.505          1.466               1.523
    % change vs. prior year                                -2.8%                              -3.7%

    Average Swiss franc equivalent of
       one British pound sterling               2.305                2.424          2.338               2.445
    % change versus prior year                             -4.9%                              -4.4%

      Total revenues increased by $0.8 million or 5.1% in the third quarter of 2002 and decreased by $6.4 million or 11.2% in the first nine months of 2002 compared to the same periods in 2001. Without Hasler, revenues increased by $1.7 million or 11.3% in the third quarter of 2002 and decreased by $1.9 million or 3.7% in the first nine months of 2002 compared to the same periods in 2001. The decrease in revenues without Hasler for the nine months was driven by declines in EMEA/Asia and the Americas, due to a weaker global economy with reduced capital spending in the process industries we serve, partially offset by three full quarters of revenues from the November 30, 2001 acquisition of PCS and the positive effect of a weaker U.S. dollar when translating the revenues of foreign operations. The increase in revenues without Hasler for the third quarter was due to revenues from PCS and the positive effect of a weaker U.S. dollar, partially offset by revenue declines in EMEA/Asia. If the average foreign exchange rates for the third quarter and first nine months of 2001 were applied to the same periods of 2002, total revenues for 2002 (excluding Hasler) would have increased by $0.6 million or 3.6% for the third quarter and decreased by $3.8 million or 7.3% for the first nine months versus the same periods in 2001.

      Gross profit as percentage of revenues increased to 41.0% for the third quarter and 42.1% for the first nine months of 2002 compared to 39.6% and 40.3% for the same periods in 2001. The improvements in gross profit were primarily due to the change in sales mix as a result of the July 31, 2001 sale of the Hasler business and a reduction in fixed costs, including the elimination of goodwill expense as the Company adopted SFAS No. 142 on December 30, 2001. Goodwill amortization for the three months and nine months ended September 29, 2001 was $67 thousand and $322 thousand, respectively.

      Selling, general and administrative (SG&A) expense decreased by $0.9 million or 14.9% ($0.6 million or 11.1% without Hasler) for the third quarter and by $2.7 million or 14.9% ($1.1 million or 6.8% without Hasler) for the first nine months of 2002 compared to the same periods in 2001. These decreases in SG&A were primarily due to lower commissions on the reduced revenues for the nine months, fewer employees, the elimination of Hasler SG&A after the sale of Hasler on July 31, 2001 and the benefits realized from one-time costs associated with cost reductions implemented in the third quarter of 2001, offset in part by higher foreign exchange translation rates (weaker U.S. dollar). SG&A expense as a percent of total revenues was 29.9% for the third quarter and 30.9% for the first nine months of 2002 compared to 36.9% and 32.2% for the same periods in 2001.

      Research and development (R&D) expenditures were essentially constant for the third quarter of 2002 and decreased by $198 thousand or 9.5% for the first nine months of 2002, compared to the same periods in 2001. R&D expenses decreased for the first nine months due to lower staff costs, partially offset by an increase in tooling costs and by higher foreign exchange translation rates (weaker U.S. dollar). R&D expense as a percent of total revenues was 3.6% for the third quarter and 3.8% for the first nine months of 2002 compared to 3.9% and 3.7% for the same periods in 2001.

      Interest expense decreased by $152 thousand or 59.4% for the third quarter and by $436 thousand or 51.8% for the first nine months of 2002 compared to the same periods in 2001, primarily due to lower interest rates and debt reductions of $2.6 million in Switzerland ($3.2 million at constant foreign exchange rates) and $2.0 million in the U.S.

      Income before income taxes was $1.2 million for the third quarter and $3.4 million for the first nine months of 2002 compared to a loss of $1.1 million and income of $1.0 million for the same periods in 2001. The changes from year-to-year were the result of the items discussed above, with the third quarter and first nine months of 2002 income before income taxes improving versus a year ago, despite lower revenues for the nine months, primarily as a result of the Hasler sale and the globalization and cost reduction initiatives which we implemented during the latter half of 2001.

      The effective tax rates for the third quarter and first nine months of 2002 were 28.7% and 28.4% compared to 28.4% (benefit) and 22.0% for the same periods in 2001. The higher effective tax rates in 2002 were primarily due to the increase in foreign taxable income in 2002 as compared to 2001, which included the loss on the sale of the Hasler business. On July 1, 2002, New Jersey approved legislation for corporation income tax reform. The changes made to the law accounted for an increase in the tax provision for the first nine months of 2002 of approximately $60 thousand after the related federal income tax benefit.

      The order backlog decreased by 18.8% at the end of the third quarter of 2002 compared to year-end 2001 and by 8.0% compared to the end of the third quarter of 2001, in each case at constant foreign exchange rates. The decrease from the end of 2001 was primarily the result of lower orders received at our facility in Switzerland in the first nine months of 2002, while the decrease from the end of the third quarter of 2001 was the result of both lower orders received at our facility in Switzerland and the fact that the third quarter 2001 backlog did not include orders received by PCS which was acquired on November 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Our capitalization as of the end of the third quarter of 2002 and as of the end of fiscal years 2001 and 2000 is set forth below:

                                                    Sept. 28,     Dec. 29,       Dec. 30,
    (Dollars in Thousands)                            2002          2001           2000
                                                      ----          ----           ----
     Short-term debt, including current
            portion of long-term debt                $ 2,660       $ 2,186       $ 3,595
     Long-term debt                                    7,394        12,499        12,390
                                                     -------       -------       -------
     Total debt                                       10,054        14,685        15,985

     Shareholders' equity                             25,915        21,561        21,311
                                                     -------       -------       -------
     Total debt and shareholders' equity             $35,969       $36,246       $37,296
                                                     =======       =======       =======
            (total capitalization)

     Percent total debt to total capitalization           28%           41%           43%
     Percent long-term debt to equity                     29%           58%           58%
     Percent total debt to equity                         39%           68%           75%

      Total debt decreased by $4.6 million in the first nine months of 2002, or by $5.2 million when adjusted to a constant foreign exchange rate, with debt decreasing by $2.6 million in Switzerland ($3.2 million at constant foreign exchange rates) and $2.0 million in the U.S. At September 28, 2002, we had $5.0 million of unused borrowing availability under our U.S. revolving credit agreement and $6.0 million of unused borrowing availability under our foreign loan agreements. In July 2002, the $5.0 million U.S. revolving credit agreement was extended through July 2004.

      At September 28, 2002, working capital was $14.0 million compared to $15.6 million at December 29, 2001, and the ratio of current assets to current liabilities at those dates was 1.88 and 2.18, respectively.

      In the first nine months of 2002 and 2001, we utilized internally generated funds to meet our working capital needs.

      Net cash provided by operating activities was $7.6 million in the first nine months of 2002 compared to $4.3 million in the same period of 2001. The increase in operating cash flow during the first nine months of 2002 compared to the same period in 2001 was primarily due to higher income, a reduction in inventory and an increase in accounts payable partially offset by an increase in prepaid expenses, a reduction in accounts receivable and lower amortization.

      Net cash used in investing activities in the first nine months of 2002 and 2001 was primarily for capital additions. In 2001, capital additions were partially offset by proceeds from the sale of the Hasler business.

      Cash used in financing activities in the first nine months of 2002 and 2001 was for debt reduction.

      Of the total increase in shareholders' equity of $4.4 million in the first nine months of 2002, $1.9 million was attributable to changes in foreign exchange rates, particularly the strengthening of the Swiss franc and euro versus the U.S. dollar.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

      The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," " should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include statements regarding the effect of changes in foreign exchange rates on our business and the effect of recent New Jersey tax legislation. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      These factors which may affect our future performance and financial and competitive position and also the accuracy of any forward-looking statements should be evaluated with an understanding of their inherent uncertainty.

ITEM 4. CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures

      An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was recently conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of November 11, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to November 11, 2002.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      We did not file a report on Form 8-K during the quarter ended September 28, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    K-TRON INTERNATIONAL, INC.


Date: November 12, 2002             By:  /s/ Ronald R. Remick
                                         --------------------
                                         Ronald R. Remick
                                         Senior Vice President & Chief
                                         Financial Officer
                                         (Duly authorized officer and principal
                                         financial officer of the registrant)


                                    By:  /s/Alan R. Sukoneck
                                         -------------------
                                         Alan R. Sukoneck
                                         Vice President, Chief Accounting
                                         & Tax Officer
                                         (Duly authorized officer and principal
                                         accounting officer of the registrant)

                                 CERTIFICATIONS

I, Edward B. Cloues, II, Chairman and Chief Executive Officer of K-Tron International, Inc. (the "Registrant"), certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and audit committee of Registrant's board of directors:

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                    /s/Edward B. Cloues, II
      -----------------                    -----------------------
                                           Edward B. Cloues, II
                                           Chairman and Chief Executive Officer

I, Ronald R. Remick, Senior Vice President and Chief Financial Officer of K-Tron International, Inc. (the "Registrant"), certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and audit committee of Registrant's board of directors:

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002          /s/Ronald R. Remick
      -----------------          -------------------
                                 Ronald R. Remick
                                 Senior Vice President & Chief Financial Officer