Form 10-K
period 2002-12-28
K TRON INTERNATIONAL INC
filed 2003-03-27
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                    FOR ANNUAL REPORT AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 28, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]

         As of June 28, 2002, which was the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $34,623,757. Such aggregate market value was computed by reference to the closing sale price of the Registrant's Common Stock as quoted on the Nasdaq National Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any institutional shareholders owning more than ten percent of the Registrant's Common Stock.

         As of February 28, 2003, there were 2,432,666 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         As stated in Part III of this annual report on Form 10-K, portions of the Registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

         Unless the context indicates otherwise, the terms "K-Tron," "the Company," "we," "our" and "us" refer to K-Tron International, Inc. and, where appropriate, one or more of its subsidiaries.

                                     PART I

ITEM 1.      BUSINESS.

GENERAL

         K-Tron is a global leader in the design, production, marketing and servicing of gravimetric and volumetric feeders and related equipment for the handling of bulk solids in a wide variety of manufacturing processes. Our feeders control the flow of materials into a process that then transforms those materials into an end product. We also design, produce, market and service pneumatic conveying systems and related equipment, some of which may be used in conjunction with our feeders, as well as ancillary equipment used primarily by plastics molding and extrusion companies. The plastics, food, chemical, detergent and pharmaceutical industries are among those served by our feeders and pneumatic conveying equipment. Through our K-Tron Electronics unit, we design and produce electronic assemblies for our own use and also for sale to others, and we make controller hardware for our own business.

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

RECENT DEVELOPMENTS

         On January 2, 2003, we purchased all of the outstanding capital stock of Pennsylvania Crusher Corporation ("Penn Crusher"). This transaction and the business of Penn Crusher and its subsidiary are described in more detail at the end of this Item 1 under the heading, "Business of Penn Crusher."

BUSINESS UNITS AND BRAND NAMES

         Without regard to Penn Crusher, we have two main business units, a Feeder Group and a Pneumatic Conveying Group, and we market and sell our equipment under three brand names: K-Tron Soder (feeders), PCS (pneumatic conveying equipment) and Colormax (ancillary equipment for the plastics industry, including pneumatic conveying equipment). We market these brands on both an equipment and total systems basis.

FEEDING EQUIPMENT

         Our Feeder Group produces feeders that control the flow of materials into a manufacturing process by mass or weight (gravimetric feeding) or by volume (volumetric feeding). Feeding equipment manufactured by us is used in many different industries.

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

         Loss-in-Weight Feeders. The loss-in-weight principle involves weighing the entire feeding system, both equipment and material, which may be either dry or liquid. The feeding mechanism controls the rate at which material is discharged into the manufacturing process based upon a change in the total weight of the system as material flows from the feeder. Electronic controllers determine the feed rate and are capable of instantly altering feed rates to maintain an accurate flow of materials. In dry material applications, loss-in-weight feeders usually utilize an auger (single or twin screw) or vibratory feeding mechanism, and the outflow is adjusted continuously to maintain the desired feed rate. In liquid applications, the flow rate is maintained by a pump or valve. Loss-in-weight feeders are especially suitable for applications requiring a very high degree of accuracy, as in adding minor ingredients to food processes or colorants to plastics, or applications requiring a closed system, as in feeding dusty materials. Loss-in-weight feeders rarely need recalibration and may also be used as batchers, to feed bulk material into bags and other containers.

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

         Weigh belt feeders may also be used as batchers or as meters, to measure accurately the amount of material flowing into or out of a container.

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

         Hurricane. The Hurricane product name is used with any pneumatic conveying equipment sold through the Feeder Group into any market. Hurricane products are assembled at K-Tron's Canadian subsidiary, Pneumatic Conveying Systems Inc., in Brantford, Ontario, and this equipment is shipped either to an end user site or a K-Tron assembly operation. Hurricane loaders, available as both self-contained and central vacuum systems, may be used on their own or in conjunction with K-Tron Soder feeders for the conveying of pellets and powders. In addition, any PCS or Colormax equipment sold by the Feeder Group is also sold under the Hurricane product name.

         Colormax. The Colormax brand name is used with any pneumatic conveying equipment or material handling system, including Hurricane and PCS equipment, sold through the Pneumatic Conveying Group into the plastics extrusion and molding industries. Colormax products are assembled at our Colormax Limited subsidiary in Telford, England and marketed directly to end users and also through distributors. The Colormax product line includes self-contained and central vacuum systems, dryers, volumetric and gravimetric blenders, material storage bins and feeders for handling various resin materials in the molding or extrusion of consumer plastic products, such as automotive components and plastic food containers.

         To differentiate itself from the competition, Colormax has introduced the first posimetric(R) feeder, the Posimax, for the industries that it serves. The Posimax is based on a patented technology for which K-Tron has obtained a worldwide exclusive license in the relevant fields of use. Posimetric is a registered trademark of Stamet, Incorporated, the licensor. The Posimax feeds material based on the principle of lockup and eliminates material flow pulsation, which is typical for screw feeders operating at low mass flow rates. The Posimax is available both as a volumetric and gravimetric feeder for free flowing materials. Our testing has shown that feeders based on the posimetric principle have the most linear performance of any feeder type when measured over a turn down range of 100:1.

         PCS. The PCS brand name is used with any pneumatic conveying equipment or material handling system, including Hurricane and Colormax equipment, sold through the Pneumatic Conveying Group into the food, pharmaceutical and chemical industries. PCS products and material handling systems are engineered and assembled at our Pneumatic Conveying Systems Limited subsidiary in Stockport, England. The PCS product line includes standard vacuum conveyors for hard-to-handle materials, an all stainless steel pharmaceutical line of equipment and a variety of ancillary equipment. PCS's capabilities include expertise in conveying fragile products without degradation and designing dense phase vacuum conveying systems for the transport of products without segregation.

K-TRON ELECTRONICS

         K-Tron Electronics designs, produces and tests electronic assemblies for outside customers, as well as for use by us in our products, and also produces controller hardware for us. Its facilities, which are located in Blackwood, New Jersey, provide both automated surface mount and through-hole assembly capabilities, as well as testing equipment.

CUSTOMERS

         We sell our equipment throughout the world to a wide variety of customers in our addressed markets, ranging from large, global companies to regional and local businesses. No single customer accounted for more than 10% of our total revenues in fiscal 2002.

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

         Although certain components of our products are currently purchased from sole sources, we believe that comparable components can be obtained readily from alternative suppliers at prices competitive with those of our current sources. We never have had a significant production delay that was primarily attributable to an outside supplier.

PATENTS

         Our technology is protected by numerous patents in the United States and in other major countries that offer patent protection. Certain of our patents have expired and others will expire at various future dates. The loss of such patent protection is not expected to have a significant adverse effect on our business.

RESEARCH AND DEVELOPMENT

         We invest in research and development ("R&D") to maintain a technological leadership position in the feeding and pneumatic conveying equipment industries. R&D focuses on new products as well as on improvements to existing products, with particular emphasis on the application of weighing and control technologies and mechanical design improvements. Current efforts are aimed at developing new products (including a new family of feeders, expected to be introduced by the Feeder Group late in 2003, based on the posimetric principle previously described in the above discussion of Colormax equipment), shortening the time spent in the development of such products, modifying existing product designs to provide lower cost products and analyzing the price/performance relationship for both new and existing products. A centralized R&D approach facilitates the development of common or compatible products.

         Our research and development expenses were $2,429,000, $2,644,000 and $3,182,000 in fiscal 2002, 2001 and 2000, respectively.

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

         Strong competition exists in every major market that we serve. Competitors range in size from large corporations (or subsidiaries or divisions thereof) with a broad line of products to regional firms that may specialize in a limited range of products.

BACKLOG

         At the end of fiscal 2002, our backlog of unfilled orders was approximately $8,589,000, compared to a backlog of approximately $12,138,000 at the end of fiscal 2001, a decrease of 29.2% (a decrease of 36.2% at constant foreign exchange rates). The backlog of orders at the end of fiscal 2002 was lower than the 2001 year-end backlog primarily due to the very weak capital equipment spending environment that existed during all of fiscal 2002, and it reflected fewer orders received at our Feeder Group facilities in Switzerland and the United States.

         The bulk of our backlog represents orders that will be ready for delivery in less than 120 days. Thus, except for shipments to be made later in the year in accordance with customer requests, it is expected that most of the backlog as of the end of fiscal 2002 will be shipped prior to April 30, 2003.

EMPLOYEES

         At the end of fiscal 2002, we had 361 employees, of which 202 were located in Europe, 140 in the United States, 11 in Singapore, 4 in Canada, 3 in China and 1 in Mexico.

         None of our employees are represented by labor unions. We consider relations with our employees to be good.

BUSINESS OF PENN CRUSHER

         On January 2, 2003, we purchased all of the outstanding stock of Penn Crusher. Penn Crusher manufactures size reduction and related equipment that is sold to electric utility companies to crush coal for use in coal-fired power generation plants and also to companies in other industries such as quarries where the crushing of material is required.

         As a result of this purchase, we now also own Jeffrey Specialty Equipment Corporation ("Jeffrey"), which is a wholly-owned subsidiary of Penn Crusher. Jeffrey manufactures chip sizer mills, industrial hammermills and other size reduction equipment for use in the paper and pulp industries to crush wood in the production of paper and in other industries for various crushing applications. Jeffrey also makes large-scale vibratory feeders for coal, minerals, chemicals and other bulk materials.

         A significant portion of the revenues of both Penn Crusher and Jeffrey comes from the sale of spare parts since each company has a large installed base of equipment. No single customer accounted for more than 10% of either Penn Crusher's or Jeffrey's total revenues in fiscal 2002.

         Penn Crusher has its headquarters in a 24,000 square foot leased facility in Broomall, Pennsylvania and conducts manufacturing operations from a 70,000 square foot leased building in Cuyahoga Falls, Ohio. Jeffrey is located in a 145,000 square foot owned manufacturing and office facility in Woodruff, South Carolina.

         As of February 28, 2003, Penn Crusher had 90 employees and Jeffrey had 76 employees, all of whom were located in the United States. None of either company's employees are represented by labor unions, and each company considers relations with its employees to be good.

ITEM 2.      PROPERTIES.

         In North America, we own a 92,000 square foot building located on a 17-acre tract in Pitman, New Jersey where we have Feeder Group manufacturing facilities, administrative offices, our corporate headquarters, research and development offices and a technical center for product demonstrations and training. A portion (approximately 10,000 square feet) of our Pitman facility is leased to a sheet metal business that is a major supplier to us. We also have leased facilities in Blackwood, New Jersey, where K-Tron Electronics produces electronic assemblies and controller hardware, and in Brantford, Ontario, where we assemble pneumatic conveying equipment for the Hurricane product line.

         In Niederlenz, Switzerland, we own a 65,000 square foot building, where we have Feeder Group manufacturing facilities and a technical center for product demonstrations, and an adjacent five-floor, 40,000 square foot office building that houses administrative offices, training facilities and research and development offices. In 2002, approximately one-half of one floor of the office building was leased to a third party.

         In Lengerich, Germany, we own an 8,000 square foot building that has been leased to a third party since July 31, 2001.

         Certain Feeder Group sales and service activities are conducted at a K-Tron-owned facility in the United Kingdom (20% leased to a third party) and in leased office space in Germany, France, Singapore and China. We lease a facility in Telford, England, where we assemble Colormax products and have office space for that brand. We also lease a facility in Stockport, England, where we design customized solutions for a broad range of pneumatic conveying problems, assemble PCS products and have office space for that brand.

         We believe that our present facilities, including those of Penn Crusher and Jeffrey described in Item 1 above, will be sufficient to meet our needs for the foreseeable future.

ITEM 3.      LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our property is the subject.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

          Our current executive officers are as follows:

          Name              Age                        Position
          ----              ---                        --------
Edward B. Cloues, II        55           Chairman of the Board of Directors
                                         and Chief Executive Officer

Kevin C. Bowen              51           Senior Vice President, Feeder Group
                                         and President and Chief Executive
                                         Officer of K-Tron America, Inc.

Lukas Guenthardt            44           Senior Vice President,
                                         Pneumatic Conveying Group
                                         and Chief Strategy Officer

Ronald R. Remick            56           Senior Vice President,
                                         Chief Financial Officer and Treasurer

John D. Whalen              64           Chairman and Chief Executive Officer
                                         of Pennsylvania Crusher Corporation

Donald W. Melchiorre        54           President and Chief Operating Officer
                                         of Pennsylvania Crusher Corporation

         Edward B. Cloues, II has been a director since July 1985 and was most recently reelected at the 2001 annual meeting of shareholders. He became Chairman of the Board of Directors and Chief Executive Officer of the Company on January 5, 1998. Prior to joining the Company in 1998, Mr. Cloues was a partner in the law firm of Morgan, Lewis & Bockius LLP, which is the Company's principal outside counsel. He is also a director and non-executive Chairman of the Board of AMREP Corporation and a director of Penn Virginia Corporation and Penn Virginia Resource GP, LLC, the general partner of Penn Virginia Resource Partners, L.P.

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

         John D. Whalen has been Chairman and Chief Executive Officer of Penn Crusher since December 30, 1996. From April 1984 until December 30, 1996, Mr. Whalen was President of Penn Crusher, and he had been with that company in various other capacities from 1967 to April 1984. In 1986, Mr. Whalen, along with several other Penn Crusher executives, purchased Penn Crusher. His ownership continued until the K-Tron acquisition of Penn Crusher on January 2, 2003. Mr. Whalen also has been Chairman and Chief Executive Officer of Jeffrey Specialty Equipment Corporation since its purchase by Penn Crusher in October 1999.

         Donald W. Melchiorre has been President and Chief Operating Officer of Penn Crusher since December 30, 1996 and President and Chief Operating Officer of Jeffrey Specialty Equipment Corporation since August 2002. From 1982 to 1987, he worked at Penn Crusher as a Regional Sales Manager and left the company in 1987 to become Regional Sales Manager, and subsequently North American Sales and Marketing Manager and then Director for Sales and Marketing-European Operations, for K-Tron's U.S. and Swiss manufacturing subsidiaries. In 1992, he left the K-Tron organization to establish EPI Technical Sales, Inc., a manufacturers' representative organization selling bulk material handling equipment, which included the K-Tron Soder and Penn Crusher lines of equipment. He returned to Penn Crusher in 1996.

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

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

         Our Common Stock trades on the Nasdaq National Market under the symbol "KTII." The following table sets forth the high and low sales prices for each quarter in fiscal 2001 and 2002 as quoted on the Nasdaq National Market.

Fiscal Year 2001                                        High                   Low
----------------                                        ----                   ---
First Quarter .................................        $18.750               $13.750
Second Quarter ................................        $15.120               $12.250
Third Quarter .................................        $13.250               $ 9.000
Fourth Quarter ................................        $11.750               $ 9.510

Fiscal Year 2002
----------------
First Quarter .................................        $15.450               $10.450
Second Quarter ................................        $18.000               $12.000
Third Quarter .................................        $15.780               $12.067
Fourth Quarter ................................        $13.700               $12.330

         On February 28, 2003, the closing price of a share of K-Tron Common Stock as quoted on the Nasdaq National Market was $14.60.

         There were 232 record holders of our Common Stock on February 28, 2003.

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

ITEM 6.      SELECTED FINANCIAL DATA.

         The selected consolidated financial data presented below for, and as of the end of, each of our last five fiscal years have been derived from and are qualified by reference to our consolidated financial statements. Our consolidated financial statements for the fiscal year ended December 28, 2002 have been audited by KPMG LLP, independent auditors, and our consolidated financial statements for the fiscal years ended December 29, 2001, December 30, 2000, January 1, 2000 and January 2, 1999 have been audited by Arthur Andersen LLP, independent public accountants.

         This information should be read in conjunction with our consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

         We have not paid any cash dividends on our shares of Common Stock during the periods presented.

                                                                    FISCAL YEAR ENDED
----------------------------------------------------------------------------------------------------------
                                                DEC. 28     DEC. 29      DEC. 30      JAN. 1       JAN. 2
                                                2002(1)      2001         2000         2000         1999
FINANCIAL SUMMARY ($000):
  Revenues                                     $68,231      $71,819      $84,912      $87,887      $89,142
  Income before taxes                            4,396        1,279        8,008        8,644        8,718
  Net income                                     3,284        1,048        5,838        6,759        6,593
  Total assets                                  50,459       47,644       54,421       54,770       56,617
  Working capital                               14,106       15,565       13,770       14,057       11,446
  Additions to property, plant and equipment     2,967        2,144        3,699        2,605        2,713
  Depreciation and amortization                  2,499        2,921        3,138        3,362        3,158

PER SHARE ($):
  Basic net earnings                           $  1.35      $  0.43      $  2.30      $  2.28      $  2.10
  Diluted net earnings                            1.33         0.43         2.25         2.23         2.03
  Book value                                     11.69         8.87         8.75         8.61         7.34

CAPITALIZATION ($000):
  Shareholders' equity                         $28,419      $21,561      $21,311      $25,210      $22,274
  Long-term debt                                 6,499       12,499       12,390        7,252        9,638
  Short-term debt (2)                            2,005        2,186        3,595        4,627        1,534
  Total debt                                     8,504       14,685       15,985       11,879       11,172

RATIOS:
  Return on average shareholders' equity (%)      13.1          4.9         25.1         28.4         32.0
  Return on revenues (%)                           4.8          1.5          6.9          7.7          7.4
  Long-term debt to shareholders' equity (%)      22.9         58.0         58.1         28.8         43.3
  Current assets to current liabilities            1.9          2.2          1.7          1.6          1.5
  Average inventory turnover                       4.0          3.8          4.2          4.7          4.7
  Average accounts receivable turnover             4.6          4.2          4.3          4.4          5.2

OTHER DATA:
  Shares outstanding (000) (3)                   2,431        2,431        2,436        2,927        3,033
  Shareholders of record                           235          251          258          287          304
  Number of employees                              361          379          522          475          496

(1) On December 30, 2001, we adopted Statement of Financial Accounting Standards No. 142 and ceased to amortize goodwill at the end of fiscal year 2001.

(2)      Including current portion of long-term debt.

(3) Net of treasury stock of 1,295 for fiscal year 1998, 1,447 for fiscal year 1999, 1,968 for fiscal year 2000, 2,001 for fiscal year 2001 and 2,003 for fiscal year 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references to 2002, 2001 and 2000 mean the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

RECENT DEVELOPMENTS

         On January 2, 2003, we acquired all of the outstanding capital stock of privately-held Pennsylvania Crusher Corporation ("Penn Crusher"). As a result of this purchase, we also acquired Jeffrey Specialty Equipment Corporation ("Jeffrey"), a wholly-owned subsidiary of Penn Crusher. The purchase price consisted of a combination of $19,500,000 in cash, $4,000,000 in unsecured promissory notes and a post-closing cash payment of $205,000 based on Penn Crusher's consolidated shareholders' equity at December 31, 2002. With respect to the payment of the cash portion of the purchase price and related acquisition costs, we financed $15,000,000 through a $17,000,000 secured credit facility with Penn Crusher as the borrower (the additional $2,000,000 is available for working capital and general corporate purposes, subject to certain limitations). This facility is directly with Penn Crusher, and the lender has no recourse against K-Tron with respect to any amounts borrowed thereunder. Additionally, we borrowed $5,000,000 from a U.S. bank through a K-Tron wholly-owned subsidiary and used these funds to pay part of the purchase price. This obligation was guaranteed by K-Tron, and K-Tron also issued the $4,000,000 of unsecured promissory notes.

         Penn Crusher and Jeffrey had consolidated 2002 revenues of $35,178,000, which were more than fifty percent of K-Tron's total revenues in 2002. With regard to the operation of Penn Crusher and Jeffrey, we expect that they will be operated on a stand-alone basis, with no significant financial or operational synergies between them and K-Tron.

         As noted above, K-Tron and Penn Crusher incurred substantial debt as a result of the Penn Crusher acquisition, which debt is described in more detail in the Liquidity and Capital Resources section below; however, K-Tron and Penn Crusher expect to have sufficient cash flow to cover all required principal and interest payments and, in particular, Penn Crusher's cash flow should be adequate to cover required principal and interest payments on its secured credit facility.

RESULTS OF OPERATIONS

         In 2002, 2001 and 2000, K-Tron reported net income of $3,284,000, $1,048,000 and $5,838,000, respectively.

         Revenues for 2002 declined from 2001 and 2000 levels (even after excluding the July 31, 2001 sale of our Hasler heavy feeder business, which is described below, and the November 30, 2001 acquisition of Pneumatic Conveying Systems Limited ("PCS")), reflecting a weaker global economy and a steep decline in capital equipment spending in the process industries we serve.

         The improvement in net income in 2002 versus 2001 was largely the result of two factors: (i) the sale of our Hasler heavy feeder business in the third quarter of 2001 and (ii) the benefits of a lower cost structure resulting from the globalization and cost reduction initiatives that we implemented in the second half of 2001.

         We are an international company, and we derived approximately 58%, 58% and 53% of our 2002, 2001 and 2000 revenues, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. Since we operate globally, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.

         On July 31, 2001, we sold our Hasler heavy feeder business to our largest distributor of Hasler equipment and recorded a pretax loss of $620,000. The assets sold were primarily inventory and fixed assets. The buyer took over operation of our Hasler leased sales office in Neuchatel, Switzerland and leased from us a Company-owned facility in Lengerich, Germany. The purchase price consisted of a combination of 1,000,000 Swiss francs cash ($594,000), promissory notes in the principal amount of 3,017,000 Swiss francs ($1,792,000), which bear interest and amortize over seven years, and a less than 20% equity position in the buyer. We retained all of the Hasler receivables and payables at the time of the sale as well as the building in Lengerich, Germany, which, as noted above, is being leased to the buyer. The buyer has made all required payments on the promissory notes, and the principal amount was reduced to 2,640,000 Swiss francs at the end of 2002 ($1,900,000). The U.S. dollar numbers mentioned in this paragraph reflect the Swiss franc/U.S. dollar exchange rate at the dates referred to, which were July 31, 2001 and December 28, 2002.

         In December 2001, we sold our Swiss machine and welding shops to an independent Swiss machine shop company and recorded a pretax gain of $242,000. The purchase price consisted of a combination of 300,000 Swiss francs cash ($182,000) and a 700,000 Swiss franc obligation ($420,000), which is supported by a bank guaranty.

         The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

                                                                              Fiscal Year
                                                                  ----------------------------------
                                                                    2002         2001        2000
                                                                  --------    ---------    ---------
Total revenues                                                       100.0%       100.0%       100.0%

Cost of revenues                                                      57.7         59.9         55.4
                                                                  --------    ---------    ---------
Gross profit                                                          42.3         40.1         44.6

Selling, general and administrative                                   31.6         33.2         30.2

Research and development                                               3.6          3.7          3.7
                                                                  --------    ---------    ---------

Operating income                                                       7.1          3.2         10.7

Interest                                                               0.7          1.4          1.3
                                                                  --------    ---------    ---------

Income before income taxes                                             6.4%         1.8%         9.4%
                                                                  ========    =========    =========

Year-end backlog (at year-end 2002 foreign exchange rates, in thousands)

Backlog including Hasler business                                 $  8,589    $  13,466    $  20,813
                                                                  ========    =========    =========

Backlog excluding Hasler business (sold July 31, 2001)            $  8,589    $  13,466    $  17,755
                                                                  ========    =========    =========

         As previously noted, more than half of our revenues in recent years has been derived from activities in foreign jurisdictions. Consequently, our results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, euro and British pound sterling and, to a lesser degree, the Singapore dollar and other currencies. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, since we typically receive a majority of our revenues in currencies other than the U.S. dollar, we generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. In particular, a general weakening of the U.S. dollar against other currencies would positively affect our revenues, gross profit and operating income as expressed in U.S. dollars (provided that the gross profit and operating income numbers from foreign operations are not losses, since in the case of a loss, the effect would be to increase the loss), whereas a general strengthening of the U.S. dollar against such currencies would have the opposite effect.

         In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the Swiss franc/euro and Swiss franc/British pound sterling (for sales from the Company's Swiss manufacturing facility) exchange rates. For 2002, 2001 and 2000, the changes in certain key exchange rates were as follows:

                                                      Fiscal Year
                                          -----------------------------------
                                          2002           2001           2000
                                          -----          -----          -----
Average U.S. dollar equivalent of
 one Swiss franc                          0.645          0.594          0.593
% change vs. prior year                           8.6%           0.2%

Average U.S. dollar equivalent of
 one euro                                 0.946          0.896          0.924
% change vs. prior year                           5.6%          -3.0%

Average U.S. dollar equivalent of
 one British pound sterling               1.504          1.441          1.515
% change vs. prior year                           4.4%          -4.9%

Average Swiss franc equivalent of
 one euro                                 1.467          1.508          1.558
% change vs. prior year                          -2.7%          -3.2%

Average Swiss franc equivalent of
 one British pound sterling               2.332          2.426          2.554
% change vs. prior year                          -3.9%          -5.0%

         With the acquisition of Penn Crusher and Jeffrey, we will be less affected in the future by foreign exchange rates since most of their sales are in U.S. dollars. Nevertheless, between 35% and 40% of our 2003 revenues will likely be from products manufactured in, and services performed from, our facilities outside the United States, so that we will continue to have significant sensitivity to foreign exchange rate changes.

         Total revenues decreased by $3,588,000 or 5.0% (increased by $1,037,000 or 1.5 % without Hasler) in 2002 compared to 2001. The increase in revenues without Hasler was driven by twelve full months of revenues in 2002 from the November 30, 2001 acquisition of PCS versus one month in 2001 and the positive effect of a weaker U.S. dollar when translating the revenues of foreign operations into U.S. dollars, partially offset by lower revenues in EMEA/Asia and the Americas due to a weaker global economy with reduced capital equipment spending in the process industries we serve. If the average foreign exchange rates for 2001 were applied to 2002, total revenues for 2002 would have decreased by $6,559,000 or 9.1% (decreased by $1,934,000 or 2.9% without Hasler).

         Total revenues decreased by $13,093,000 or 15.4% ($8,077,000 or 10.7%
without Hasler) in 2001 compared to 2000. Most of the 2001 revenue decrease was attributable to North America, reflecting the weak economy and a steep decline in capital equipment spending in the plastics and chemical industries, with a small portion of the decrease resulting from a reduction in Hasler revenues in Western Europe. The effect of foreign exchange translation was minimal when comparing 2001 with 2000.

         Gross profit as a percent of total revenues increased to 42.3% in 2002 as compared to 40.1% in 2001. The improvement in gross profit was primarily due to the improved sales mix as a result of the July 31, 2001 sale of the Hasler business and to reductions in fixed costs, including the cost reductions made in the second half of 2001 and the elimination of goodwill expense as we adopted SFAS No. 142 on December 30, 2001. Goodwill amortization for 2001 was $345,000.

         Gross profit as a percent of total revenues decreased to 40.1% in 2001 as compared to 44.6% in 2000. The decrease in gross profit was primarily due to geographic and product sales mix. Another factor was the deterioration in economic conditions discussed above, which led to fixed costs being absorbed over a smaller revenue base.

         Selling, general and administrative (SG&A) expenses decreased by $2,313,000 or 9.7% in 2002 compared to 2001 (a decrease of approximately $425,000 or 1.9% after excluding Hasler SG&A, the loss on sale of the Hasler business and the gain on sale of the Swiss machine and welding shops discussed above). The decrease in SG&A was primarily due to the elimination of Hasler SG&A after the sale of Hasler on July 31, 2001, fewer employees and the benefits realized from one-time costs associated with cost reductions implemented in the second half of 2001, offset in part by the effect of higher foreign exchange rates (a weaker U.S. dollar).

         Selling, general and administrative (SG&A) expense decreased by $1,785,000 or 7.0% in 2001 compared to 2000 ($2,163,000 or 8.4% after excluding the loss on sale of the Hasler business and gain on sale of the Swiss machine and welding shops discussed above). The decrease in 2001 SG&A was primarily due to lower commissions on reduced revenues, fewer employees and the elimination of Hasler SG&A after July 31, 2001, offset in part by a $378,000 net loss on the assets sold. As a percent of total revenues, SG&A was 31.6% in 2002, 33.2% in 2001 and 30.2% in 2000.

         Research and development (R&D) expenditures decreased by $215,000 or 8.1% in 2002 compared to 2001 and by $538,000 or 16.9% in 2001 compared to 2000.
R&D decreased in 2002 and 2001 as compared to 2001 and 2000, respectively, due to lower staff costs, partly resulting from the sale of the Hasler business. The 2002 decrease was partially offset by an increase in tooling costs and by the effect of higher foreign exchange rates (a weaker U.S. dollar). R&D expense as a percent of total revenues was 3.6% in 2002 and 3.7% in 2001 and 2000.

         Interest expense decreased by $528,000 or 51.4% in 2002 versus 2001 and by $53,000 or 4.9% in 2001 as compared to 2000. The 2002 decrease was due to lower interest rates and debt reductions of $3,427,000 in Switzerland ($4,284,000 at constant foreign exchange rates) and $2,754,000 in the United States, partially offset by higher foreign exchange rates (a weaker U.S. dollar). The 2001 decrease was due to lower interest rates and debt reductions. Interest expense as a percent of total revenues was 0.7% in 2002, 1.4% in 2001 and 1.3% in 2000.

         Income before income taxes was $4,396,000 in 2002, $1,279,000 in 2001 and $8,008,000 in 2000. The changes during the periods were the result of the items discussed above, with the 2002 income before income taxes improving versus 2001, despite lower revenues in 2002, primarily as a result of the Hasler sale and the benefits of the globalization and cost reductions initiatives which we implemented during the latter half of 2001.

         The 2002, 2001 and 2000 provisions for income tax of $1,112,000, $231,000 and $2,170,000 respectively, related primarily to our results in the United States and Switzerland in 2002 and the United States and Germany in 2001 and 2000. The effective tax rates were 25.3% in 2002, 18.1% in 2001 and 27.1% in 2000. The higher effective tax rate in 2002 was primarily due to an increase in foreign taxable income in 2002 as compared to 2001, which included a loss in both Switzerland and Germany on the sale of the Hasler business. On July 1, 2002, New Jersey approved legislation for corporation income tax reform. The changes made to the law accounted for an increase in the tax provision for 2002 of approximately $50,000 after the related federal income tax benefit. The lower effective tax rate in 2001 versus 2000 was primarily due to a one-time benefit from a German tax law change. We have foreign and U.S. state tax loss carryforwards that total $366,000 and $4,900,000, respectively, which, if realized, would have an estimated future net income benefit of $106,000 and $367,000, respectively.

         We do not believe that inflation has had a material impact on the results of operations during the last three years.

         Our backlog at constant foreign exchange rates decreased by 36.2% at the end of 2002 compared to 2001 due to the very weak capital equipment spending environment that existed during all of 2002, and it reflected fewer orders received at our Feeder Group facilities in Switzerland and the United States. The bulk of the year-end 2002 backlog consisted of orders that should be ready for delivery in less than 120 days. Our backlog at constant foreign exchange rates decreased by 35.3% (24.2% without the Hasler business) at the end of 2001 compared to 2000, primarily due to reduced orders from customers in the United States.

LIQUIDITY AND CAPITAL RESOURCES

RECENT DEVELOPMENTS

         To finance the Penn Crusher acquisition described earlier, we borrowed $20,000,000 from two U.S. banks, and we also issued $4,000,000 in unsecured promissory notes to the Penn Crusher stockholders.

         We borrowed $5,000,000 from a bank through K-Tron's U.S. manufacturing subsidiary, which loan was combined with an outstanding term loan (see "Existing Debt" below) from that bank to that subsidiary. Monthly principal payments of $83,000 plus interest at a fixed rate of 5.625% on approximately half the loan and at a variable rate of one month LIBOR plus 1.85% on the other half (3.23% at December 28, 2002) began February 2003, with the final principal payment of approximately $2,416,000 plus interest being due in January 2008. This loan is secured by substantially all of the assets of the U.S. manufacturing subsidiary and is guaranteed by K-Tron International, Inc.

         Penn Crusher borrowed $15,000,000 from another U.S. bank consisting of an aggregate of $13,500,000 term debt ($10,000,000 with a five-year term and $3,500,000 with a six-year term) and $1,500,000 under a five-year revolving credit facility. Subject to certain conditions, the revolving credit facility provides for up to an additional $2,000,000 of availability. Quarterly term debt principal payments of $400,000 begin March 31, 2003 and increase each year by $62,500 per quarter (or $250,000 per year in the aggregate) through December 31, 2007, with final quarterly payments of $750,000 in 2008. Interest is from one to six month LIBOR plus 3% to 3.5%, and the 3% to 3.5% can be reduced to 2% to 2.5% upon meeting certain financial ratios. In January 2003, Penn Crusher entered into an interest rate swap related to the entire $10,000,000 five-year term loan where interest will not exceed 6.11% for the full term of the loan and can be reduced to 5.11% upon meeting certain financial ratios. The interest rates on the $3,500,000 million term loan and $1,500,000 revolving credit facility were 4.91% and 4.38%, respectively, as of January 8, 2003. The Penn Crusher debt is guaranteed by Jeffrey and secured by substantially all of the assets of Penn Crusher and Jeffrey, but it is not guaranteed by any other K-Tron company.

         In addition, K-Tron issued $4,000,000 of unsecured promissory notes to the Penn Crusher stockholders as part of the Penn Crusher purchase price, which notes are payable in three equal, annual installments on the second, third and fourth anniversaries of the closing date. Interest at 6% per annum is payable quarterly.

         As stated previously, K-Tron and Penn Crusher are expected to have sufficient cash flow to cover all required principal and interest payments on the foregoing debt.

OTHER DEBT

         On March 20, 2000, our U.S. manufacturing subsidiary borrowed $7,000,000 under a term loan facility with a U.S. bank, and we used these funds, together with $1,194,000 of available cash and a borrowing of $950,000 on a $5,000,000 revolving credit facility with the same bank, to repurchase 508,000 shares of our Common Stock. The $7,000,000 term loan was originally payable in equal monthly installments of principal plus accrued interest over a four-year period and was secured by liens on the same collateral which secures the revolving credit loan and also a separate mortgage loan from the same U.S. bank. One-half of the term loan bore interest at the fixed rate of 8.23% for the first two years and from February 4, 2002 until the refinancing of this loan on December 30, 2002 was subject to a variable rate of interest equal to one month LIBOR plus 1.85 percent (3.23% at December 28, 2002), and the other half was subject to the same variable rate basis of interest equal to one month LIBOR plus 1.85 percent (3.23% at December 28, 2002). At December 28, 2002, there was $2,188,000 outstanding under this term loan. On December 30, 2002, we refinanced the outstanding balance of this loan and borrowed an additional $5,000,000 to finance the January 2, 2003 acquisition of Penn Crusher, which refinancing was described above under "Recent Developments." Both the original term loan facility and the refinanced facility require that we maintain certain specific ratios of consolidated debt to net worth and minimum annual debt coverage, and a minimum level of net worth, calculated at the end of each fiscal year. In 2002 and 2001, we were in compliance with these covenants.

         At December 28, 2002, our Swiss subsidiary had separate credit facilities totaling 17 million Swiss francs ($12.2 million) with three Swiss banks. The Company's real property in Switzerland is pledged as collateral. As of December 28, 2002, there were long-term borrowings outstanding of 3.8 million Swiss francs ($2.7 million), with 9.2 million Swiss francs ($6.7 million) available for short-term borrowings and 4 million Swiss francs ($2.8 million) available for letters of credit and customer guarantees. The annual interest rates on the long-term borrowings range from 2.0% to 3.5%.

         In June 1998, our U.S. manufacturing subsidiary refinanced its 20-year mortgage debt with a U.S. bank for $2,700,000 at an annual interest rate of 7.625%. In July 2002, the annual interest rate was reduced to 6.45%. Beginning August 1, 2002, the loan is repayable in eighty-three monthly principal and interest payments of $23,784 with a final payment of $1,042,000 plus interest on August 1, 2009. At December 28, 2002, the remaining amount owed under this borrowing was $2,197,000.

         Also in June 1998, our U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with a U.S. bank that provided for a maximum borrowing of $5,000,000, since reduced to $4,000,000. This facility has been extended through July 2004. At December 28, 2002, there were no outstanding borrowings under this line, and $4,000,000 was available for future borrowings. The annual interest rate as of December 28, 2002 was 4.0%.

         We are obligated to make future payments under various contracts such as debt and lease agreements. The table set forth below summarizes the significant contractual cash obligations as of December 28, 2002:

Contractual Obligations
(in thousands)

                                                                     Total
                  Long-term Debt Maturities      Operating        Contractual
                  including Capital Leases        Leases          Obligations
                  ------------------------       ---------        -----------
2003                       $ 2,005                $   922           $ 2,927
2004                         4,346                    494             4,840
2005                           438                    166               604
2006                           180                     71               251
2007                           191                     14               205
Thereafter                   1,344                     --             1,344
                           -------                -------           -------
Total                      $ 8,504                $ 1,667           $10,171
                           =======                =======           =======

         As a result of the January 2, 2003 Penn Crusher acquisition, our obligation to make future payments under debt and lease agreements is as follows:

                                                                     Total
                   Long-term Debt Maturities     Operating        Contractual
                   including Capital Leases       Leases          Obligations
                   ------------------------      ---------        -----------
2003                       $ 3,605                $ 1,299           $ 4,904
2004                         6,196                    871             7,067
2005                         4,455                    198             4,653
2006                         4,276                     71             4,347
2007                         3,728                     14             3,742
Thereafter                   8,744                     --             8,744
                            ------                -------           -------
Total                      $31,004                $ 2,453           $33,457
                           =======                =======           =======

         Our capitalization at the end of 2002, 2001 and 2000 is set forth below:

(Dollars in thousands)

                                                              Fiscal Year
                                                 -------------------------------------
                                                   2002           2001          2000
                                                 -------        -------        -------
Short-term debt, including current
 portion of long-term debt                       $ 2,005        $ 2,186        $ 3,595
Long-term debt                                     6,499         12,499         12,390
                                                 -------        -------        -------
Total debt                                         8,504         14,685         15,985
Shareholders' equity                              28,419         21,561         21,311
                                                 -------        -------        -------

Total debt and shareholders' equity              $36,923        $36,246        $37,296
                                                 =======        =======        =======
  (total capitalization)

Percent total debt to total capitalization            23%            41%            43%

Percent long-term debt to equity                      23%            58%            58%

Percent total debt to equity                          30%            68%            75%

         As indicated by the long-term debt numbers in the Contractual Obligations tables on the immediately preceding page, the numbers and ratios in the above capitalization table will change significantly in 2003 as a result of the substantial debt incurred in connection with the Penn Crusher acquisition.

         Total debt decreased by $6,181,000 in 2002 compared to the end of 2001 and by $1,300,000 in 2001 versus the end of 2000. Total debt without the effect of foreign currency translation decreased by $7,038,000 in 2002 and by $1,257,000 in 2001.

         At the end of 2002 and 2001, working capital was $14,106,000 and $15,565,000, respectively, and the ratio of current assets to current liabilities was 1.93 and 2.18, respectively.

         In 2002 and 2001, we utilized internally generated funds to meet our working capital needs, while in 2001 we also utilized lines of credit.

         Net cash provided by operating activities was $9,949,000 in 2002, $5,253,000 in 2001 and $7,107,000 in 2000. The increase in operating cash flow in 2002 versus 2001 was primarily due to higher net income, a reduction in inventory and an increase in accounts payable and accrued expenses partially offset by an increase in prepaid expenses and a decrease in depreciation and amortization. The decrease in operating cash flow in 2001 compared to 2000 was primarily due to lower net income. Net income and depreciation and amortization were the principal components of cash provided by operating activities in all three years.

         The average number of days to convert accounts receivable to cash was 80 days in 2002 compared to 86 days in 2001 and 85 days in 2000. The average number of days to convert inventory into accounts receivable was 91 days in 2002 compared to 96 days in 2001 and 88 days in 2000.

         Net cash used in investing activities was $2,829,000, $2,057,000 and $4,267,000 in 2002, 2001 and 2000, respectively. Capital expenditures were $2,967,000, $2,144,000 and $3,699,000 in 2002, 2001 and 2000, respectively.
Funds used in 2001 to acquire PCS were $621,000 while funds received from the sale of the assets of the Hasler business and the Swiss machine and welding shops described above were $776,000. Funds used in 2000 to acquire Colormax Limited were $491,000.

         Cash used in financing activities in 2002 was for debt reduction, while in 2001 and 2000, cash was used primarily for the purchase of 43,700 shares of our Common Stock in 2001 and 520,200 shares in 2000, as well as for debt reduction in 2001. In 2002, 2001 and 2000, cash was obtained from operations, and cash was also obtained from long-term borrowings in 2000. Cash and short-term investments increased to $2,694,000 at the end of 2002 versus $2,214,000 at the end of 2001. Cash decreased to $553,000 at the end of 2000 from $3,093,000 a year earlier.

         Of the total increase in shareholders' equity of $6,858,000 for 2002, $3,587,000 was attributable to changes in foreign exchange rates, particularly with respect to the Swiss franc and euro, while foreign exchange rates caused a translation decrease in shareholders' equity of $620,000 in 2001 and $601,000 in 2000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of those financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company discloses its significant accounting policies in the notes to its audited consolidated financial statements.

         Judgments and estimates of uncertainties are required in applying the Company's accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: determination of an asset's useful life, estimates of allowances for bad debts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimates of realizability of deferred tax assets, warranty cost, and legal contingencies.

         There are numerous critical assumptions that may influence accounting estimates in these and other areas. We base our critical assumptions on historical experience, third-party data and various other estimates which we believe to be reasonable. Certain of the more critical assumptions include:

Depreciable Lives of Plant and Equipment

-        Changes in technology

-        Wear and tear

-        Changes in market demand

Bad Debt Risk

-        Credit worthiness of specific customers and aging of customer balances

-        Contractual rights and obligations

-        General and specific economic conditions

Asset Impairment Determinations

-        Intended use of assets and expected future cash flows

-        Industry specific trends and economic conditions

-        Customer preferences and behavior patterns

-        Impact of regulatory initiatives

Deferred Taxes

-        Expected future profitability and cash flows

-        Impact of regulatory initiatives

- Timing of reversals of existing temporary differences between book and taxable income

Warranty Cost

-        New product introduction

-        Past experience

Legal Contingencies

         We are currently involved in certain legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, or the effectiveness of our strategies, related to these proceedings.

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

Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include but are not limited to statements regarding the effect of the acquisition of Penn Crusher and Jeffrey, our ability to repay debt, our ability to find alternative suppliers for certain components, the effect of the expiration of our patents on our business, the expected time for shipments of our products to customers and the resulting effect on our backlog, the expected time for the introduction of new products by our Feeder Group, the sufficiency of our facilities, the retention of all of our future earnings for use in our business, the effect of changes in foreign exchange rates on our business, the effect of recent New Jersey tax legislation and the effect on our business of legal proceedings in which we are involved. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         A wide range of factors could materially affect our future performance and financial and competitive position, including the following: (i) increasing price and product/service competition by domestic and foreign competitors, including new entrants; (ii) the mix of products/services sold by us; (iii) rapid technological changes and developments and our ability to continue to introduce competitive new products on a timely and cost-effective basis; (iv) changes in U.S. and global financial and currency markets, including significant interest rate and foreign currency exchange rate fluctuations; (v) protection and validity of patent and other intellectual property rights held by us and our competitors; (vi) the cyclical nature of our business as a capital goods supplier; (vii) possible future litigation and governmental proceedings; (viii) the availability of financing and financial resources in the amounts, at the times and on the terms required to support our future business, including capacity expansions and possible acquisitions; (ix) the loss of key customers, employees or suppliers; (x) the failure to carry out marketing and sales plans;
(xi) the failure to integrate acquired businesses without substantial costs, delays or other operational or financial problems; (xii) economic, business and regulatory conditions and changes which may affect the level of new investments and purchases made by customers, including general economic and business conditions that are less favorable than expected; (xiii) domestic and international political and economic conditions; and (xiv) the outcome of any legal proceedings in which we are involved.

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

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         On June 22, 2002, the Board of Directors, following a recommendation by our Audit Committee, decided to no longer engage Arthur Andersen LLP ("Andersen") as our independent public accountants and auditors and engaged KPMG LLP ("KPMG") to serve as our independent public accountants and auditors for the fiscal year ending December 28, 2002. Andersen audited the Company's financial statements for fiscal years 2001 and 2000 and had been the Company's independent public accountants and auditors since 1994.

         For the fiscal years ended December 30, 2001 and December 29, 2000, Andersen's reports on our consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion, and they were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During these same two fiscal years and through June 22, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreements in connection with any of its reports on our consolidated financial statements for such years.

         We disclosed the foregoing information on a current report on Form 8-K dated June 22, 2002 (the "Form 8-K"). We provided Andersen with a copy of the foregoing disclosure and requested Andersen to furnish us with a letter addressed to the Securities and Exchange Commission stating whether Andersen agreed with the statements by us in the foregoing disclosure and, if not, stating the respects in which it did not agree. Andersen's letter stated that it had read the pertinent paragraphs of the Form 8-K and was in agreement with the statements contained therein. Andersen's letter was filed as an exhibit to the Form 8-K.

         During the fiscal years ended December 29, 2001 and December 30, 2000 and through June 22, 2002, we did not consult with KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

         The information called for by Item 12 of Form 10-K will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 14.     CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 25, 2003 was carried out by us under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

       (a)   1.       Financial Statements. Financial Statements listed in the
accompanying Index to Financial Statements and the Financial Statement Schedule are filed as part of this annual report on Form 10-K.

             2. Financial Statement Schedule. The Financial Statement Schedule listed in the accompanying Index to Financial Statements and the Financial Statement Schedule appearing on page F-1 are filed as part of this annual report on Form 10-K.

             3.       Exhibits. (See (c) below.)

       (b)   Reports on Form 8-K.

             1. Current Report on Form 8-K dated January 2, 2003 ("January 2003 Form 8-K") and filed with the Securities and Exchange Commission on January 15, 2003 reporting our acquisition of all of the outstanding capital stock of Penn Crusher.

             2. Current Report on Form 8-K/A dated January 2, 2003 and filed with the Securities and Exchange Commission on March 17, 2003, amending the January 2003 Form 8-K to include the audited financial statements of Penn Crusher and certain unaudited K-Tron pro forma condensed consolidated financial statements.

       (c)   Exhibits.

             The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

2.1 Basic Agreement regarding the Assignment of Assets of the Hasler Division between K-Tron (Suisse) SA and MJ Enterprises SA dated July 31, 2001 (Filed as Exhibit 2.1 to our report on Form 10-Q for the quarterly period ended September 29, 2001 and incorporated herein by reference)

2.2          Stock Purchase Agreement dated January 2, 2003 by and among John D.
             Whalen, Donald J. Carrozzino, Frank Wallitsch, Jr. and Nancy S. Hansen and PCC Acquisition Co. (Filed as Exhibit 2.1 to the January 2003 Form 8-K and incorporated herein by reference)

3.1          Restated Certificate of Incorporation, as amended (Filed as Exhibit
             3.1 to our annual report on Form 10-K for the year ended January 2, 1999 ("1998 Form 10-K") and incorporated herein by reference)

3.2 By-laws, as amended (Filed as Exhibit 3.2 to our annual report on Form 10-K for the year ended December 29, 2001("2001 Form 10-K") and incorporated herein by reference)

4.1          Form of Certificate for Shares of Common Stock (Filed as Exhibit
             4.1 1998 Form 10-K and incorporated herein by reference)

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

10.3 K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.4 Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.4 to the 2001 Form 10-K and incorporated herein by reference)**

10.5 K-Tron International, Inc. and Affiliated Companies Profit-Sharing and Thrift Plan, as amended and restated (Filed as Exhibit 10.5 to the 2001 Form 10-K and incorporated herein by reference)**

10.6 K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.7 Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as
             Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**

10.8 Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**

10.9 Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick (Filed as Exhibit 10.9 to our annual report on Form 10-K for the year ended January 1, 2000 ("1999 10-K") and incorporated herein by reference)**

10.10 Form of Employment Agreement with certain of our employees, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit
             10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.11 Form of Indemnification Agreement with certain of our directors and officers listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to the 1999 Form 10-K and incorporated herein by reference)**

10.11A Supplement to Schedule 10.11, listing additional directors and officers who are parties to an Indemnification Agreement referenced in Exhibit 10.11. (Filed as Exhibit 10.11A to the 2001 Form 10-K and incorporated herein by reference)

10.12 Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.15 to the 1999 Form 10-K and incorporated herein by reference)

10.13 Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit
             10.16 to the 1999 Form 10-K and incorporated herein by reference)

10.14 Loan Modification Agreement dated July 9, 2002 between K-Tron America, Inc. and The Bank (formerly The Bank of Gloucester County)*

10.15 Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.17 to the 1999 Form 10-K and incorporated herein by reference)

10.16 Note dated December 20, 2002 from K-Tron America, Inc. in favor of The Bank (Filed as Exhibit 10.3 to the January 2003 Form 8-K and incorporated herein by reference)

10.17 Loan Modification Agreement dated December 20, 2002 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.4 to the January 2003 Form 8-K and incorporated herein by reference)

10.18 Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to the January 2003 Form 8-K and incorporated herein by reference)

10.19 Form of the Stockholder Note issued to each of the individuals listed on Schedule 10.2, which notes are identical in all material respects except for the payee, the principal amount of the note and the amount of installments to be made thereunder (Filed as Exhibit
             10.2 to the January 2003 Form 8-K and incorporated herein by reference)

21.1         Subsidiaries*

23.1         Consent of KPMG LLP*

24.1         Power of Attorney (Included on Signature Page)*

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

                                                   K-TRON INTERNATIONAL, INC.

Date: March 27, 2003                               By /s/ Edward B. Cloues, II
                                                     -------------------------
                                                        Edward B. Cloues, II
                                                        Chief Executive Officer

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

        Signature                  Date                     Capacity
        ---------                  ----                     --------

 /s/ Edward B. Cloues, II     March 27, 2003      Chief Executive Officer
--------------------------                        (principal executive officer)
     Edward B. Cloues, II                         and Chairman of the Board of
                                                  Directors

 /s/ Ronald R. Remick         March 27, 2003      Senior Vice President,
--------------------------                        Chief Financial Officer and
     Ronald R. Remick                             Treasurer (principal financial
                                                  officer)

 /s/ Alan R. Sukoneck         March 27, 2003      Vice President, Chief
--------------------------                        Accounting and Tax Officer
     Alan R. Sukoneck                            (principal accounting officer)

         Signature                     Date                    Capacity
         ---------                     ----                    --------

 /s/ Norman Cohen                 March 27, 2003               Director
--------------------------
     Norman Cohen

 /s/ Robert A. Engel              March 27, 2003               Director
--------------------------
     Robert A. Engel

 /s/ Edward T. Hurd               March 27, 2003               Director
--------------------------
     Edward T. Hurd

 /s/ Richard J. Pinola            March 27, 2003               Director
--------------------------
     Richard J. Pinola

                                  CERTIFICATION

         I, Edward B. Cloues, II, Chairman and Chief Executive Officer of K-Tron International, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of K-Tron
International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                /s/ Edward B. Cloues, II
                                    ------------------------
                                        Edward B. Cloues, II
                                        Chairman and Chief Executive Officer

                                  CERTIFICATION

         I, Ronald R. Remick, Senior Vice President, Chief Financial Officer and Treasurer of K-Tron International, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of K-Tron
International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                /s/ Ronald R. Remick
                                    --------------------
                                        Ronald R. Remick
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer

                  K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                       Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

                   (With Independent Auditors' Report Thereon)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                           PAGE

Independent Auditors' Report                                                F-1

Previously Issued Report of Independent Public Accountants                  F-2

Consolidated Balance Sheets as of December 28, 2002 and
     December 29, 2001                                                      F-3

Consolidated Statements of Income for the Fiscal Years Ended
     December 28, 2002, December 29, 2001, and December 30, 2000            F-4

Consolidated Statements of Changes in Shareholders' Equity for the
     Fiscal Years Ended December 28, 2002, December 29, 2001, and
     December 30, 2000                                                      F-5

Consolidated Statements of Cash Flows for the Fiscal Years Ended
     December 28, 2002, December 29, 2001, and December 30, 2000            F-6

Notes to Consolidated Financial Statements                                  F-7

SCHEDULE:

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years
     Ended December 28, 2002, December 29, 2001, and December 30, 2000      S-1

                          INDEPENDENT AUDITORS' REPORT

         The Board of Directors and Shareholders
         K-Tron International, Inc.:

         We have audited the accompanying consolidated balance sheet of K-Tron International, Inc. and subsidiaries as of December 28, 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended, as listed in the accompanying index. In connection with our audit of the fiscal 2002 consolidated financial statements, we also have audited the fiscal 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The fiscal 2001 and fiscal 2000 consolidated financial statements and financial statement schedule of K-Tron International, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revision described in Note 7 to the consolidated financial statements, in their report dated February 6, 2002.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audit provides a reasonable basis for our opinion.

         In our opinion, the fiscal 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Tron International, Inc. and subsidiaries as of December 28, 2002, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related fiscal 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As discussed above, the fiscal 2001 and fiscal 2000 consolidated financial statements and financial statement schedule of K-Tron International, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 7, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of December 30, 2001. In our opinion, such disclosures for fiscal 2001 and fiscal 2000 in Note 7 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 and fiscal 2000 consolidated financial statements and financial statement schedule of K-Tron International, Inc. and subsidiaries other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 and fiscal 2000 consolidated financial statements taken as a whole.

                                 /s/ KPMG LLP

         Philadelphia, Pennsylvania
         February 10, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To K-Tron International, Inc.:

         We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. (a New Jersey corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 29, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements as of December 29, 2001 and for each of the three fiscal years in the period ended December 29, 2001, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                      /s/ Arthur Andersen LLP

         Philadelphia, Pennsylvania
         February 6, 2002

         NOTE: THE REPORT ABOVE IS A COPY OF A PREVIOUSLY ISSUED REPORT AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). CERTAIN FINANCIAL INFORMATION FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 29, 2001 WAS NOT REVIEWED BY ANDERSEN AND INCLUDES, AS DESCRIBED IN NOTE 7, THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," WHICH WAS ADOPTED BY THE COMPANY AS OF DECEMBER 30, 2001.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                     December 28, 2002 and December 29, 2001

                    (Dollars in thousands, except share data)

                                                                                   FISCAL
                                                                           ----------------------
                                ASSETS                                        2002         2001
                                                                           ----------    --------
Current assets:
    Cash and cash equivalents                                              $   2,694       2,214
    Accounts receivable, net of allowance for doubtful accounts
      of $716 and $687                                                        15,275      14,723
    Inventories                                                                9,318      10,212
    Deferred income taxes                                                        169         326
    Prepaid expenses and other current assets                                  1,775       1,293
                                                                           ---------      ------
               Total current assets                                           29,231      28,768

Property, plant, and equipment, net of accumulated depreciation
    of $27,803 and $25,830                                                    16,170      13,848
Patents, net of accumulated amortization of $719 and $649                        767         799
Goodwill                                                                       2,053       2,053
Notes receivable and other assets                                              2,238       2,176
                                                                           ---------      ------
Total assets                                                               $  50,459      47,644
                                                                           =========      ======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                      $   2,005       2,186
    Accounts payable                                                           4,934       4,218
    Accrued expenses and other current liabilities                             5,845       4,547
    Accrued commissions                                                        1,532       1,220
    Customer advances                                                            809       1,032
                                                                           ---------      ------
               Total current liabilities                                      15,125      13,203
                                                                           ---------      ------
Long-term debt, net of current portion                                         6,499      12,499
Deferred income taxes                                                            416         381

Commitments and contingencies (note 16)

Series A and B Junior Participating Preferred Shares $0.01 par value.
    Authorized 50,000 shares; issued none                                         --          --

Shareholders' equity:
    Preferred stock, $0.01 par value. Authorized 950,000 shares;
      issued none                                                                 --          --
    Common stock, $0.01 par value. Authorized 50,000,000 shares;
      issued 4,433,342 and 4,432,742 shares                                       44          44
    Paid-in capital                                                           16,701      16,697
    Retained earnings                                                         38,768      35,484
    Cumulative translation adjustment                                            420      (3,167)
                                                                           ---------      ------
                                                                              55,933      49,058
    Treasury stock, 2,002,574 and 2,001,250 shares, at cost                  (27,514)    (27,497)
                                                                           ---------      ------
               Total shareholders' equity                                     28,419      21,561
                                                                           ---------      ------
Total liabilities and shareholders' equity                                 $  50,459      47,644
                                                                           =========      ======

See accompanying notes to consolidated financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

     Years ended December 28, 2002, December 29, 2001, and December 30, 2000

                    (Dollars in thousands, except share data)

                                                                       FISCAL
                                                     -------------------------------------------
                                                         2002             2001           2000
                                                     ------------      ---------      ----------
Revenues                                             $     68,231         71,819         84,912
Cost of revenues                                           39,373         43,022         47,010
                                                     ------------      ---------      ----------
           Gross profit                                    28,858         28,797         37,902
                                                     ------------      ---------      ----------
Operating expenses:
    Selling, general, and administrative                   21,533         23,846         25,631
    Research and development                                2,429          2,644          3,182
                                                     ------------      ---------      ----------
                                                           23,962         26,490         28,813
                                                     ------------      ---------      ----------
           Operating income                                 4,896          2,307          9,089

Interest expense                                              500          1,028          1,081
                                                     ------------      ---------      ----------
           Income before income taxes                       4,396          1,279          8,008

Income tax provision                                        1,112            231          2,170
                                                     ------------      ---------      ----------
Net income                                           $      3,284          1,048          5,838
                                                     ============      =========      ==========
Basic earnings per share                             $       1.35           0.43           2.30
Diluted earnings per share                                   1.33           0.43           2.25

Average common shares outstanding                       2,432,000      2,435,000      2,541,000
Average common and common equivalents shares
    outstanding                                         2,461,000      2,465,000      2,595,000

See accompanying notes to consolidated financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

     Years ended December 28, 2002, December 29, 2001, and December 30, 2000

                             (Dollars in thousands)

                                   COMMON STOCK                                  CUMULATIVE       TREASURY STOCK
                              ----------------------    PAID-IN      RETAINED    TRANSLATION  ----------------------
                               SHARES       AMOUNT      CAPITAL      EARNINGS    ADJUSTMENT    SHARES       AMOUNT         TOTAL
                              ---------   ----------    -------      --------    -----------  ---------   ----------       ------
Balance,

  January 1, 2000             4,374,505   $       44     16,103       28,598       (1,946)    1,447,350   $  (17,589)      25,210

    Comprehensive income:
      Net income                     --           --         --        5,838           --            --           --        5,838
      Translation
        adjustments                  --           --         --           --         (601)           --           --         (601)
                                                                                                                           ------
      Total comprehensive
        income                                                                                                              5,237
                                                                                                                           ------
    Issuance of stock            29,366           --        334           --           --            --           --          334
    Purchase of treasury
      shares                         --           --         --           --           --       520,200       (9,470)      (9,470)
                              ---------   ----------     ------       ------       ------     ---------   ----------       ------
Balance,

  December 30, 2000           4,403,871           44     16,437       34,436       (2,547)    1,967,550      (27,059)      21,311

    Comprehensive income:
      Net income                     --           --         --        1,048           --            --           --        1,048
      Translation
        adjustments                  --           --         --           --         (620)           --           --         (620)
                                                                                                                           ------
      Total comprehensive
        income                                                                                                                 428
                                                                                                                           ------
    Issuance of stock            28,871           --        260           --           --       (10,000)         138          398
    Purchase of treasury
      shares                         --           --         --           --           --        43,700         (576)        (576)
                              ---------   ----------     ------       ------       ------     ---------   ----------       ------
Balance,

  December 29, 2001           4,432,742           44     16,697       35,484       (3,167)    2,001,250      (27,497)      21,561

    Comprehensive income:
      Net income                     --           --         --        3,284           --            --           --        3,284
      Translation
        adjustments                  --           --         --           --        3,587            --           --        3,587
                                                                                                                           ------
      Total comprehensive
        income                                                                                                              6,871
                                                                                                                           ------
    Issuance of stock               600           --          4           --           --            --           --            4
    Purchase of treasury
      shares                         --           --         --           --           --         1,324          (17)         (17)
                              ---------   ----------     ------       ------       ------     ---------   ----------       ------
Balance,
                                                                                                                           ------
  December 28, 2002           4,433,342   $       44     16,701       38,768          420     2,002,574   $  (27,514)      28,419
                              =========   ==========     ======       ======       ======     =========   ==========       ======

  See accompanying notes to consolidated financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

     Years ended December 28, 2002, December 29, 2001, and December 30, 2000

                             (Dollars in thousands)

                                                                               FISCAL
                                                                   ------------------------------
                                                                     2002        2001       2000
                                                                   --------     ------     ------
Operating activities:
    Net income                                                     $  3,284      1,048      5,838
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Loss on disposition of assets                                  --        378         --
          Depreciation and amortization                               2,499      2,921      3,138
          Amortization of deferred gain on sale/leaseback
            transaction                                                  --         --       (271)
          Deferred income taxes                                         192         78        147
          Changes in assets and liabilities:
            Accounts receivable, net                                  1,179      5,269        878
            Inventories                                               1,765        876     (2,427)
            Prepaid expenses and other current assets                  (309)       406       (246)
            Other assets                                                  4        (24)       (43)
            Accounts payable                                            179     (4,811)     3,360
            Accrued expenses and other current liabilities            1,156       (888)    (3,267)
                                                                   --------     ------     ------
               Net cash provided by operating activities              9,949      5,253      7,107
                                                                   --------     ------     ------
Investing activities:
    Proceeds from disposition of assets                                  --        776         --
    Business acquired                                                    --       (621)      (491)
    Capital expenditures                                             (2,967)    (2,144)    (3,699)
    Other                                                               138        (68)       (77)
                                                                   --------     ------     ------
               Net cash used in investing activities                 (2,829)    (2,057)    (4,267)
                                                                   --------     ------     ------
Financing activities:
    Net (payments) borrowings under notes payable to banks               --        286     (2,528)
    Proceeds from issuance of long-term debt                            821        412      7,950
    Principal payments on long-term debt                             (7,859)    (1,955)    (1,634)
    Purchase of treasury stock                                          (17)      (576)    (9,470)
    Proceeds from issuance of common stock                                4        398        334
                                                                   --------     ------     ------
               Net cash used in financing activities                 (7,051)    (1,435)    (5,348)
                                                                   --------     ------     ------
Effect of exchange rate changes on cash and cash equivalents            411       (100)       (32)
                                                                   --------     ------     ------
               Net increase (decrease) in cash and cash
                  equivalents                                           480      1,661     (2,540)

Cash and cash equivalents:
    Beginning of year                                                 2,214        553      3,093
                                                                   --------     ------     ------
    End of year                                                    $  2,694      2,214        553
                                                                   ========     ======     ======
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                                    $    575        944        945
       Income taxes (refund)                                            (84)       268      2,225

See accompanying notes to consolidated financial statements.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

(1)      NATURE OF OPERATIONS

         K-Tron International, Inc. and its subsidiaries (the Company) design, produce, market and service material handling equipment and systems for a wide variety of industrial markets. The Company has manufacturing facilities in the United States, Switzerland, the United Kingdom and Canada, and its equipment is sold throughout the world.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

         (b)      FISCAL YEAR

                  The Company's fiscal year is reported on a fifty-two/fifty-three week period. Fiscal years ended December 28, 2002 (referred to herein as 2002), December 29, 2001 (referred to herein as 2001), and January 1, 2001 (referred to herein as
                  2000) each include fifty-two weeks.

         (c)      CASH AND CASH EQUIVALENTS

                  Cash equivalents represent all highly liquid, interest-bearing investments purchased with original maturities of three months or less.

         (d)      INVENTORIES

                  Inventories are stated at the lower of cost (first-in, first-out method) or market.

         (e)      PROPERTY, PLANT, AND EQUIPMENT

                  Property, plant, and equipment is carried at cost and is depreciated on a straight-line basis over the following estimated useful lives: buildings and improvements, 30 to 50 years; automotive equipment, 3 years; machinery and equipment, 3 to 10 years; and furniture and fixtures, including computer equipment, 5 to 7 years. Leasehold improvements are generally amortized over the shorter of the estimated useful lives of such assets or the remaining term of the applicable lease.

         (f)      PATENTS

                  Patents are stated at cost less accumulated amortization. The costs of patents are generally amortized on a straight-line basis over the remaining economic life of the respective asset, but in no event longer than the remaining legal life.

         (g)      GOODWILL

                  When a company is acquired, the difference between the fair value of its net assets, including intangibles, and the purchase price is goodwill. Goodwill is recorded as an asset on the balance sheet.

                                      F-7                            (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

                  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Statement provides that goodwill and intangible assets with indefinite lives are no longer amortized on a recurring basis but instead are subject to impairment testing at least annually. The Company adopted SFAS No. 142 on December 30, 2001. Accordingly, the Company no longer amortizes goodwill. In accordance with the provisions of SFAS No. 142, the Company performed impairment tests on goodwill, which indicated no impairment. Disclosures required by SFAS No. 142 are presented in Note 7.

                  Prior to December 30, 2001, the Company amortized goodwill on a straight-line basis over 15 to 30 years.

         (h)      INCOME TAXES

                  Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for differences between amounts shown for financial reporting purposes and those included with tax return filings that will reverse in future periods. Additionally, the effects of income taxes are measured based upon enacted tax laws and rates.

         (i)      REVENUE RECOGNITION

                  Revenue is recognized when risk of ownership and title to the product transfers to the customer, which usually occurs at the time goods are shipped.

         (j)      RESEARCH AND DEVELOPMENT

                  Expenditures for research, development and engineering of products are expensed as incurred.

         (k)      FOREIGN CURRENCY

                  Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at current rates of exchange at year-end. Revenues and expenses are translated at average rates prevailing during the year. The Company incurred foreign currency transaction losses of approximately $604,000, $160,000, and $80,000 for 2002, 2001, and 2000, respectively.
                  Translation gains and losses are recorded as a separate component of shareholders' equity.

         (l)      STOCK OPTION ACCOUNTING

                  The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000, to account for its stock options. Reference should be made to Footnote 11 for additional information regarding the Company's equity compensation plans.

         (m)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying value of financial instruments such as cash, accounts receivable and payable, and other current assets and liabilities approximates their fair value, based on the short-term nature of these

                                      F-8                            (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

                  instruments. The carrying amount of the Company's long-term debt and notes payable approximates their fair value. Their fair value is estimated based on the current rates offered to the Company for debt and notes payable of the same remaining maturities.

         (n)      USE OF ESTIMATES

                  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and estimates of uncertainties are required in applying the Company's accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: determination of an asset's useful life, estimates of allowances for bad debts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimate of realizability of deferred tax assets, warranty cost, and legal contingencies.

         (o)      RECENTLY ISSUED ACCOUNTING STANDARDS

                  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003. The Company does not believe this Statement will have an effect on the Company's financial statements.

                  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company was required to adopt the provisions of this pronouncement at the beginning of fiscal 2002. The adoption had no effect on the Company's financial statements.

(3)      SUBSEQUENT EVENT

         On January 2, 2003, the Company acquired all of the stock of privately-held Pennsylvania Crusher Corporation. The purchase price paid for the Pennsylvania Crusher Corporation stock was $23.5 million, plus a post-closing adjustment of $205,000 based on Pennsylvania Crusher Corporation's consolidated shareholders' equity at December 31, 2002. Of this amount, $19.7 million was paid in cash and $4.0 million was in unsecured, promissory notes which are payable in equal, annual installments on January 2 in each of 2005, 2006 and 2007. The excess of the purchase price over the carrying value of the net assets acquired was allocated as follows (in millions): Inventory - $0.3, PP&E - $4.7, Patents - $1.3, Trademarks and tradenames - $1.9, and Other identified intangibles - $7.1.

(4)      DISPOSITION OF ASSETS

         On July 31, 2001, the Company sold its Hasler heavy feeder business to its largest distributor of Hasler equipment and recorded a pretax loss of $620,000. The assets sold were primarily inventory and fixed

                                      F-9                            (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

         assets. The buyer took over operation of the Hasler leased sales office in Neuchatel, Switzerland, and entered into an agreement to lease a Company-owned facility in Lengerich, Germany.

         The purchase price consisted of a combination of one million Swiss francs cash (approximately $594,000), promissory notes in the principal amount of three million seventeen thousand three hundred twenty seven Swiss francs (approximately $1,792,000) which bear interest and amortize over seven years, and a less than 20% equity position in the buyer, which notes and equity interest are included in other assets. The Company retained all of the Hasler accounts receivable and payable at the time of the sale as well as a building in Lengerich, Germany which is being leased to the buyer. The buyer has made all required payments on the promissory notes, and the principal amount had been reduced to 2,640,000 Swiss francs at the end of 2002 ($1,900,000). The U.S. dollar numbers mentioned in this paragraph reflect the Swiss franc/U.S. dollar exchange rate at the dates referred to, which were July 31, 2001 and December 28, 2002.

         In December 2001, the Company sold its Swiss machine and welding shops and recorded a pretax gain of $242,000. The purchase price consisted of a combination of three hundred thousand Swiss francs cash (approximately $182,000) and a seven hundred thousand Swiss franc obligation (approximately $420,000), which is supported by a bank guaranty.

         Both the loss on the sale of Hasler and the gain on the Swiss machine and welding shops are included in selling, general, and administrative expenses on the consolidated statements of income.

(5)      INVENTORIES

         Inventories consist of the following:

                        2002           2001
                      -------         ------
                          (In thousands)
Components            $ 8,064          8,416
Work-in-process         1,151          1,692
Finished goods            103            104
                      -------         ------
                      $ 9,318         10,212
                      =======         ======

                                      F-10                           (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

(6)      PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment consists of the following:

                                                             2002           2001
                                                          ----------      --------
                                                               (In thousands)
Land                                                      $    1,198        1,015
Buildings and improvements                                    18,349       16,256
Automotive equipment                                             479          760
Machinery and equipment                                        8,596        9,801
Furniture and fixtures, including computer equipment          15,351       11,846
                                                          ----------      -------
                                                              43,973       39,678

Less accumulated depreciation and amortization               (27,803)     (25,830)
                                                          ----------      -------
                                                          $   16,170       13,848
                                                          ----------      -------

         Depreciation of property, plant, and equipment for 2002, 2001, and 2000 was $2,282,000, $2,496,000, and $2,576,000, respectively.

(7)      GOODWILL

         The following table presents the adjusted net income and adjusted per share amounts for the years ended December 29, 2001 and December 30, 2000, as if goodwill had not been amortized. The total goodwill amortization is shown after-tax in the following table.

                                                       2002            2001           2000
                                                     -------          -----          -----
                                                        (In thousands, except per share)
NET INCOME
As reported                                          $ 3,284          1,048          5,838
Effect of goodwill amortization                           --            345            487
                                                     -------          -----          -----
As adjusted                                            3,284          1,393          6,325

BASIC EARNINGS PER SHARE
As reported                                             1.35           0.43           2.30
Effect of goodwill amortization                           --           0.14           0.19
                                                     -------          -----          -----
As adjusted                                             1.35           0.57           2.49

DILUTED EARNINGS PER SHARE
As reported                                             1.33           0.43           2.25
Effect of goodwill amortization                           --           0.14           0.19
                                                     -------          -----          -----
As adjusted                                             1.33           0.57           2.44

                                      F-11                           (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

(8)      ACCRUED WARRANTY

         The Company offers a product warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and is included in accrued expenses and other current liabilities. The following is a rollforward of accrued warranty for 2002 and 2001.

                                       2002             2001
                                     --------          ------
                                          (In thousands)
Beginning balance                    $    662             770
Accrual                                 1,151           1,583
Expense                                (1,216)         (1,669)
Foreign exchange adjustment                90             (22)
                                     --------          ------
Ending balance                       $    687             662
                                     ========          ======

(9)      NOTES PAYABLE TO BANKS AND LONG-TERM DEBT

         The self-tender offer discussed in Note 11 was financed by using $1,194,000 of available cash, a $7 million term loan obtained from a U.S. bank on February 4, 2000 and $950,000 from an existing $5 million line of credit with the same bank. The $7 million term loan was originally payable in equal monthly installments of principal plus accrued interest over a period of four years which commenced May 1, 2000 and was secured by liens on the same collateral securing other loans from the same U.S. bank. One-half of the outstanding term loan bore interest at the fixed rate of 8.23% for the first two years and from February 4, 2002 until the refinancing of this loan on December 31, 2002 was subject to a variable rate of interest equal to one month LIBOR plus 1.85% (3.23% at December 28, 2002). The other half was subject to a variable rate of interest equal to one month LIBOR plus 1.85% (3.23% at December 28, 2002). As of December 28, 2002, the
         Company had a total of $2,188,000 outstanding under the term loan facility. On December 30, 2002, the Company refinanced the outstanding balance and borrowed an additional $5,000,000 to finance the acquisition discussed in Note 3. Both the original term loan facility and the refinanced facility require that the Company maintain certain specified ratios of consolidated debt to net worth and minimum annual debt coverage, and a minimum level of net worth. At December 28, 2002, the Company was in compliance with these covenants.

         At December 28, 2002, the Company's Swiss subsidiary had separate credit facilities totaling 17 million Swiss francs (approximately $12.2 million) with three Swiss banks. The Company's real property in Switzerland is pledged as collateral. As of December 28, 2002, there were long-term outstanding borrowings of 3.8 million Swiss francs (approximately $2.7 million) under these facilities, with 9.2 million Swiss francs (approximately $6.7 million) available for short-term borrowings and 4 million Swiss francs (approximately $2.8 million) available for letters of credit and customer guarantees. The annual interest rates on the long-term borrowings range from 2.0% to 3.5%.

         In June 1998, the Company's U.S. manufacturing subsidiary refinanced its 20-year mortgage with a U.S. lender for $2.7 million at an annual interest rate of 7.625%. In July 2002, the annual interest rate was reduced to 6.45%. Beginning August 1, 2002, the loan is repayable in eighty-three monthly principal and interest payments of $23,784 with a final payment of $1,042,000 plus interest due on August 1, 2009. As of December 28, 2002, the outstanding mortgage amount was $2,197,000.

                                      F-12                           (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

         Also in June 1998, the U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with a U.S. lender that provides for a maximum borrowing of $5.0 million. This credit facility as of December 28, 2002 has a maximum borrowing of $4.0 million and has been extended through July 2004. As of December 28, 2002, there were no outstanding borrowings under this credit facility, and $4,000,000 was available for future borrowings. The annual interest rate as of December 28, 2002 was 4.0%.

         Under the terms of the various U.S. credit facilities, fixed assets with a book value of $2,484,000 and accounts receivable and inventory with a book value of $7,830,000 are pledged as collateral. In addition, fixed assets with a book value of $6,082,000 are pledged as collateral under the Swiss credit facilities.

         Long-term debt consists of the following:

                                                             2002           2001
                                                          ----------       ------
                                                                (In thousands)
U.S. mortgage, interest at 6.45%                          $    2,197        2,329
U.S. line of credit, interest at 4.0%                             --        1,125
U.S. term facility, interest at 3.23%                          2,188        4,083
Swiss facilities, interest at market rates 2.0% to 3.5%        2,697        6,124
Other                                                          1,422        1,024
                                                          ----------       ------
                                                               8,504       14,685
Less current portion                                          (2,005)      (2,186)
                                                          ----------       ------
                                                          $    6,499       12,499
                                                          ----------       ------

         Future annual payments required on long-term debt are as follows:

                                                 AMOUNT
                                             -------------
                                             (In thousands)
Fiscal year:
2003                                          $    2,005
2004                                               4,346
2005                                                 438
2006                                                 180
2007                                                 191
Thereafter                                         1,344
                                              ----------
                                              $    8,504
                                              ----------

(10)     EMPLOYEE BENEFIT PLANS

         The Company has a profit-sharing and thrift plan (the Plan) for all U.S. employees who have worked for the Company for at least six months and who are employed at the end of the year. All Company contributions to the Plan are at the discretion of the board of directors. The Company's profit-sharing contribution, if any, vests over a five-year period. In addition, employees may voluntarily participate in the thrift plan and authorize payroll deductions ranging from 1% to 50% of their compensation. Related

                                      F-13                           (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

         matching Company contributions are vested immediately. The board of directors authorized matching contributions of 100% of the first 6% of participants' compensation for 2002, 2001, and 2000. The board of directors did not authorize any 2002, 2001, or 2000 contribution to the profit-sharing portion of the Plan.

         Substantially all foreign employees participate in defined contribution group pension plans. Contributions are paid by the employee and employer at percentages that vary according to age and other factors.

         The Company expense associated with the thrift plan for 2002, 2001, and 2000 was $375,000, $383,000, and $419,000, respectively. The foreign pension expense for 2002, 2001, and 2000 was $776,000, $979,000, and
         $769,000, respectively.

         In June 1981, the Company adopted an employee stock purchase plan under which eligible employees of the Company may elect to participate through payroll deductions for up to 10% of their gross compensation. Such deductions are used to purchase common stock of the Company at a price equal to 85% of the market value, not to exceed $25,000 of stock in any year. Under this plan, the Company issued 6,910 shares of common stock at an average price of $10.41 in 2001 and 16,250 shares of common stock at an average price of $12.38 in 2000. This plan expired at the end of June 2001.

(11)     SHAREHOLDERS' EQUITY

         In 2001, the board of directors determined the rights on 50,000 shares of the authorized preferred stock as the Series B Junior Participating Preferred Shares (the Series B Preferred Shares). Each one one-hundredth of a share of the Series B Preferred Shares carries voting and dividend rights that are equivalent to one share of the common stock. The voting and dividend rights are subject to adjustment in the event of a dividend on common stock which is payable in common stock or any subdivisions or combinations with respect to the outstanding shares of common stock. At the same time as the Series B Preferred Shares were established, the number of Series A Junior Participating Preferred Shares were reduced from 50,000 to 0 and returned to authorized but unissued shares of the Company's preferred stock. The board of directors has not determined the rights on the remaining 950,000 shares of the authorized preferred stock as of December 28, 2002.

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

                                      F-14                           (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

         In 1996, the Company adopted the 1996 Equity Compensation Plan (the 1996 plan), with features similar to the 1986 plan, except that the maximum number of shares that may be issued is 450,000. The 1996 plan also permits the awarding of restricted stock grants. The 1996 plan was amended in 1998, increasing the maximum number of shares that may be issued to 600,000 and allowing nonemployee directors to receive grants thereunder at fair market value. The 1996 plan is administered by the Stock Option Committee selected by the board of directors.

         With respect to incentive stock options, the exercise price must at least equal the fair market value of a share of common stock as of the date the option was granted.

         A summary of the Company's stock option and restricted stock grant activity for the plans referred to above for the three fiscal years ended December 28, 2002 is as follows:

                                                                        AVERAGE
                                                        OUTSTANDING      PRICE         AVAILABLE
                                                          SHARES       PER SHARE        SHARES
                                                        -----------    ---------       ---------
Balance, January 1, 2000                                  357,667                       319,834
   Granted                                                 12,500      $   15.80        (12,500)
   Canceled                                                (3,834)         15.38          3,334
   Exercised                                              (13,116)          9.02             --
                                                          -------                      --------
Balance, December 30, 2000                                353,217                       310,668
   Granted                                                136,000          12.47       (136,000)
   Canceled                                               (18,867)         16.29         16,667
   Exercised                                              (24,149)          9.46             --
   Restricted stock granted                                10,000             --        (10,000)
   Restricted stock exercised                             (10,000)            --             --
                                                          -------                      --------
Balance, December 29, 2001                                446,201                       181,335
   Granted                                                  4,000          13.75         (4,000)
   Canceled                                               (23,834)         14.28         13,834
   Exercised                                                 (600)          6.25             --
                                                          -------                      --------
Balance, December 28, 2002                                425,767                       191,169
                                                          -------                      --------

         As of December 28, 2002, thirteen employees held options under the 1986 plan for an aggregate of 42,600 shares at exercise prices ranging from $6.25 to $12.50 with a weighted average price of $8.20. These options expire at varying times through 2005. As of December 28, 2002, thirty employees and four nonemployee directors held options under the 1996 plan for an aggregate of 373,167 shares at exercise prices from $12.20 to $19.00 with a weighted average price of $14.80. These options expire at varying times through 2012. As of December 28, 2002, one nonemployee director held an option under the 1988 plan for an aggregate of 10,000 shares at an exercise price of $9.25. This option expires in 2004.

         On March 23, 2000, the Company completed a self-tender offer begun on February 16, 2000 and repurchased 508,000 shares of its common stock at $18.00 per share for a total cost of $9.249 million

                                      F-15                           (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

         (including $105,000 of costs associated with the tender offer). The share purchase represented approximately 17.3% of the common stock then outstanding. In the fourth quarter of 2000, the Company also repurchased 12,200 shares of its common stock for a total purchase price of $221,000 or an average of $18.11 a share.

         PRO FORMA INFORMATION

         As permitted under SFAS No. 123, as amended by SFAS No. 148, the Company has elected to continue to account for compensation cost using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires the Company to disclose pro forma net income and pro forma earnings per share amounts, as if compensation expense were recognized for options granted after fiscal year 1994. Using this approach, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table:

                                                       2002            2001          2000
                                                     -------          -----          -----
                                                       (In thousands, except per share)
Net income - as reported                             $ 3,284          1,048          5,838
Net income - pro forma                                 2,941            702          5,454
Basic earnings per share - as reported                  1.35           0.43           2.30
Basic earnings per share - pro forma                    1.21           0.29           2.15
Diluted earnings per share - as reported                1.33           0.43           2.25
Diluted earnings per share - pro forma                  1.20           0.28           2.10

         This pro forma impact may not be representative of the effects for future years, and could increase if additional options are granted and amortized over the vesting period. For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 28.04%, 32.46%, and 29.76%; risk-free interest rate of 5.02%, 5.20%, and 5.59%; and expected life of 6.00 years, 7.47 years, and 6.00 years in 2002, 2001, and 2000, respectively.

         The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility.

(12)     SHAREHOLDER RIGHTS PLAN

         The Company has a Shareholder Rights Plan (the Rights Plan) which was adopted by the board of directors on October 16, 2001 and which replaced an earlier plan that was adopted on October 3, 1991 and expired on October 14, 2001. The new Rights Plan provides for the distribution as a dividend of one preferred stock purchase right (a Right) on each share of the Company's common stock outstanding as of the close of business on October 29, 2001, and thereafter each share of the Company's common stock will have a Right associated with it. The new Rights will expire on October 29, 2011, and each Right will entitle a shareholder to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock upon the terms specified in the Rights Plan. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or

                                      F-16                           (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

         exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock, in each case without the approval of the Company's board of directors.

(13)     INCOME TAXES

         Following are the domestic and foreign components of income before income taxes:

                                                       2002            2001           2000
                                                     --------          -----          -----
                                                                  (In thousands)
United States                                        $  1,143            774          6,051
Foreign                                                 3,253            505          1,957
                                                     --------          -----          -----
Income before income tax                             $  4,396          1,279          8,008
                                                     ========          =====          =====

The income tax provision (benefit) consists of the following:

                                                       2002            2001           2000
                                                     --------          -----          -----
                                                                  (In thousands)
Current:
   Federal and state                                 $    204            101          2,001
   Foreign                                                716             52             22
                                                     --------          -----          -----
         Total current                                    920            153          2,023
                                                     --------          -----          -----
Deferred:
   Federal and state                                      192             71            169
   Foreign                                                 --              7            (22)
                                                     --------          -----          -----
         Total deferred                                   192             78            147
                                                     --------          -----          -----
Total income tax provision                           $  1,112            231          2,170
                                                     ========          =====          =====

                                      F-17                           (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

         Significant components of the deferred tax accounts at December 28, 2002 and December 29, 2001 are as follows

                                                             2002            2001
                                                          ----------        ------
                                                              (In thousands)
Deferred tax assets:
   Depreciation                                           $       --           30
   Accrued liabilities                                           353          218
   Net operating loss carryforwards                              625          537
   Inventory basis differences                                   156           86
   Other                                                         246          403
                                                          ----------        -----
                                                               1,380        1,274
   Valuation allowance                                          (551)        (475)
                                                          ----------        -----
         Total assets                                            829          799
                                                          ----------        -----
Deferred tax liabilities
   Depreciation                                                 (878)        (519)
   Other                                                        (198)        (335)
                                                          ----------        -----
         Total liabilities                                    (1,076)        (854)
                                                          ----------        -----
Net deferred liability                                    $     (247)         (55)
                                                          ==========        =====

         Foreign and U.S. state operating loss carryforwards as of December 28, 2002 were $366,000 and $4.9 million, respectively. Foreign operating losses have an unlimited carryforward period. U.S. state operating losses are available through 2009.

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for all foreign and state net operating loss carryforwards and certain other deferred tax assets for which realization is dependent on future taxable earnings.

                                      F-18                           (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

         A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:

                                                       2002              2001          2000
                                                     --------           ------         -----
                                                                    (In thousands)
Income tax provision on income before
   income tax at statutory federal
   income tax rates                                  $  1,496            435          2,723
Foreign tax rate differential                            (210)            --           (170)
State tax, net of federal benefit                          61              2             97
U.S. and foreign permanent tax differences                (44)           (80)            34
Changes in valuation allowance                           (206)          (139)          (473)
Other                                                      15             13            (41)
                                                     --------           ----          -----
Income tax provision                                 $  1,112            231          2,170
                                                     ========           ====          =====

(14)     RELATED PARTY TRANSACTIONS

         During 2002, the Company sold equipment to an entity in which it has a cost based investment. Sales during 2002 were $512,000 with $190,000 in accounts receivable at December 28, 2002.

(15)     EARNINGS PER SHARE

         The Company previously adopted SFAS No. 128, "Earnings Per Share," which requires that the Company report Basic and Diluted Earnings Per Share. Basic Earnings Per Share represents net income less preferred dividends divided by the weighted average number of common shares outstanding. Diluted Earnings Per Share is calculated similarly, except that the denominator includes the weighted average number of common shares outstanding plus the dilutive effect of options, warrants, convertible securities, and other instruments with dilutive effects if exercised.

                                      F-19                           (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

         The Company's Basic and Diluted Earnings per Share are calculated as follows:

                                                      NET INCOME
                                                       AVAILABLE
                                                       TO COMMON                        EARNINGS
                                                     SHAREHOLDERS        SHARES         PER SHARE
                                                     ------------        ------         ---------
2002:
   Basic                                             $  3,284,000      2,432,000           1.35
   Common share equivalent
      of options issued                                        --         29,000          (0.02)
                                                     ------------      ---------          -----
   Diluted                                           $  3,284,000      2,461,000           1.33
                                                     ============      =========          =====

2001:
   Basic                                             $  1,048,000      2,435,000           0.43
   Common share equivalent
      of options issued                                        --         30,000             --
                                                     ------------      ---------          -----
   Diluted                                           $  1,048,000      2,465,000           0.43
                                                     ============      =========          =====

2000:
   Basic                                             $  5,838,000      2,541,000           2.30
   Common share equivalent
      of options issued                                        --         54,000          (0.05)
                                                     ------------      ---------          -----
   Diluted                                           $  5,838,000      2,595,000           2.25
                                                     ============      =========          =====

         Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. Such average number includes the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

(16)     COMMITMENTS AND CONTINGENCIES

         The Company leases certain office and plant facilities and equipment under noncancelable leases. These leases expire in periods ranging from one to five years and, in certain instances, provide for purchase options.

                                      F-20                           (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

         As of December 28, 2002, future minimum payments under operating leases having noncancelable terms in excess of one year are summarized below (in thousands):

                                         OPERATING
                                          LEASES
                                         ---------
                              2003       $    922
                              2004            494
                              2005            166
                              2006             71
                              2007             14
                                         --------
                                         $  1,667
                                         ========

         Rent expense for 2002, 2001, and 2000 was $427,000, $445,000, and
         $601,000, respectively.

         The Company has employment contracts with seven executives. Except in one case when two year's advance notice is required, these contracts may be terminated by the Company on one year's advance notice. Under the agreements, each individual is guaranteed minimum compensation over the contract period. As of December 28, 2002, the estimated future obligation under these contracts is $1,899,000.

         The Company in the normal course of business has commitments, lawsuits, contingent liabilities, and claims. However, the Company does not expect that any sum it may have to pay in connection with these matters will have a material adverse effect on its consolidated financial position or results of operations.

(17)     MANAGEMENT SEGMENT INFORMATION

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

                                      F-21                           (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 28, 2002 and December 29, 2001

                                              NORTH        WESTERN
                                             AMERICA        EUROPE    ELIMINATIONS  CONSOLIDATED
                                           ----------      -------    ------------  ------------
                                                             (In thousands)
2002:
  Revenues:
  Sales to unaffiliated customers          $   28,727       39,504                       68,231
  Sales to affiliates                           3,374        2,061       (5,435)             --
                                           ----------       ------       ------      ----------
Total sales                                $   32,101       41,565       (5,435)         68,231
                                           ==========       ======       ======      ==========
Operating income                           $    1,926        2,906           64           4,896
Interest expense                                                                           (500)
                                                                                     ----------
Income before income taxes                                                           $    4,396
                                                                                     ==========
Capital expenditures                       $    1,995          972                        2,967
Depreciation and amortization expense           1,248        1,251                        2,499
Total assets                                   18,542       31,917                       50,459

2001:
  Revenues:
  Sales to unaffiliated customers          $   29,922       41,897           --          71,819
  Sales to affiliates                           4,443        1,865       (6,308)             --
                                           ----------       ------       ------      ----------
Total sales                                $   34,365       43,762       (6,308)         71,819
                                           ==========       ======       ======      ==========
Operating income                           $    1,537          706           64           2,307
Interest expense                                                                         (1,028)
                                                                                     ----------
Income before income taxes                                                           $    1,279
                                                                                     ==========
Capital expenditures                       $    1,409          735                        2,144
Depreciation and amortization expense           1,147        1,774                        2,921
Total assets                                   18,981       28,663                       47,644

2000:
  Revenues:
  Sales to unaffiliated customers          $   40,116       44,796           --          84,912
  Sales to affiliates                           4,007        3,014       (7,021)             --
                                           ----------       ------       ------      ----------
Total sales                                $   44,123       47,810       (7,021)         84,912
                                           ==========       ======       ======      ==========
Operating income                           $    6,774        2,186          129           9,089
Interest expense                                                                         (1,081)
                                                                                     ----------
Income before income taxes                                                           $    8,008
                                                                                     ==========
Capital expenditures                       $    1,016        2,683                        3,699
Depreciation and amortization expense           1,198        1,940                        3,138
Total assets                                   18,900       35,521                       54,421

                                      F-22                           (Continued)

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     December 29, 2002 and December 29, 2001

(18)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table summarizes unaudited quarterly financial data for 2002 and 2001 (in thousands, except share data):

                                                              2002 BY QUARTER
                                           -------------------------------------------------
                                             FIRST          SECOND        THIRD       FOURTH
                                           ----------       ------       -------      ------
Revenues                                   $   16,778       16,877       16,905       17,671
Gross profit                                    7,136        7,194        6,936        7,592
Net income                                        751          814          836          883
Basic earnings
   per share                                     0.31         0.33         0.34         0.36
Diluted earnings
   per share                                     0.31         0.33         0.34         0.36

                                                              2001 BY QUARTER
                                           -------------------------------------------------
                                             FIRST          SECOND        THIRD       FOURTH
                                           ----------       ------       -------      ------
Revenues                                   $   21,558       19,318       16,081       14,862
Gross profit                                    8,900        7,683        6,365        5,849
Net income (loss)                                 975          610         (768)         231
Basic earnings (loss)
   per share                                     0.40         0.25        (0.32)        0.10
Diluted earnings (loss)
   per share                                     0.39         0.25        (0.32)        0.09

                K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                          Financial Statement Schedule

                                                                     SCHEDULE II

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

     Years ended December 28, 2002, December 29, 2001, and December 30, 2000

                                           BALANCE AT     ADDITIONS                    BALANCE
                                           BEGINNING       CHARGED                     AT END
                                           OF PERIOD      TO INCOME    DEDUCTIONS(1)  OF PERIOD
                                           ----------     ---------    -------------  ---------
Fiscal year ended
     December 28, 2002:
        Allowance for doubtful
           accounts                        $  687,000      137,000      108,000        716,000

Fiscal year ended
     December 29, 2001:
        Allowance for doubtful
           accounts                           778,000       53,000      144,000        687,000
        Provision for
           restructuring reserve              104,000           --      104,000             --

Fiscal year ended
     December 30, 2000:
        Allowance for doubtful
           accounts                           924,000       56,000      202,000        778,000
        Provision for
           restructuring reserve              450,000           --      346,000        104,000

(1) Accounts written off less recoveries, net of foreign exchange translation adjustment.

See accompanying independent auditors' report.

                                 EXHIBIT INDEX

Exhibit
Number     Description
------     -----------
2.1        Basic Agreement regarding the Assignment of Assets of the Hasler
           Division between K-Tron (Suisse) SA and MJ Enterprises SA dated July
           31, 2001 (Filed as Exhibit 2.1 to our report on Form 10-Q for the quarterly period ended September 29, 2001 and incorporated herein by reference)

2.2        Stock Purchase Agreement dated January 2, 2003 by and among John D.
           Whalen, Donald J. Carrozzino, Frank Wallitsch, Jr. and Nancy S. Hansen and PCC Acquisition Co. (Filed as Exhibit 2.1 to our report on Form 8-K dated January 2, 2003 ("January 2003 Form 8-K") and incorporated herein by reference)

3.1        Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999
           ("1998 Form 10-K") and incorporated herein by reference)

3.2        By-laws, as amended (Filed as Exhibit 3.2 to our annual report of Form
           10-K for the year ended December 29, 2001("2001 Form 10-K") and incorporated herein by reference)

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

10.4       Amendment 2001-1 to the Amended and Restated K-Tron International, Inc.
           1996 Equity Compensation Plan (Filed as Exhibit 10.4 to the 2001 Form
           10-K and incorporated herein by reference)**

10.5       K-Tron International, Inc. and Affiliated Companies Profit-Sharing and
           Thrift Plan, as amended and restated (Filed as Exhibit 10.5 to the 2001
           Form 10-K and incorporated herein by reference)**

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

10.9       Employment Agreement dated as of May 7, 1999 by and between K-Tron
           International, Inc. and Ronald R. Remick (Filed as Exhibit 10.9 to the annual report on Form 10-K for the year ended January 1, 2000 ("1999
           10-K") and incorporated herein by reference)**

10.10 Form of Employment Agreement with certain of our employees, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.11 Form of Indemnification Agreement with certain of our directors and officers listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to the 1999 Form 10-K and incorporated herein by reference)**

10.11A Supplement to Schedule 10.11, listing additional directors and officers who are parties to an Indemnification Agreement referenced in Exhibit
           10.11. (Filed as Exhibit 10.11A to the 2001 Form 10-K and incorporated herein by reference)

10.12      Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of
           The Bank of Gloucester County (Filed as Exhibit 10.15 to the 1999 Form
           10-K and incorporated herein by reference)

10.13      Loan Modification Agreement dated June 24, 1998 between K-Tron America,
           Inc. and The Bank of Gloucester County (Filed as Exhibit 10.16 to the
           1999 Form 10-K and incorporated herein by reference)

10.14      Loan Modification Agreement dated July 9, 2002 between K-Tron America,
           Inc. and The Bank (formerly The Bank of Gloucester County)*

10.15 Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.17 to the 1999 Form 10-K and incorporated herein by reference)

10.16      Note dated December 20, 2002 from K-Tron America, Inc. in favor of The
           Bank (Filed as Exhibit 10.3 to the January 2003 Form 8-K and incorporated herein by reference)

10.17      Loan Modification Agreement dated December 20, 2002 between K-Tron
           America, Inc. and The Bank (Filed as Exhibit 10.4 to the January 2003
           Form 8-K and incorporated herein by reference)

10.18      Credit Agreement dated January 3, 2003 among Pennsylvania Crusher
           Corporation, the Lenders party to that Credit Agreement and National
           City Bank, as Agent (Filed as Exhibit 10.1 to the January 2003 Form 8-K and incorporated herein by reference)

10.19 Form of the Stockholder Note issued to each of the individuals listed on Schedule 10.2, which notes are identical in all material respects except for the payee, the principal amount of the note and the amount of installments to be made thereunder (Filed as Exhibit 10.2 to the January 2003 Form 8-K and incorporated herein by reference)

21.1       Subsidiaries*

23.1       Consent of KPMG LLP*

24.1       Power of Attorney (Included on Signature Page)*

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*   Filed herewith

** Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit