Form 10-Q
period 2003-03-29
K TRON INTERNATIONAL INC
filed 2003-05-13
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2003

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

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

Yes [ ]                      No [X]

The Registrant had 2,433,104 shares of Common Stock outstanding as of March 29, 2003.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                               Page No.
                                                                               --------
PART I.             FINANCIAL INFORMATION

         Item 1.    Financial Statements.

                    Consolidated Balance Sheets                                      1
                    March 29, 2003 and December 28, 2002

                    Consolidated Statements of Income                                2
                    & Retained Earnings for the Three Months
                    Ended March 29, 2003 and March 30, 2002

                    Consolidated Statements of Cash Flows                            3
                    for the Three Months Ended March 29, 2003
                    and March 30, 2002

                    Notes to Consolidated Financial Statements                   4 - 9

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of Operations.          10 - 17

         Item 4.    Controls and Procedures.                                        18

PART II.            OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K.                               18

SIGNATURES                                                                          19

CERTIFICATIONS                                                                   20-21

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                                                                      March 29,    December 28,
                                                                                        2003           2002
                                                                                        ----           ----
                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $   4,325    $      2,694
     Accounts receivable, net of allowance for
       doubtful accounts of $723 and $716                                                17,433          15,275
     Inventories                                                                         14,092           9,318
     Deferred income taxes                                                                  169             169
     Prepaid expenses and other current assets                                            2,073           1,775
                                                                                      ---------    ------------
         Total current assets                                                            38,092          29,231

PROPERTY, PLANT AND EQUIPMENT, net                                                       24,739          16,170
PATENTS, net                                                                              1,997             767
GOODWILL, net                                                                             2,053           2,053
OTHER INTANGIBLES                                                                         9,010              --
NOTES RECEIVABLE AND OTHER ASSETS                                                         2,167           2,238
                                                                                      ---------    ------------
         Total assets                                                                 $  78,058    $     50,459
                                                                                      =========    ============

                  LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                                $   3,610    $      2,005
     Accounts payable                                                                     6,115           4,934
     Accrued expenses and other current liabilities                                       6,527           5,845
     Accrued commissions                                                                  1,815           1,532
     Customer advances                                                                    1,101             809
                                                                                      ---------    ------------
         Total current liabilities                                                       19,168          15,125

LONG-TERM DEBT, net of current portion                                                   28,809           6,499
OTHER NON-CURRENT LIABILITIES                                                               158              --
DEFERRED INCOME TAXES                                                                       416             416
COMMITMENTS AND CONTINGENCIES
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES,
     $.01 par value - authorized 50,000 shares; none issued                                  --              --
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized 950,000 shares; none issued                --              --
     Common stock, $.01 par value - authorized 50,000,000 shares;
         issued 4,435,678 shares and 4,433,342 shares                                        44              44
     Paid-in capital                                                                     16,719          16,701
     Retained earnings                                                                   39,603          38,768
     Accumulated other comprehensive income                                                 655             420
                                                                                      ---------    ------------
                                                                                         57,021          55,933
     Treasury stock, 2,002,574 and 2,002,574 shares - at cost                           (27,514)        (27,514)
                                                                                      ---------    ------------
         Total shareholders' equity                                                      29,507          28,419
                                                                                      ---------    ------------
         Total liabilities and shareholders' equity                                   $  78,058    $     50,459
                                                                                      =========    ============

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                        ------------------
                                                                   March 29,          March 30,
                                                                     2003               2002
                                                                     ----               ----
REVENUES                                                           $  23,398          $  16,778

COST OF REVENUES                                                      13,957              9,642
                                                                   ---------          ---------
        Gross Profit                                                   9,441              7,136

OPERATING EXPENSES:
  Selling, general & administrative                                    7,265              5,252
  Research and development                                               671                706
                                                                   ---------          ---------
                                                                       7,936              5,958
                                                                   ---------          ---------

        Operating Income                                               1,505              1,178

INTEREST EXPENSE                                                         380                173
                                                                   ---------          ---------
        Income before income taxes                                     1,125              1,005

INCOME TAX PROVISION                                                     290                254
                                                                   ---------          ---------

NET INCOME                                                               835                751

RETAINED EARNINGS
  Beginning of period                                                 38,768             35,484
                                                                   ---------          ---------
  End of period                                                    $  39,603          $  36,235
                                                                   =========          =========

EARNINGS PER SHARE
  Basic                                                            $    0.34          $    0.31
                                                                   =========          =========
  Diluted                                                          $    0.34          $    0.31
                                                                   =========          =========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                     ------------------
                                                                                    March 29,   March 30,
                                                                                      2003        2002
                                                                                      ----        ----
OPERATING ACTIVITIES:
 Net income                                                                         $     835   $     751
 Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                      862         683
       Changes in assets and liabilities:
            Accounts receivable, net                                                    1,144        (151)
            Inventories                                                                  (128)        899
            Prepaid expenses and other current assets                                     (13)       (314)
            Other assets                                                                  164          33
            Accounts payable                                                             (583)        354
            Accrued expenses and other current liabilities                             (1,035)        509
                                                                                    ---------   ---------
                  Net cash provided by operating activities                             1,246       2,764
                                                                                    ---------   ---------

INVESTING ACTIVITIES:
 Business acquired, net of cash acquired                                              (18,988)         --
 Capital expenditures                                                                    (562)       (218)
 Other                                                                                     (2)        (15)
                                                                                    ---------   ---------
                  Net cash used in investing activities                               (19,552)       (233)
                                                                                    ---------   ---------

FINANCING ACTIVITIES:
 Net (repayments) borrowing under notes payable to banks                                    5      (1,116)
 Proceeds from issuance of long-term debt                                              20,000          --
 Principal payments on long-term debt                                                    (132)       (509)
 Proceeds from issuance of common stock                                                    18           4
                                                                                    ---------   ---------
                  Net cash provided by (used in) financing activities                  19,891      (1,621)
                                                                                    ---------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS                                                                          46         (18)
                                                                                    ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               1,631         892
                                                                                    ---------   ---------

CASH AND CASH EQUIVALENTS
 Beginning of period                                                                    2,694       2,214
                                                                                    ---------   ---------
 End of period                                                                      $   4,325   $   3,106
                                                                                    =========   =========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 29, 2003
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries ("K-Tron" or the "Company") (including the January 2, 2003 Pennsylvania Crusher Corporation acquisition noted below). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made.

         Certain reclassifications were made to the first quarter 2002 consolidated financial statements to conform to the current period presentation.

         The unaudited financial statements herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 28, 2002 which was previously filed with the Securities and Exchange Commission.

2.       Acquisition

         On January 2, 2003, the Company acquired all of the stock of privately-held Pennsylvania Crusher Corporation. The purchase price paid for the Pennsylvania Crusher Corporation stock was $23.5 million, plus a post-closing adjustment of $205,000 based on Pennsylvania Crusher Corporation's consolidated shareholders' equity at December 31, 2002. Of this amount, $19.7 million was paid in cash and $4.0 million was in unsecured, promissory notes which are payable in equal, annual installments on January 2 in each of 2005, 2006 and 2007. The excess of the purchase price over the carrying value of the net assets acquired was allocated as follows (in millions): inventory -- $0.3, property, plant & equipment -- $4.7, patents -- $1.3, trademarks and tradenames -- $1.9, and other identified intangibles -- $7.1. Trademarks and tradenames and other identified intangibles are included in other intangibles in the consolidated balance sheet.

         If the acquisition of Pennsylvania Crusher Corporation had occurred at the beginning of fiscal 2002, pro forma revenues, net income and diluted earnings per share for the three months ended March 30, 2002 would have been approximately $24.9 million, $1.0 million and $0.41 per share, respectively. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition-related items such as depreciation and amortization of property, plant and equipment and identified intangibles, increased interest expense on acquisition debt and the related income tax effects. This unaudited pro forma disclosure is presented for informational purposes only and should not be construed to be indicative of the actual results of operations of the combined companies on the date indicated or of the results that may be obtained in the future.

3.       Intangible Assets

                                             Three Months Ended March 29, 2003
                                             ---------------------------------
                                                        (in thousands)

                                            Gross Carrying          Accumulated
                                                Amount              Amortization
                                                ------              ------------
Amortized intangible assets
  Patents                                       $2,758                 $  761
  Drawings                                       3,550                     29
                                                ------                 ------
                                                $6,308                 $  790
                                                ======                 ======

Unamortized intangible assets
  Trademarks                                    $1,890
  Other identifiable intangibles                 3,599
                                                ------
                                                $5,489
                                                ======

         The amortized intangible assets are being amortized on the straight-line basis over the expected period of benefits, 17 to 25 years. Intangible assets of $10.3 million were acquired during the first quarter of 2003 as part of the acquisition of Pennsylvania Crusher Corporation (see Note 2). Amortization expense for the first three months of 2003 and 2002 was $71 thousand and $18 thousand, respectively.

4.       Supplemental Disclosures of Cash Flow Information

         The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

         Cash paid in the first three months of 2003 and 2002 for interest was $0.1 million and $0.2 million, respectively, and for income taxes was $0.1 million and zero, respectively.

5.       Inventories

         Inventories consist of the following:

                                     March 29,                 December 28,
                                       2003                        2002
                                       ----                        ----
                                                (in thousands)
Components                           $  12,072                 $      8,064
Work-in-process                          1,921                        1,151
Finished goods                              99                          103
                                     ---------                 ------------
                                     $  14,092                 $      9,318
                                     =========                 ============

6.       Accrued Warranty

         The Company offers a product warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and is included in accrued expenses and other current liabilities. The following is a rollforward of accrued warranty for the three-month periods ended March 29, 2003 and March 30, 2002.

                                                         March 29,        March 30,
                                                           2003             2002
                                                           ----             ----
                                                               (in thousands)
Beginning balance                                        $     687        $     662
Accrued warranty of acquired business                          553               --
Accrual                                                        351              182
Expense                                                       (474)            (254)
Foreign exchange adjustment                                      6               (2)
                                                         ---------        ---------
Ending balance                                           $   1,123        $     588
                                                         =========        =========

7.       Earnings Per Share

         The Company's basic and diluted earnings per share are calculated as follows:

                                                     For the Three Months Ended March 29, 2003
                                                     -----------------------------------------
                                              Net Income Available
(Dollars and Shares in Thousands                    To Common                                Earnings
     except Per Share Data)                       Shareholders            Shares            Per Share
                                                  ------------            ------            ---------
Basic                                             $        835             2,432            $    0.34

           Common Share Equivalent
             of Outstanding Options                         --                52                (0.00)
                                                  ------------            ------            ---------
Diluted                                           $        835             2,484            $    0.34
                                                  ============            ======            =========

                                                     For the Three Months Ended March 30, 2002
                                                     -----------------------------------------
                                              Net Income Available
(Dollars and Shares in Thousands                    To Common                               Earnings
     except Per Share Data)                       Shareholders            Shares            Per Share
                                                  ------------            ------            ---------
Basic                                             $        751             2,432            $    0.31

           Common Share Equivalent
             of Outstanding Options                         --                17                (0.00)
                                                  ------------            ------            ---------
Diluted                                           $        751             2,449            $    0.31
                                                  ============            ======            =========

         Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during a given time period. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

8.       Stock-Based Compensation

         In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require more prominent and frequent disclosures in financial statements. Also, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has included the interim disclosures prescribed under SFAS No. 148.

         At March 29, 2003, the Company had various stock-based compensation plans as described in Note 11 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 28, 2002. As permitted under SFAS No. 123, as amended by SFAS No. 148, the Company has elected to continue to account for compensation costs using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense has been recognized in net income for stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans.

                                              March 29,        March 30,
                                                2003             2002
                                                ----             ----
                                           (in thousands, except per share)
Net income - as reported                   $        835        $     751
Net income - pro forma                              767              667
Basic earnings per share - as reported             0.34             0.31
Basic earnings per share - pro forma               0.32             0.27
Diluted earnings per share - as reported           0.34             0.31
Diluted earnings per share - pro forma             0.31             0.27

9.       Comprehensive Income

         Comprehensive income is the total of net income, the change in the unrealized gain or loss on derivatives, net of tax and the change in translation adjustments, all for a given period, which are the Company's only non-owner changes in equity. For the three-month periods ending March 29, 2003 and March 30, 2002, the following table sets forth the Company's comprehensive income:

                                                           Three Months Ended
                                                           ------------------
                                                  March 29,                   March 30,
                                                    2003                        2002
                                                    ----                        ----
                                                             (in thousands)
Net Income                                        $     835                   $     751
Unrealized loss on derivatives, net of tax              (98)                         --
Translation Adjustments                                 333                         (89)
                                                  ---------                   ---------
Comprehensive Income                              $   1,070                   $     662
                                                  =========                   =========

10.      Management Segment Information

         The Company is engaged in one principal business segment -- material handling equipment and systems. The Company operates in two primary geographic locations, North and South America (the "Americas") and Europe, the Middle East, Africa and Asia ("EMEA/Asia"). For the three months ended March 29, 2003 and March 30, 2002, the following tables set forth the Company's segment information:

                                                            EMEA/       Elimi-         Consoli-
                                           Americas         Asia        nations         dated
                                           --------         ----        -------         -----
                                                             (in thousands)
THREE MONTHS ENDED
 March 29, 2003
 Revenues
   Sales to unaffiliated customers         $ 13,217       $ 10,181      $     --       $ 23,398
   Sales to affiliates                          749            568        (1,317)            --
                                           --------       --------      --------       --------
        Total sales                        $ 13,966       $ 10,749      $ (1,317)      $ 23,398
                                           ========       ========      ========       ========

 Operating income                          $    673       $    851      $    (19)      $  1,505
                                           ========      ========       ========
 Interest expense                                                                          (380)
                                                                                       --------
 Income before income taxes                                                            $  1,125
                                                                                       ========

                                                            EMEA/       Elimi-         Consoli-
                                           Americas         Asia        nations         dated
                                           --------         ----        --------       --------
                                                              (in thousands)
THREE MONTHS ENDED
 March 30, 2002
 Revenues
   Sales to unaffiliated customers         $  7,584       $  9,194      $     --       $ 16,778
   Sales to affiliates                          948            305        (1,253)            --
                                           --------       --------      --------       --------
        Total sales                        $  8,532       $  9,499      $ (1,253)      $ 16,778
                                           ========       ========      ========       ========

 Operating income                          $    644       $    534      $     --       $  1,178
                                           ========       ========      ========
 Interest expense                                                                          (173)
                                                                                       --------
 Income before income taxes                                                            $  1,005
                                                                                       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references to the first three months or first quarters of 2003 and 2002 mean the fiscal quarters ended March 29, 2003 and March 30, 2002, respectively.

         On January 2, 2003, we acquired all of the outstanding capital stock of privately-held Pennsylvania Crusher Corporation ("Penn Crusher"). As a result of this purchase, we also acquired Jeffrey Specialty Equipment Corporation ("Jeffrey"), a wholly-owned subsidiary of Penn Crusher. The purchase price consisted of a combination of $19,500,000 in cash, $4,000,000 in unsecured promissory notes and a post-closing cash payment of $205,000 based on Penn Crusher's consolidated shareholders' equity at December 31, 2002. With respect to the payment of the cash portion of the purchase price and related acquisition costs, we financed $15,000,000 through a $17,000,000 secured credit facility with Penn Crusher as the borrower (the additional $2,000,000 is available for working capital and general corporate purposes, subject to certain limitations). This facility is directly with Penn Crusher, and the lender has no recourse against any K-Tron company other than Penn Crusher and Jeffrey with respect to any amounts borrowed thereunder. Additionally, we borrowed $5,000,000 from a U.S. bank through a K-Tron wholly-owned subsidiary, the repayment of which loan was guaranteed by K-Tron International, and we used these funds to pay part of the purchase price. K-Tron International also issued the $4,000,000 of unsecured promissory notes referred to above.

         As noted above, we incurred substantial debt as a result of the Penn Crusher acquisition, which debt is described in more detail in the Liquidity and Capital Resources section below; however, we expect to have sufficient cash flow to cover all required principal and interest payments and, in particular, Penn Crusher's cash flow should be adequate to cover required principal and interest payments on its secured credit facility.

RESULTS OF OPERATIONS

         For the first three months of 2003 and 2002, K-Tron reported net income of $835,000 and $751,000, respectively.

         We are engaged in one principal business segment - material handling equipment and systems. We operate in two primary geographic locations - North and South America (the "Americas") and Europe, the Middle East, Africa and Asia ("EMEA/Asia"). We derived approximately 44% and 55% of our first quarter of 2003 and 2002 revenues, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. Since we operate globally, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our

Swiss manufacturing facility in currencies other than the Swiss franc. The reduction in the percentage of revenues derived outside of the United States in the first quarter of 2003 as compared to the same period in 2002 was primarily due to the acquisition of Penn Crusher and Jeffrey noted above, since their revenues were mostly derived from within the United States.

         The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

                                                                 Three Months Ended
                                                                 ------------------
                                                         March 29,             March 30,
                                                           2003                  2002
                                                           ----                  ----
Total revenues                                            100.0%                100.0%

Cost of revenues                                           59.7                  57.5
                                                           ----                  ----

Gross profit                                               40.3                  42.5

Selling, general and administrative                        31.0                  31.3

Research and development                                    2.9                   4.2
                                                            ---                   ---

Operating income                                            6.4                   7.0

Interest                                                    1.6                   1.0
                                                            ---                   ---

Income before income taxes                                  4.8%                  6.0%
                                                            ===                   ===

         The following table summarizes our order backlog as of the dates indicated, all adjusted to March 29, 2003 foreign exchange rates:

   (Dollars in Thousands)    March 29, 2003     December 28, 2002      March 30, 2002
                             --------------     -----------------      --------------
Order backlog                   $ 15,530            $   8,637             $ 12,810

         The March 29, 2003 order backlog includes $7,464,000 of order backlog of Penn Crusher and Jeffrey.

         As previously noted, we derive a substantial amount of our revenues from activities in foreign jurisdictions. Consequently, our results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, euro and British pound sterling and, to a lesser degree, the Singapore dollar and other currencies. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, since we typically receive a significant amount of our revenues in currencies other than the U.S. dollar, we generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. In particular, a general weakening of the U.S. dollar against other currencies would positively affect our revenues, gross profit and operating income as expressed in U.S. dollars (provided that the gross profit and operating income numbers from foreign operations are not losses, since in the case of a loss, the effect would be to increase the loss), whereas a general strengthening of the U.S. dollar against such currencies would have the opposite effect.

         In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the Swiss franc/euro and Swiss franc/British pound sterling (for sales from the Company's Swiss manufacturing facility) exchange rates. For the first three months of 2003 and 2002, the changes in certain key exchange rates were as follows:

                                                          Three Months Ended
                                                          ------------------
                                                     March 29,           March 30,
                                                       2003                2002
                                                       ----                ----
Average U.S. dollar equivalent of
 one Swiss franc                                       0.732               0.595
% change vs. prior year                                          23.0%

Average U.S. dollar equivalent of
 one euro                                              1.073               0.876
% change vs. prior year                                          22.5%

Average U.S. dollar equivalent of
 one British pound sterling                            1.602               1.427
% change vs. prior year                                          12.3%

Average Swiss franc equivalent of
 one euro                                              1.466               1.472
% change vs. prior year                                          -0.4%

Average Swiss franc equivalent of
 one British pound sterling                            2.189               2.398
% change vs. prior year                                          -8.7%

         With the acquisition of Penn Crusher and Jeffrey, we are less affected by foreign exchange rates since most of their sales are in U.S. dollars. Nevertheless, more than 40% of our first quarter 2003 revenues were from products manufactured in, and services performed from, our facilities outside the United States, so that we will continue to have significant sensitivity to foreign exchange rate changes.

         Total revenues increased by $6,620,000 or 39.5% in the first quarter of 2003 compared to the same period in 2002. This increase in revenues was primarily attributed to a full quarter of revenues in 2003 from the January 2, 2003 acquisition of Penn Crusher and Jeffrey ($7,261,000) and the positive effect of a weaker U.S. dollar when translating the revenues of foreign operations into U.S. dollars, partially offset by lower revenues in our pre-acquisition businesses due to a weaker global economy with reduced capital equipment spending in many of the industries that we serve. If the average foreign exchange rates for the first quarter of 2002 were applied to the first quarter of 2003, total revenues for 2003 would have increased by $4,822,000 or 28.7% as compared to the first quarter of 2002.

         Gross profit as a percent of total revenues decreased to 40.3% in the first quarter of 2003 from 42.5% for the same period in 2002. The decrease in gross profit was primarily due to geographic and product sales mix and the deterioration in economic conditions discussed above, which led to fixed costs being absorbed over a smaller revenue base.

         Selling, general and administrative (SG&A) expenses increased by $2,013,000 or 38.3% in the first quarter of 2003 compared to the same period in 2002. The increase in SG&A was primarily due to Penn Crusher and Jeffrey, partially offset by lower spending levels. As a percent of total revenues, SG&A was 31.0% in the first quarter of 2003 and 31.3% in the same period in 2002.

         Research and development (R&D) expenditures decreased by $35,000 or 5.0% in the first quarter of 2003 compared to the first quarter of 2002. This decline was due to lower tooling costs partially offset by the translation effects of a weaker U.S. dollar. R&D expense as a percent of total revenues was 2.9% in the first quarter of 2003 and 4.2% for the same period in 2002.

         Interest expense increased by $207,000 or 120% in the first quarter of 2003 compared to the same period in 2002. The increase was due to the debt associated with the Penn Crusher acquisition, partially offset by lower interest costs on other debt as a result of substantial reductions in that debt which were made in the last nine months of 2002.

         Income before income taxes was $1,125,000 in the first quarter of 2003 and $1,005,000 in the same period in 2002. First quarter 2003 income before income taxes improved versus the same period in 2002, primarily as a result of the Penn Crusher acquisition.

         The effective tax rate for the first quarter of 2003 was 25.8% compared to 25.3% for the same period in 2002.

         Our backlog at constant foreign exchange rates increased by 79.8% and 21.2% at the end of the first quarter of 2003 compared to year end 2002 and March 30, 2002, respectively, due to the Penn Crusher acquisition, partially offset by reduced backlog in our other businesses resulting from the very weak capital equipment spending environment that existed during all of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         To finance the Penn Crusher acquisition described earlier, in January 2003 we borrowed $20,000,000 from two U.S. banks, and we also issued $4,000,000 in unsecured promissory notes to the former Penn Crusher stockholders.

         We borrowed $5,000,000 from a U.S. bank through K-Tron's U.S. manufacturing subsidiary, which loan was combined with an outstanding term loan from that bank to that subsidiary and resulted in a $7,333,000 term loan. Monthly principal payments of $83,000 plus interest at a fixed rate of 5.625% on approximately half the loan and at a variable rate of one-month LIBOR plus 1.85% on the other half (3.19% at March 29, 2003) began in February 2003, with the final principal payment of approximately $2,416,000 plus interest being due in January 2008. This loan is secured by substantially all of the assets of the U.S. manufacturing subsidiary and is guaranteed by K-Tron International, Inc.

         Penn Crusher borrowed $15,000,000 from another U.S. bank consisting of an aggregate of $13,500,000 term debt ($10,000,000 with a five-year term and $3,500,000 with a six-year term) and $1,500,000 under a five-year revolving credit facility. Subject to certain conditions, the revolving credit facility provides for up to an additional $2,000,000 of availability. Quarterly term debt principal payments of $400,000 began March 31, 2003 and increase each year by $62,500 per quarter (or $250,000 per year in the aggregate) through December 31, 2007, with final quarterly payments of $750,000 in 2008. Interest is based on one- to six-month LIBOR plus 3% to 3.5%, and the 3% to 3.5% can be reduced to 2% to 2.5% upon meeting certain financial ratios. In January 2003, Penn Crusher entered into an interest rate swap related to the entire $10,000,000 five-year term loan where interest will not exceed 6.11% for the full term of the loan and can be reduced to 5.11% upon meeting certain financial ratios. The interest rates on the $10,000,000 term loan, $3,500,000 term loan and $1,500,000 revolving credit facility were 6.11%, 4.91% and 4.34%, respectively, as of March 29, 2003. The Penn Crusher debt is guaranteed by Jeffrey and secured by substantially all of the assets of Penn Crusher and Jeffrey, but it is not guaranteed by any other K-Tron company.

         In addition, K-Tron International, Inc. issued $4,000,000 of unsecured promissory notes to the former Penn Crusher stockholders as part of the Penn Crusher purchase price, which notes are payable in three equal, annual installments on the second, third and fourth anniversaries of the closing date. Interest at 6% per annum is payable quarterly.

         As stated previously, we expect to have sufficient cash flow to cover all required principal and interest payments on the foregoing debt.

         Our capitalization at the end of the first quarter of 2003 and at the end of fiscal years 2002 and 2001 is set forth below:

                                                     March 29,    December 28,   December 29,
     (Dollars in Thousands)                            2003           2002           2001
                                                       ----           ----           ----
Short-term debt, including current
 portion of long-term debt                           $   3,610    $      2,005   $      2,186
Long-term debt                                          28,809           6,499         12,499
                                                     ---------    ------------   ------------
Total debt                                              32,419           8,504         14,685

Shareholders' equity                                    29,507          28,419         21,561
                                                     ---------    ------------   ------------
Total debt and shareholders' equity                  $  61,926    $     36,923   $     36,246
                                                     =========    ============   ============
 (total capitalization)

Percent total debt to total capitalization                  52%             23%            41%

Percent long-term debt to equity                            98%             23%            58%

Percent total debt to equity                               110%             30%            68%

         Total debt increased by $23,917,000 in the first three months of 2003 ($24,000,000 related to the Penn Crusher acquisition net of a debt reduction in the U.S. of $83,000). At March 29, 2003 and subject to certain conditions, we had $6,000,000 of unused borrowing availability under our U.S. revolving credit agreements and $6,915,000 of unused borrowing availability under our foreign loan agreements.

         At March 29, 2003, working capital was $18,924,000 compared to $14,106,000 at December 28, 2002, and the ratio of current assets to current liabilities at those dates was 1.99 and 1.93, respectively.

         In the first three months of 2003 and 2002, we utilized internally generated funds to meet our working capital needs.

         Net cash provided by operating activities was $1,246,000 in the first three months of 2003 compared to $2,764,000 in the same period of 2002. The decrease in operating cash flow during the first three months of 2003 compared to the same period in 2002 was primarily due to a decrease in accounts payable and accrued expenses and an increase in inventory, partially offset by a decrease in accounts receivable and higher depreciation and amortization.

         Net cash used in investing activities in the first three months of 2003 was primarily for the acquisition of Penn Crusher and capital additions, while in the first quarter of 2002 net cash used in investing activities was primarily for capital additions.

         Cash provided by financing activities in the first three months of 2003 was primarily due to the borrowings related to the Penn Crusher acquisition, while cash used in financing activities in the same period of 2002 was primarily for debt reduction.

         Of the total increase in shareholders' equity of $1,088,000 in the first three months of 2003, $835,000 was from net income, $333,000 was attributable to changes in foreign exchange rates, particularly the strengthening of the Swiss franc and euro versus the U.S. dollar, and $18,000 was from the issuance of common stock, reduced by $98,000 which was an unrealized loss on a derivative, net of taxes.

CONTRACTUAL OBLIGATIONS

         We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Contractual Obligations as reflected in the Liquidity and Capital Resources section of the Management's Discussion and Analysis in the Company's annual report on Form 10-K for the year ended December 28, 2002 (the "2002 Form 10-K"). Refer to Notes 9 and 16 to the consolidated financial statements in the 2002 Form 10-K for additional information on long-term debt and commitments and contingencies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2002 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States and included in the 2002 Form 10-K. The preparation of those financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The significant accounting policies of the Company are described in
Note 2 to the 2002 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in the 2002 Form 10-K. Information concerning our implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the 2002 consolidated financial statements. Otherwise, we did not adopt an accounting policy in the current period that had a material impact on our financial condition, liquidity or results of operations.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," " should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include statements regarding the effect of changes in foreign exchange rates on our business and our ability to repay debt, including in particular the principal and interest payments related to the Penn Crusher acquisition. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.  CONTROLS AND PROCEDURES.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.
         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                     K-TRON INTERNATIONAL, INC.

Date: May 13, 2003               By: /s/ Ronald R. Remick
                                     --------------------
                                     Ronald R. Remick
                                     Senior Vice President & Chief
                                     Financial Officer
                                     (Duly authorized officer and principal
                                     financial officer of the registrant)

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

Date: May 13, 2003                         /s/ Edward B. Cloues, II
                                           ------------------------
                                           Edward B. Cloues, II
                                           Chairman and Chief Executive Officer

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

Date: May 13, 2003                   /s/ Ronald R. Remick
                                     --------------------
                                     Ronald R. Remick
                                     Senior Vice President and Chief
                                     Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------
99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
           to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002