Form 10-Q
period 2003-06-28
K TRON INTERNATIONAL INC
filed 2003-08-06
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2003

                                       OR

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________________ to ________________

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

Yes [ ]                          No [X]

The Registrant had 2,434,354 shares of Common Stock outstanding as of August 6, 2003.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                            Page No.
                                                                                            --------
PART I.                FINANCIAL INFORMATION

       Item 1.        Financial Statements.

                      Consolidated Balance Sheets                                                 1
                      June 28, 2003 and December 28, 2002

                      Consolidated Statements of Income                                           2
                      & Retained Earnings for the Three and Six
                      Months Ended June 28, 2003 and June 29, 2002

                      Consolidated Statements of Cash Flows                                       3
                      for the Six Months Ended June 28, 2003
                      and June 29, 2002

                      Notes to Consolidated Financial Statements                             4 - 11

       Item 2.        Management's Discussion and Analysis                                  12 - 20
                      of Financial Condition and Results of Operations.

       Item 3.        Quantitative and Qualitative Disclosures About                             20
                      Market Risk.

       Item 4.        Controls and Procedures.                                                   20

PART II.              OTHER INFORMATION

        Item 4.       Submission of Matters to a Vote of Security Holders.                       21

        Item 6.       Exhibits and Reports on Form 8-K.                                          21

SIGNATURES                                                                                       22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                                                                  June 28,    December 28,
                                                                                    2003          2002
                                                                                    ----          ----
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $  5,950      $  2,694
     Accounts receivable, net of allowance for
       doubtful accounts of $773 and $716                                           15,389        15,275
     Inventories                                                                    13,698         9,318
     Deferred income taxes                                                             169           169
     Prepaid expenses and other current assets                                       1,550         1,775
                                                                                  --------      --------
          Total current assets                                                      36,756        29,231

PROPERTY, PLANT AND EQUIPMENT, net                                                  25,609        16,170
PATENTS, net                                                                         1,962           767
GOODWILL, net                                                                        2,053         2,053
OTHER INTANGIBLES                                                                    8,982            --
NOTES RECEIVABLE AND OTHER ASSETS                                                    2,216         2,238
                                                                                  --------      --------
          Total assets                                                            $ 77,578      $ 50,459
                                                                                  ========      ========

                      LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                            $  3,471      $  2,005
     Accounts payable                                                                4,995         4,934
     Accrued expenses and other current liabilities                                  7,431         5,845
     Accrued commissions                                                             1,494         1,532
     Customer advances                                                               1,083           809
                                                                                  --------      --------
          Total current liabilities                                                 18,474        15,125

LONG-TERM DEBT, net of current portion                                              27,745         6,499
OTHER NON-CURRENT LIABILITIES                                                          292            --
DEFERRED INCOME TAXES                                                                  416           416
COMMITMENTS AND CONTINGENCIES
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES,
     $.01 par value - authorized 50,000 shares; none issued                             --            --
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized 950,000 shares; none issued           --            --
     Common stock, $.01 par value - authorized 50,000,000 shares;
          issued 4,436,928 shares and 4,433,342 shares                                  44            44
     Paid-in capital                                                                16,737        16,701
     Retained earnings                                                              40,468        38,768
     Accumulated other comprehensive income                                            916           420
                                                                                  --------      --------
                                                                                    58,165        55,933
     Treasury stock, 2,002,574 and 2,002,574 shares - at cost                      (27,514)      (27,514)
                                                                                  --------      --------
          Total shareholders' equity                                                30,651        28,419
                                                                                  --------      --------
          Total liabilities and shareholders' equity                              $ 77,578      $ 50,459
                                                                                  ========      ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                               Three Months Ended           Six Months Ended
                                               ------------------           ----------------
                                             June 28,      June 29,      June 28,      June 29,
                                               2003          2002          2003          2002
                                               ----          ----          ----          ----
REVENUES                                     $22,661       $16,877       $46,059       $33,655

COST OF REVENUES                              13,663         9,683        27,620        19,325
                                             -------       -------       -------       -------
            Gross Profit                       8,998         7,194        18,439        14,330

OPERATING EXPENSES:
    Selling, general & administrative          6,682         5,301        13,947        10,553
    Research and development                     678           586         1,349         1,292
                                             -------       -------       -------       -------
                                               7,360         5,887        15,296        11,845
                                             -------       -------       -------       -------

            Operating Income                   1,638         1,307         3,143         2,485

INTEREST EXPENSE                                 400           129           780           302
                                             -------       -------       -------       -------
            Income before income taxes         1,238         1,178         2,363         2,183

INCOME TAX PROVISION                             373           364           663           618
                                             -------       -------       -------       -------

NET INCOME                                       865           814         1,700         1,565

RETAINED EARNINGS
    Beginning of period                       39,603        36,235        38,768        35,484
                                             -------       -------       -------       -------
    End of period                            $40,468       $37,049       $40,468       $37,049
                                             =======       =======       =======       =======

EARNINGS PER SHARE
    Basic                                    $  0.36       $  0.33       $  0.70       $  0.64
                                             =======       =======       =======       =======
    Diluted                                  $  0.35       $  0.33       $  0.68       $  0.64
                                             =======       =======       =======       =======

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                              ----------------
                                                                                          June 28,        June 29,
                                                                                            2003            2002
                                                                                            ----            ----
OPERATING ACTIVITIES:
   Net income                                                                             $  1,700        $  1,565
   Adjustment to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                       1,457           1,290
         Changes in assets and liabilities:
              Accounts receivable, net                                                       3,338             601
              Inventories                                                                      367           1,131
              Prepaid expenses and other current assets                                        520            (407)
              Other assets                                                                     198            (220)
              Accounts payable                                                              (1,037)            301
              Accrued expenses and other current liabilities                                (1,340)            659
                                                                                          --------        --------
                    Net cash provided by operating activities                                5,203           4,920
                                                                                          --------        --------

INVESTING ACTIVITIES:
   Business acquired, net of cash acquired                                                 (18,988)             --
   Capital expenditures                                                                     (1,769)           (743)
   Other                                                                                        (8)            (34)
                                                                                          --------        --------
                    Net cash used in investing activities                                  (20,765)           (777)
                                                                                          --------        --------

FINANCING ACTIVITIES:
   Net (repayments) borrowing under notes payable to banks                                     236          (1,108)
   Proceeds from issuance of long-term debt                                                 20,000             752
   Principal payments on long-term debt                                                     (1,603)         (1,103)
   Proceeds from issuance of common stock                                                       36               4
                                                                                          --------        --------
                    Net cash provided by (used in) financing activities                     18,669          (1,455)
                                                                                          --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                            149             542
                                                                                          --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    3,256           3,230
                                                                                          --------        --------

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                       2,694           2,214
                                                                                          --------        --------
   End of period                                                                          $  5,950        $  5,444
                                                                                          ========        --------

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 28, 2003
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries ("K-Tron" or the "Company," including in fiscal 2003 the January 2, 2003 Pennsylvania Crusher Corporation acquisition noted below). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made.

         The unaudited financial statements herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 28, 2002 which was previously filed with the Securities and Exchange Commission.

2.       Acquisition

         On January 2, 2003, the Company acquired all of the stock of privately-held Pennsylvania Crusher Corporation. The purchase price paid for the Pennsylvania Crusher Corporation stock was $23.5 million, plus a post-closing adjustment of $205 thousand based on Pennsylvania Crusher Corporation's consolidated shareholders' equity at December 31, 2002. Of this amount, $19.705 million was paid in cash and $4.0 million was in unsecured, promissory notes which are payable in equal, annual installments on January 2 in each of 2005, 2006 and 2007. The excess of the purchase price over the carrying value of the net assets acquired was allocated as follows (in millions): inventory -- $0.3, property, plant & equipment -- $4.7, patents -- $1.3, trademarks and tradenames -- $1.9, and other identified intangibles -- $7.1. Trademarks and tradenames and other identified intangibles are included in other intangibles in the consolidated balance sheet.

         If the acquisition of Pennsylvania Crusher Corporation had occurred at the beginning of fiscal 2002, pro forma K-Tron revenues, net income and diluted earnings per share for the second quarter and first six months ended June 29, 2002 would have been approximately $26.9 million and $51.7 million, $1.5 million and $2.5 million, and $0.62 per share and $1.03 per share, respectively. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition-related items such as depreciation and amortization of property, plant and equipment and identified intangibles, increased interest expense on acquisition debt and the related income tax effects. This unaudited pro forma disclosure is presented for informational purposes only and should not be construed to be indicative of the actual results of operations of the combined companies on the dates for the periods indicated or of the results that may be obtained in the future.

3.       Intangible Assets

                                    Six Months Ended June 28, 2003
                                    ------------------------------
                                             (in thousands)

                                     Gross Carrying   Accumulated
                                         Amount       Amortization
                                     --------------   ------------
Amortized intangible assets
  Patents                                $2,764         $  802
  Drawings                                3,550             57
                                         ------         ------
                                         $6,314         $  859
                                         ======         ======

Unamortized intangible assets
  Trademarks                             $1,890
  Other identifiable intangibles          3,599
                                         ------
                                         $5,489
                                         ======

         The amortized intangible assets are being amortized on the straight-line basis over the expected period of benefits, which is 17 to 25 years. Intangible assets of $10.3 million were acquired during the first quarter of 2003 as part of the acquisition of Pennsylvania Crusher Corporation (see Note 2). Amortization expense in the six-month periods ended June 28, 2003 and June 29, 2002 was $139 thousand and $42 thousand, respectively.

4.       Supplemental Disclosures of Cash Flow Information

         The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

         Cash paid for interest in the six-month periods ended June 28, 2003 and June 29, 2002 was $647 thousand and $352 thousand, respectively, and for income taxes was $228 thousand and a cash refund of $121 thousand, respectively.

5.       Inventories

         Inventories consist of the following:

                                        June 28,             December 28,
                                          2003                   2002
                                          ----                   ----
                                                (in thousands)
Components                              $11,479                 $8,064
Work-in-process                           2,158                  1,151
Finished goods                               61                    103
                                        -------                 ------
                                        $13,698                 $9,318
                                        =======                 ======

6.       Accrued Warranty

         The Company offers a product warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and is included in accrued expenses and other current liabilities. The following is a rollforward of accrued warranty for the six-month periods ended June 28, 2003 and June 29, 2002.

                                              June 28,         June 29,
                                                2003             2002
                                                ----             ----
                                                   (in thousands)
Beginning balance                             $   687          $   662
Accrued warranty of acquired business             553               --
Accrual                                           746              475
Expense                                          (918)            (634)
Foreign exchange adjustment                        13               57
                                              -------          -------
Ending balance                                $ 1,081          $   560
                                              =======          =======

7.       Earnings Per Share

         The Company's basic and diluted earnings per share are calculated as follows:

                                                     For the Three Months Ended June 28, 2003
                                                     ----------------------------------------
                                                Net Income Available
(Dollars and Shares in Thousands                     To Common                               Earnings
except Per Share Data)                             Shareholders           Shares            Per Share
                                                   ------------           ------            ---------
Basic                                                  $ 865               2,433             $ 0.36

           Common Share Equivalent
             of Outstanding Options                       --                  60              (0.01)
                                                       -----              ------             ------
Diluted                                                $ 865               2,493             $ 0.35
                                                       =====              ======              =====

                                                       For the Three Months Ended June 29, 2002
                                                       ----------------------------------------
                                                Net Income Available
(Dollars and Shares in Thousands                    To Common                               Earnings
except Per Share Data)                             Shareholders           Shares            Per Share
                                                   ------------           ------            ---------
Basic                                                  $ 814               2,432             $ 0.33

           Common Share Equivalent
             of Outstanding Options                       --                  36              (0.00)
                                                       -----              ------             ------
Diluted                                                $ 814               2,468             $ 0.33
                                                       =====              ======             ======

                                                       For the Six Months Ended June 28, 2003
                                                       --------------------------------------
                                                Net Income Available
(Dollars and Shares in Thousands                    To Common                               Earnings
except Per Share Data)                             Shareholders           Shares            Per Share
                                                   ------------           ------            ---------
Basic                                                 $1,700               2,433             $ 0.70

           Common Share Equivalent
             of Outstanding Options                       --                  56              (0.02)
                                                      ------              ------             ------
Diluted                                               $1,700               2,489             $ 0.68
                                                      ======              ======             ======

                                                       For the Six Months Ended June 29, 2002
                                                       --------------------------------------
                                                Net Income Available
(Dollars and Shares in Thousands                    To Common                               Earnings
except Per Share Data)                             Shareholders           Shares            Per Share
                                                   ------------           ------            ---------
Basic                                                  $1,565              2,432             $ 0.64

           Common Share Equivalent
             of Outstanding Options                        --                 28              (0.00)
                                                       ------             ------             ------
Diluted                                                $1,565              2,460             $ 0.64
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

8.       Stock-Based Compensation

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require more prominent and frequent disclosures in financial statements. Also, SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has included the interim disclosures prescribed under SFAS No. 148.

         At June 28, 2003, the Company had various stock-based compensation plans as described in Note 11 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 28, 2002. As permitted under SFAS No. 123, as amended by SFAS No. 148, the Company has elected to continue to account for compensation costs using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense has been recognized in net income for stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans.

                                                   Three Months Ended              Six Months Ended
                                                   ------------------              ----------------
                                                  June 28,      June 29,         June 28,     June 29,
(in thousands, except per share)                    2003          2002             2003         2002
                                                    ----          ----             ----         ----
Net income - as reported                            $865          $814            $1,700       $1,565
Net income - pro forma                               794           714             1,561        1,380
Basic earnings per share - as reported              0.36          0.33              0.70         0.64
Basic earnings per share - pro forma                0.33          0.29              0.64         0.57
Diluted earnings per share - as reported            0.35          0.33              0.68         0.64
Diluted earnings per share - pro forma              0.32          0.29              0.63         0.56

9.       Comprehensive Income

         Comprehensive income is the total of net income, the change in the unrealized gain or loss on derivatives, net of tax, and the change in translation adjustments, all for a given period, which are the Company's only non-owner changes in equity. For the three- and six-month periods ending June 28, 2003 and June 29, 2002, the following table sets forth the Company's comprehensive income:

       (in thousands)                          Three Months Ended              Six Months Ended
                                               ------------------              ----------------
                                            June 28,         June 29,      June 28,         June 29,
                                              2003            2002           2003             2002
                                              ----            ----           ----             ----
Net Income                                  $  865           $  814         $1,700           $1,565
Unrealized loss on derivatives,
  net of tax                                   (80)              --           (178)              --
Translation Adjustments                        341            2,181            674            2,092
                                            ------           ------         ------           ------
Comprehensive Income                        $1,126           $2,995         $2,196           $3,657
                                            ======           ======         ======           ======

10.      Management Segment Information

         The Company is engaged in one principal business segment -- material handling equipment and systems. The Company operates in two primary geographic locations, North and South America (the "Americas") and Europe, the Middle East, Africa and Asia ("EMEA/Asia"). For the three and six months ended June 28, 2003 and June 29, 2002, the following tables set forth the Company's segment information:

                                                                 EMEA/           Elimi-           Consoli-
                                             Americas            Asia            nations           dated
                                             --------            ----            -------           -----
                                                                     (in thousands)
THREE MONTHS ENDED
   June 28, 2003
   Revenues
     Sales to unaffiliated customers         $ 13,191          $  9,470         $     --          $ 22,661
     Sales to affiliates                          563               450           (1,013)               --
                                             --------          --------         --------          --------
          Total sales                        $ 13,754          $  9,920         $ (1,013)         $ 22,661
                                             ========          ========         ========          ========

   Operating income                          $  1,135          $    503         $     --          $  1,638
                                             ========          ========         ========
   Interest expense                                                                                   (400)
                                                                                                  --------
   Income before income taxes                                                                     $  1,238
                                                                                                  ========

                                                                 EMEA/           Elimi-           Consoli-
                                             Americas            Asia            nations           dated
                                             --------            ----            -------           -----
                                                                     (in thousands)
THREE MONTHS ENDED
   June 29, 2002
   Revenues
     Sales to unaffiliated customers         $  6,968          $  9,909         $     --          $ 16,877
     Sales to affiliates                          964               493           (1,457)               --
                                             --------          --------         --------          --------
          Total sales                        $  7,932          $ 10,402         $ (1,457)         $ 16,877
                                             ========          ========         ========          ========

   Operating income                          $    631          $    676         $     --          $  1,307
                                             ========          ========         ========
   Interest expense                                                                                   (129)
                                                                                                  --------
   Income before income taxes                                                                     $  1,178
                                                                                                  ========

                                                                 EMEA/           Elimi-           Consoli-
                                             Americas            Asia            nations           dated
                                             --------            ----            -------           -----
                                                                     (in thousands)
SIX MONTHS ENDED
   June 28, 2003
   Revenues
     Sales to unaffiliated customers         $ 26,408          $ 19,651         $     --          $ 46,059
     Sales to affiliates                        1,312             1,018           (2,330)               --
                                             --------          --------         --------          --------
          Total sales                        $ 27,720          $ 20,669         $ (2,330)         $ 46,059
                                             ========          ========         ========          ========

   Operating income                          $  1,808          $  1,354         $    (19)         $  3,143
                                             ========          ========         ========
   Interest expense                                                                                   (780)
                                                                                                  --------
   Income before income taxes                                                                     $  2,363
                                                                                                  ========

                                                                 EMEA/           Elimi-           Consoli-
                                             Americas            Asia            nations           dated
                                             --------            ----            -------           -----
                                                                     (in thousands)
SIX MONTHS ENDED
   June 29, 2002
   Revenues
     Sales to unaffiliated customers         $ 14,540          $ 19,115         $     --          $ 33,655
     Sales to affiliates                        1,912               798           (2,710)               --
                                             --------          --------         --------          --------
          Total sales                        $ 16,452          $ 19,913         $ (2,710)         $ 33,655
                                             ========          ========         ========          ========

   Operating income                          $  1,275          $  1,210         $     --          $  2,485
                                             ========          ========         ========
   Interest expense                                                                                   (302)
                                                                                                  --------
   Income before income taxes                                                                     $  2,183
                                                                                                  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references to the second quarter or first six months of 2003 or 2002 mean the quarter or six-month period ended June 28, 2003 or June 29, 2002, as the case may be.

         On January 2, 2003, we acquired all of the outstanding capital stock of privately-held Pennsylvania Crusher Corporation ("Penn Crusher"). As a result of this purchase, we also acquired Jeffrey Specialty Equipment Corporation ("Jeffrey"), a wholly-owned subsidiary of Penn Crusher. The purchase price consisted of a combination of $19,500,000 in cash, $4,000,000 in unsecured promissory notes and a post-closing cash payment of $205,000 based on Penn Crusher's consolidated shareholders' equity at December 31, 2002. With respect to the payment of the cash portion of the purchase price and related acquisition costs, we financed $15,000,000 through a $17,000,000 secured credit facility with Penn Crusher as the borrower (the additional $2,000,000 is available for working capital and general corporate purposes, subject to certain limitations). This facility is directly with Penn Crusher, and the lender has no recourse against any K-Tron company other than Penn Crusher and Jeffrey with respect to any amounts borrowed thereunder (except to recover the stock of Penn Crusher). Additionally, we borrowed $5,000,000 from a U.S. bank through a K-Tron wholly-owned subsidiary, the repayment of which loan was guaranteed by K-Tron International, and we used these funds to pay part of the purchase price. K-Tron International also issued the $4,000,000 of unsecured promissory notes referred to above.

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

RESULTS OF OPERATIONS

         For the second quarter and first six months of 2003, K-Tron reported net income of $865,000 and $1,700,000, respectively, compared to $814,000 and $1,565,000 for the same periods in 2002.

         We are engaged in one principal business segment - material handling equipment and systems. We operate in two primary geographic locations - North and South America (the "Americas") and Europe, the Middle East, Africa and Asia ("EMEA/Asia"). We derived approximately 43% and 57% of our first six months of 2003 and 2002 revenues, respectively, from products manufactured in, and services performed from, our facilities located outside the

United States, primarily in Europe. Since we operate globally, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc. The reduction in the percentage of our revenues derived from outside the United States in the first six months of 2003 as compared to the same period in 2002 was primarily due to the acquisition of Penn Crusher and Jeffrey noted above, since most of their revenues were derived from within the United States.

         The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.

                                             Three Months Ended                  Six Months Ended
                                             ------------------                  ----------------
                                          June 28,        June 29,           June 28,       June 29,
                                            2003            2002               2003          2002
                                            ----            ----               ----          ----
Total revenues                             100.0%          100.0%             100.0%         100.0%
Cost of revenues                            60.3            57.4               60.0           57.4
                                           -----           -----              -----          -----
Gross profit                                39.7            42.6               40.0           42.6
Selling, general and administrative         29.5            31.4               30.3           31.4
Research and development                     3.0             3.5                2.9            3.8
                                           -----           -----              -----          -----
Operating income                             7.2             7.7                6.8            7.4
Interest                                     1.7             0.7                1.7            0.9
                                           -----           -----              -----          -----
Income before income taxes                   5.5%            7.0%               5.1%           6.5%
                                           =====           =====              =====          =====

         The following table summarizes our order backlog as of the dates indicated, all adjusted to June 28, 2003 foreign exchange rates:

(Dollars in Thousands)                 June 28, 2003            December 28, 2002                June 29, 2002
                                       -------------            -----------------                -------------
Order backlog                             $15,244                     $8,735                        $11,438

         The June 28, 2003 order backlog includes $6,480,000 of order backlog of Penn Crusher and Jeffrey.

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

         In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the Swiss franc/euro and Swiss franc/British pound sterling (for sales from the Company's Swiss manufacturing facility) exchange rates. For the second quarter and first six months of 2003 and 2002, the changes in certain key exchange rates were as follows:

                                                            Three Months Ended                     Six Months Ended
                                                            ------------------                     ----------------
                                                        June 28,          June 29,            June 28,          June 29,
                                                          2003              2002                2003              2002
                                                          ----              ----                ----              ----
Average U.S. dollar equivalent of
one Swiss franc                                          0.749             0.631               0.740             0.613
% change vs. prior year                                           +18.7%                               +20.7%

Average U.S. dollar equivalent of
one euro                                                 1.138             0.924               1.106             0.900
% change vs. prior year                                           +23.2%                               +22.9%

Average U.S. dollar equivalent of
one British pound sterling                               1.619             1.465               1.611             1.446
% change vs. prior year                                           +10.5%                               +11.4%

Average Swiss franc equivalent of
 one euro                                                1.519             1.464               1.495             1.468
% change vs. prior year                                            +3.8%                               + 1.8%

Average Swiss franc equivalent of
 one British pound sterling                              2.162             2.322               2.177             2.360
% change vs. prior year                                            -6.9%                               - 7.8%

         With the acquisition of Penn Crusher and Jeffrey, we are less affected by foreign exchange rates since most of their sales are in U.S. dollars. Nevertheless, more than 40% of our revenues in the first six months of 2003 were from products manufactured in, and services performed from, our facilities outside the United States, so that we will continue to have significant sensitivity to foreign exchange rate changes.

         Total revenues increased by $5,784,000 or 34.3% in the second quarter of 2003 and by $12,404,000 or 36.9% in the first six months of 2003 compared to the same periods in 2002. This increase in revenues was primarily attributable to a full six months of revenues in 2003 from the January 2, 2003 acquisition of Penn Crusher and Jeffrey ($7,650,000 from Penn Crusher and Jeffrey for the second quarter and $14,911,000 for the first six months of 2003) and the positive effect of a weaker U.S. dollar when translating the revenues of foreign operations into U.S. dollars, partially offset by lower revenues in our pre-acquisition feeder and pneumatic conveying businesses due to a generally weaker global economy, the war in Iraq and the outbreak of the SARS illness. These factors contributed to reduced spending for industrial capital equipment in many of the industries that we serve. The favorable impact of foreign currency translation accounted for 8.5% of the revenue increase for the second quarter and 9.6% for the six months of 2003 compared to the same periods in 2002.

         Gross profit as a percent of total revenues decreased to 39.7% in the second quarter of 2003 and 40.0% in the first six months of 2003 from 42.6% for the same periods in 2002. These decreases in gross profit were primarily due to geographic and product sales mix and the weaknesses in capital equipment spending described above, which led to fixed costs being absorbed over a smaller revenue base.

         Selling, general and administrative (SG&A) expenses increased by $1,381,000 or 26.1% in the second quarter of 2003 and by $3,394,000 or 32.2% in the first six months of 2003 compared to the same periods in 2002. These increases in SG&A were primarily due to the addition of Penn Crusher and Jeffrey and the effect of a weaker U.S. dollar, partially offset by lower spending levels. As a percent of total revenues, SG&A was 29.5% in the second quarter and 30.3% in the first six months of 2003 compared to 31.4% in the same periods in 2002.

         Research and development (R&D) expenditures increased by $92,000 or 15.7% in the second quarter of 2003 and by $57,000 or 4.4% in the first six months of 2003 compared to the same periods in 2002. These increases in R&D were primarily due to the effect of a weaker U.S. dollar, partially offset by lower tooling costs in 2003. R&D expense as a percent of total revenues was 3.0% in the second quarter of 2003 and 2.9% in the first six months of 2003 compared to 3.5% and 3.8% for the same periods in 2002.

         Interest expense increased by $271,000 or 210% in the second quarter of 2003 and by $478,000 or 158% in the first six months of 2003 compared to the same periods in 2002. These increases reflected the substantial debt incurred in connection with the Penn Crusher acquisition, partially offset by lower interest costs on other debt as a result of significant reductions in that debt which were made in the last nine months of 2002.

         Income before income taxes was $865,000 in the second quarter of 2003 and $1,700,000 in the first six months of 2003 compared to $814,000 and $1,565,000 for the same periods in 2002. Income before income taxes improved versus the same periods in 2002, primarily as a result of the Penn Crusher acquisition.

         The effective tax rate for the second quarter and first six months of 2003 was 30.1% and 28.1%, respectively, compared to 30.9% and 28.3% for the same periods in 2002.

         Our backlog at constant foreign exchange rates increased by 74.5% and 33.3% at the end of the second quarter of 2003 compared to December 28, 2002 and June 29, 2002, respectively, due to the Penn Crusher acquisition, partially offset in the comparison to June 29, 2002 by reduced backlog in our other businesses resulting from the very weak environment for industrial capital equipment spending that existed during the second half of 2002 and the first half of 2003 in many of the industries that we serve.

LIQUIDITY AND CAPITAL RESOURCES

         To finance the Penn Crusher acquisition described earlier, in January 2003 we borrowed $20,000,000 from two U.S. banks, and we also issued $4,000,000 in unsecured promissory notes to the former Penn Crusher stockholders.

         We borrowed $5,000,000 from a U.S. bank through K-Tron's U.S. manufacturing subsidiary, which loan was combined with an outstanding term loan from that bank to that subsidiary and resulted in a $7,333,000 term loan. Monthly principal payments of $83,000 plus interest at a fixed rate of 5.625% on approximately half the loan and at a variable rate of one-month LIBOR plus 1.85% on the other half (3.17% at June 28, 2003) began in February 2003, with the final principal payment of approximately $2,416,000 plus interest being due in January 2008. This loan is secured by substantially all of the assets of the U.S. manufacturing subsidiary and is guaranteed by K-Tron International, Inc.

         Penn Crusher borrowed $15,000,000 from another U.S. bank consisting of an aggregate of $13,500,000 term debt ($10,000,000 with a five-year term and $3,500,000 with a six-year term) and $1,500,000 under a five-year revolving credit facility. Subject to certain conditions, the revolving credit facility provides for up to an additional $2,000,000 of availability. Quarterly term debt principal payments of $400,000 began March 31, 2003 and increase each year by $62,500 per quarter (or $250,000 per year in the aggregate) through December 31, 2007, with final quarterly payments of $750,000 in 2008. Interest is based on one- to six-month LIBOR plus 3% to 3.5%, and the 3% to 3.5% can be reduced to 2% to 2.5% upon meeting certain financial ratios. In January 2003, Penn Crusher entered into an interest rate swap related to the entire $10,000,000 five-year term loan where interest will not exceed 6.11% for the full term of the loan and can be reduced to 5.11% upon meeting certain financial ratios. The interest rates on the $10,000,000 term loan, $3,500,000 term loan and $1,500,000 revolving credit facility were 6.11%, 4.91% and 4.34%, respectively, as of June 28, 2003. The Penn Crusher debt is guaranteed by Jeffrey and secured by substantially all of the assets of Penn Crusher and Jeffrey, but it is not guaranteed by any other K-Tron company (except by a non-recourse pledge of the stock of Penn Crusher).

         In addition, K-Tron International, Inc. issued $4,000,000 of unsecured promissory notes to the former Penn Crusher stockholders as part of the Penn Crusher purchase price, which notes are payable in three equal, annual installments on the second, third and fourth anniversaries of the closing date. Interest at 6% per annum is payable quarterly.

         As stated previously, we expect to have sufficient cash flow to cover all required principal and interest payments on the foregoing debt as well as on K-Tron's other indebtedness for money borrowed.

         Our capitalization at the end of the second quarter of 2003 and at the end of fiscal years 2002 and 2001 is set forth below:

                                                   June 28,       December 28,     December 29,
        (Dollars in Thousands)                       2003             2002             2001
                                                     ----             ----             ----
Short-term debt, including current
  portion of long-term debt                        $ 3,471          $ 2,005          $ 2,186
Long-term debt                                      27,745            6,499           12,499
                                                   -------          -------          -------
Total debt                                          31,216            8,504           14,685

Shareholders' equity                                30,651           28,419           21,561
                                                   -------          -------          -------
Total debt and shareholders' equity                $61,867          $36,923          $36,246
  (total capitalization)
                                                   =======          =======          =======

Percent total debt to total capitalization              50%              23%              41%

Percent long-term debt to equity                        91%              23%              58%

Percent total debt to equity                           102%              30%              68%

         Total debt increased by $22,712,000 in the first six months of 2003 ($24,000,000 related to the Penn Crusher acquisition net of debt repayments of $1,367,000 and a $79,000 increase due to the effect of the weaker U.S. dollar on the translation of our foreign debt). At June 28, 2003 and subject to certain conditions, we had $5,775,000 of unused borrowing availability under our U.S. loan agreements and $7,012,000 of unused borrowing availability under our foreign loan agreements.

         At June 28, 2003, working capital was $18,282,000 compared to $14,106,000 at December 28, 2002, and the ratio of current assets to current liabilities at those dates was 1.99 and 1.93, respectively. The increase in working capital was primarily due to the Penn Crusher acquisition.

         In the first six months of 2003 and 2002, we utilized internally generated funds to meet our working capital needs.

         Net cash provided by operating activities was $5,203,000 in the first six months of 2003 compared to $4,920,000 in the same period of 2002. The increase in operating cash flow during the first six months of 2003 compared to the same period in 2002 was primarily due to an increase in net income and depreciation and amortization with net changes in assets and liabilities being approximately the same.

         Net cash used in investing activities in the first six months of 2003 was primarily for the acquisition of Penn Crusher and capital additions, while in the first six months of 2002 net cash used in investing activities was primarily for capital additions.

         Cash provided by financing activities in the first six months of 2003 was primarily due to the borrowings related to the Penn Crusher acquisition net of debt reduction, while cash used in financing activities in the same period of 2002 was primarily for debt reduction.

         Of the total increase in shareholders' equity of $2,232,000 in the first six months of 2003, $1,700,000 was from net income, $674,000 was from changes in foreign exchange rates, particularly the strengthening of the Swiss franc and euro versus the U.S. dollar, and $36,000 was from the issuance of common stock related to the exercise of stock options, reduced by $178,000 which was an unrealized loss net of taxes on an interest rate swap.

CONTRACTUAL OBLIGATIONS

         We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management's Discussion and Analysis in the Company's annual report on Form 10-K for the year ended December 28, 2002 (the "2002 Form 10-K"). Refer to Notes 9 and 16 to the consolidated financial statements in the 2002 Form 10-K for additional information on long-term debt and commitments and contingencies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2002 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our 2002 Form 10-K. The preparation of those financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         The significant accounting policies of the Company are described in
Note 2 to the 2002 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in our 2002 Form 10-K. Information concerning our implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the 2002 consolidated financial statements. Otherwise, we did not adopt an accounting policy in the current period that had a material impact on our financial condition, liquidity or results of operations.

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

         A wide range of factors could materially affect our future performance and financial and competitive position, including the following: (i) increasing price and product/service competition by domestic and foreign competitors, including new entrants; (ii) the mix of products/services sold by us; (iii) rapid technological changes and developments and our ability to continue to introduce competitive new products on a timely and cost-effective basis; (iv) changes in U.S. and global financial and currency markets, including significant interest rate and foreign currency exchange rate fluctuations; (v) protection and validity of patent and other intellectual property rights held by us and our competitors; (vi) the cyclical nature of our business as a capital goods supplier; (vii) possible future litigation and governmental proceedings; (viii) the availability of financing and financial resources in the amounts, at the times and on the terms required to support our future business, including capacity expansions and possible acquisitions; (ix) the loss of key customers, employees or suppliers; (x) the failure to carry out marketing and sales plans;
(xi) the failure to integrate acquired businesses without substantial costs, delays or other operational or financial problems; (xii) economic, business and regulatory conditions and changes which may affect the level of new investments and purchases made by customers, including general economic and business conditions that are less favorable than expected; (xiii) domestic and international political, economic and health conditions, including wars such as the Iraq war and the outbreak of diseases such as the SARS illness, which may disrupt the global economy or important regional economies; and (xiv) the outcome of any legal proceeding in which we are involved.

         This list of factors that may affect our future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  Not applicable

ITEM 4.  CONTROLS AND PROCEDURES.

         (a)      Evaluation of Disclosure Controls and Procedures

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

         (b)      Change in Internal Control over Financial Reporting

         No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The Annual Meeting of Shareholders of the Company was held on May 16, 2003.

     (b) Not applicable

     (c) Shareholders of the Company were asked to vote on a proposal to elect one Class II director. The Board of Directors nominated Robert A. Engel as the Class II director. There were no other nominations. Mr. Engel was then elected as the Class II director, with the result of the vote being as follows:

                                   Number of Votes
                                   ---------------
                               For                  Withheld
                               ---                  --------
Robert A. Engel             2,166,979                22,834

         Directors are elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         10.1 Amendment No. 1 dated May 12, 2003 to Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent

         99.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         99.3 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.4 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

         Current Report on Form 8-K dated April 17, 2003 and filed with the Securities and Exchange Commission on April 21, 2003 reporting first quarter 2003 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          K-TRON INTERNATIONAL, INC.

Date: August 6, 2003                  By: /s/ Ronald R. Remick
                                          --------------------
                                          Ronald R. Remick
                                          Senior Vice President & Chief
                                          Financial Officer
                                          (Duly authorized officer and principal
                                          financial officer of the registrant)

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

                                  EXHIBIT INDEX

Exhibit
Number                                          Description
-------                                         -----------
 10.1              Amendment No. 1 dated May 12, 2003 to Credit Agreement dated January
                   3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent

 99.1              Certification of Chief Executive Officer pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002

 99.2              Certification of Chief Financial Officer pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002

 99.3              Certification of Chief Executive Officer pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002

 99.4              Certification of Chief Financial Officer pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002