Form 10-Q
period 2003-09-27
K TRON INTERNATIONAL INC
filed 2003-11-10
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the quarterly period ended September 27, 2003

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ____________________

                          Commission file number 0-9576
                                                 ------

                           K-TRON INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 New Jersey                                      22-1759452
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation         (I.R.S. Employer Identification #)
            or Organization)

Routes 55 & 553, P.O. Box 888, Pitman, New Jersey                08071-0888
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code    (856) 589-0500
                                                   -----------------------------
                                 Not Applicable
--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
     ---        ---


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    No  X
   ---    ---

The Registrant had 2,443,354 shares of Common Stock outstanding as of November 10, 2003.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                          Page No.
                                                                                          --------
PART I                FINANCIAL INFORMATION


             Item 1   Financial Statements.

                      Consolidated Balance Sheets                                             1
                      September 27, 2003 (Unaudited) and December 28, 2002

                      Consolidated Statements of Income                                       2
                      & Retained Earnings (Unaudited) for the Three and Nine
                      Months Ended September 27, 2003 and September 28, 2002

                      Consolidated Statements of Cash Flows (Unaudited)                       3
                      for the Nine Months Ended September 27, 2003
                      and September 28, 2002

                      Notes to Consolidated Financial Statements                         4 - 11

             Item 2   Management's Discussion and Analysis                              12 - 20
                      of Financial Condition and Results of Operations

             Item 3   Quantitative and Qualitative Disclosures About                         20
                      Market Risk

             Item 4   Controls and Procedures.                                               20


PART II               OTHER INFORMATION


             Item 6   Exhibits and Reports on Form 8-K.                                      21

SIGNATURES                                                                                   22


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                                (Unaudited)
                                                                                September 27,    December 28,
                                                                                    2003            2002
                                                                                    ----            ----
                        ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                    $  6,609      $  2,694
      Accounts receivable, net of allowance for
        doubtful accounts of $729 and $716                                           15,080        15,275
      Inventories                                                                    12,996         9,318
      Deferred income taxes                                                             169           169
      Prepaid expenses and other current assets                                       1,645         1,775
                                                                                   --------      --------
             Total current assets                                                    36,499        29,231
PROPERTY, PLANT AND EQUIPMENT, net                                                   25,867        16,170
PATENTS, net                                                                          1,941           767
GOODWILL, net                                                                         2,053         2,053
OTHER INTANGIBLES, net                                                                8,946            --
NOTES RECEIVABLE AND OTHER ASSETS                                                     2,078         2,238
                                                                                   --------      --------
             Total assets                                                          $ 77,384      $ 50,459
                                                                                   ========      ========
                        LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current portion of long-term debt                                            $  3,047      $  2,005
      Accounts payable                                                                4,380         4,934
      Accrued expenses and other current liabilities                                  8,053         5,845
      Accrued commissions                                                             1,613         1,532
      Customer advances                                                               1,176           809
                                                                                   --------      --------
             Total current liabilities                                               18,269        15,125
LONG-TERM DEBT, net of current portion                                               26,624         6,499
OTHER NON-CURRENT LIABILITIES                                                           202            --
DEFERRED INCOME TAXES                                                                   416           416
COMMITMENTS AND CONTINGENCIES
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES,
      $.01 par value - authorized 50,000 shares; none issued                             --            --
SHAREHOLDERS' EQUITY:
      Preferred stock, $.01 par value - authorized 950,000 shares; none issued           --            --
      Common stock, $.01 par value - authorized 50,000,000 shares;
             issued 4,445,928 shares and 4,433,342 shares                                44            44
      Paid-in capital                                                                16,861        16,701
      Retained earnings                                                              41,378        38,768
      Accumulated other comprehensive income                                          1,104           420
                                                                                   --------      --------
                                                                                     59,387        55,933
      Treasury stock, 2,002,574 shares - at cost                                    (27,514)      (27,514)
                                                                                   --------      --------
             Total shareholders' equity                                              31,873        28,419
                                                                                   --------      --------
             Total liabilities and shareholders' equity                            $ 77,384      $ 50,459
                                                                                   ========      ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                                       Three Months Ended               Nine Months Ended
                                                  ------------------------------    -----------------------------
                                                  September 27,    September 28,    September 27,   September 28,
                                                      2003             2002             2003             2002
                                                    -------          -------          -------          -------
REVENUES                                            $22,158          $16,905          $68,217          $50,560
COST OF REVENUES                                     12,988            9,969           40,608           29,294
                                                    -------          -------          -------          -------
                Gross Profit                          9,170            6,936           27,609           21,266
OPERATING EXPENSES:
     Selling, general & administrative                6,761            5,057           20,708           15,610
     Research and development                           615              603            1,964            1,895
                                                    -------          -------          -------          -------
                                                      7,376            5,660           22,672           17,505
                                                    -------          -------          -------          -------
                Operating Income                      1,794            1,276            4,937            3,761
INTEREST EXPENSE                                        429              104            1,209              406
                                                    -------          -------          -------          -------
                Income before income taxes            1,365            1,172            3,728            3,355
INCOME TAX PROVISION                                    455              336            1,118              954
                                                    -------          -------          -------          -------
NET INCOME                                              910              836            2,610            2,401
RETAINED EARNINGS
     Beginning of period                             40,468           37,049           38,768           35,484
                                                    -------          -------          -------          -------
     End of period                                  $41,378          $37,885          $41,378          $37,885
                                                    =======          =======          =======          =======
EARNINGS PER SHARE
     Basic                                          $  0.37          $  0.34          $  1.07          $  0.99
                                                    =======          =======          =======          =======
     Diluted                                        $  0.36          $  0.34          $  1.05          $  0.97
                                                    =======          =======          =======          =======





                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                            -------------------------------
                                                                                            September 27,     September 28,
                                                                                                2003               2002
                                                                                                ----               ----
OPERATING ACTIVITIES:
    Net income                                                                                $  2,610           $  2,401
    Adjustment to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                                        2,167              2,109
            Changes in assets and liabilities:
                   Accounts receivable, net                                                      3,675                845
                   Inventories                                                                   1,092              1,298
                   Prepaid expenses and other current assets                                       431               (483)
                   Other assets                                                                    311                (91)
                   Accounts payable                                                             (1,728)               163
                   Accrued expenses and other current liabilities                                 (464)             1,324
                                                                                              --------           --------
                          Net cash provided by operating activities                              8,094              7,566
                                                                                              --------           --------
INVESTING ACTIVITIES:
    Business acquired, net of cash acquired                                                    (18,988)                --
    Capital expenditures                                                                        (2,611)            (1,594)
    Other                                                                                          (21)               (51)
                                                                                              --------           --------
                          Net cash used in investing activities                                (21,620)            (1,645)
                                                                                              --------           --------
FINANCING ACTIVITIES:
    Net repayments under notes payable to banks                                                   (342)            (1,677)
    Proceeds from issuance of long-term debt                                                    20,000                752
    Principal payments on long-term debt                                                        (2,583)            (4,263)
    Proceeds from issuance of common stock                                                         160                  4
                                                                                              --------           --------
                          Net cash provided by (used in) financing activities                   17,235             (5,184)
                                                                                              --------           --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                                               206                289
                                                                                              --------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        3,915              1,026
                                                                                              --------           --------
CASH AND CASH EQUIVALENTS
    Beginning of period                                                                          2,694              2,214
                                                                                              --------           --------
    End of period                                                                             $  6,609           $  3,240
                                                                                              ========           ========



                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 27, 2003
                                   (Unaudited)


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

2.    Acquisition

      On January 2, 2003, the Company acquired all of the stock of privately-held Pennsylvania Crusher Corporation. The purchase price paid for the Pennsylvania Crusher Corporation stock was $23.5 million, plus a post-closing adjustment of $205 thousand based on Pennsylvania Crusher Corporation's consolidated shareholders' equity at December 31, 2002. Of this amount, $19.705 million was paid in cash and $4.0 million was in unsecured promissory notes which are payable in equal, annual installments on January 2 in each of 2005, 2006 and 2007. The excess of the purchase price over the carrying value of the net assets acquired was allocated as follows (in millions): inventory -- $0.3, property, plant & equipment -- $4.7, patents -- $1.3, trademarks and tradenames -- $1.9, and other identified intangibles -- $7.1. Trademarks and tradenames and other identified intangibles are included in other intangibles in the consolidated balance sheet.

      If the acquisition of Pennsylvania Crusher Corporation had occurred at the beginning of fiscal 2002, pro forma K-Tron revenues, net income and diluted earnings per share for the third quarter and first nine months ended September 28, 2002 would have been approximately $25.7 million and $77.4 million, $1.3 million and $3.8 million, and $0.51 per share and $1.53 per share, respectively. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition-related items such as depreciation and amortization of property, plant and equipment and identified intangibles, increased interest expense on acquisition debt and the related income tax effects. This unaudited pro forma disclosure is presented for informational purposes only and should not be construed to be indicative of the actual results of operations of the combined companies for the periods indicated or of the results that may be obtained in the future.

3.    New Accounting Pronouncements

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material impact on the Company's consolidated financial position or results of operations.

4.    Intangible Assets

                                            September 27, 2003                December 28, 2002
                                        ---------------------------      ----------------------------
                                         Gross                            Gross
                                        Carrying       Accumulated       Carrying       Accumulated
                                         Amount        Amortization       Amount       Amortization
                                         ------        ------------       ------       ------------
Amortized intangible assets
  Patents                                 $2,777          $  836          $1,486          $  719
  Drawings                                 3,550              93              --              --
                                                          ------          ------          ------
                                          $6,327          $  929          $1,486          $  719
                                          ======          ======          ======          ======

Unamortized intangible assets

  Trademarks                              $1,890                          $   --
  Other identifiable intangibles           3,599                              --
                                          ------                          ------
                                          $5,489                          $   --
                                          ======                          ======

      The amortized intangible assets are being amortized on the straight-line basis over the expected period of benefits, which is 17 to 25 years. Intangible assets of $10.3 million were acquired during the first quarter of 2003 as part of the acquisition of Pennsylvania Crusher Corporation (see Note 2). Amortization expense in the nine-month periods ended September 27, 2003 and September 28, 2002 was $210 thousand and $64 thousand, respectively.

5.    Supplemental Disclosures of Cash Flow Information

      The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

      Cash paid for interest in the nine-month periods ended September 27, 2003 and September 28, 2002 was $1.096 million and $434 thousand, respectively, and for income taxes was $352 thousand and a cash refund of $116 thousand, respectively.

6.    Inventories

            Inventories consist of the following:

                      September 27,    December 28,
                          2003             2002
                          ----             ----
                              (in thousands)
Components               $11,226          $ 8,064
Work-in-process            1,706            1,151
Finished goods                64              103
                         -------          -------
                         $12,996          $ 9,318
                         =======          =======

7.    Accrued Warranty

      The Company offers a product warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and is included in accrued expenses and other current liabilities. The following is a rollforward of accrued warranty for the nine-month period ended September 27, 2003 and year ended December 28, 2002.

                                            September 27,       December 28,
                                                 2003              2002
                                                 ----              ----
                                                    (in thousands)
Beginning balance                              $   687           $   662
Accrued warranty of acquired business              553                --
Accrual                                            903             1,151
Expense                                         (1,058)           (1,216)
Foreign exchange adjustment                         16                90
                                               -------           -------
Ending balance                                 $ 1,101           $   687
                                               =======           =======

8.    Long-Term Debt

      Long-term debt consists of the following:

                                                        September 27,     December 28,
                                                            2003               2002
                                                            ----               ----
                                                               (in thousands)
U.S. mortgage, interest at 6.45%                          $  2,090           $  2,197
U.S. lines of credit, interest at 3.75% to 4.19%             1,135                 --
U.S. term facilities, interest at 2.96% to 6.11%            18,967              2,188
Unsecured notes payable, interest at 6%                      4,000                 --
Swiss facilities, interest at 1.7% to 3.5%                   2,606              2,697
Other                                                          873              1,422
                                                          --------           --------
                                                          $ 29,671           $  8,504

Less current portion                                        (3,047)            (2,005)
                                                          --------           --------
                                                          $ 26,624           $  6,499
                                                          ========           ========

      The above long-term debt should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the third quarter ended September 27, 2003, which describes the January 2, 2003 financing for the acquisition of Pennsylvania Crusher Corporation.

9.    Earnings Per Share

      The Company's basic and diluted earnings per share are calculated as follows:




                                         For the Three Months Ended September 27, 2003
                                         ---------------------------------------------
(Dollars and Shares in Thousands
except Per Share Data)                   Net Income Available
                                               To Common                      Earnings
                                             Shareholders      Shares        Per Share
                                             ------------      ------        ---------

Basic                                           $ 910          2,439          $0.37

      Common Share Equivalent
        of Outstanding Options                     --             69          (0.01)
                                                -----          -----          -----
Diluted                                         $ 910          2,508          $0.36
                                                =====          =====          =====

                                 For the Three Months Ended September 28, 2002
                                 ---------------------------------------------
(Dollars and Shares in
Thousands except Per Share      Net Income Available
Data)                               To Common                      Earnings
                                  Shareholders     Shares          Per Share
                                  ------------     ------          ---------
Basic                                $ 836          2,432          $   0.34

   Common Share Equivalent              --             36             (0.00)
      of Outstanding Options         -----          -----             -----
                                     $ 836          2,468          $   0.34
Diluted                              =====          =====             =====



                                 For the Nine Months Ended September 27, 2003
                                 --------------------------------------------
(Dollars and Shares in
Thousands except Per Share
Data)                           Net Income Available
                                   To Common                       Earnings
                                  Shareholders      Shares        Per Share
                                  ------------      ------        ---------
Basic                                $2,610           2,434          $1.07

      Common Share Equivalent
          of Outstanding Options         --              60          (0.02)
                                     ------          ------          -----
Diluted                              $2,610           2,494          $1.05
                                     ======          ======          =====


                                  For the Nine Months Ended September 28, 2002
                                  --------------------------------------------
(Dollars and Shares
in Thousands except Per Share    Net Income Available
Data)                              To Common                        Earnings
                                  Shareholders        Shares        Per Share
                                  ------------        ------        ---------
Basic                                $2,401           2,432          $0.99
     Common Share Equivalent
        of Outstanding Options           --              31          (0.02)
                                     ------          ------          -----
Diluted                              $2,401           2,463          $0.97
                                     ======          ======          =====


      Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during a given time period. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

10.   Stock-Based Compensation

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

      At September 27, 2003, the Company had various stock-based compensation plans as described in Note 11 to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 28, 2002. As permitted under SFAS No. 123, as amended by SFAS No. 148, the Company has elected to continue to account for compensation costs using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense has been recognized in net income for stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plans.

(in thousands, except per share)                        Three Months Ended                   Nine Months Ended
                                                  -----------------------------         -----------------------------
                                                   Sept. 27,         Sept. 28,           Sept. 27,          Sept. 28,
                                                     2003              2002                2003               2002
                                                     ----              ----                ----               ----
Net income - as reported                          $     910          $     836          $   2,610          $   2,401
Net income - pro forma                                  871                752              2,432              2,133
Basic earnings per share - as reported                 0.37               0.34               1.07               0.99
Basic earnings per share - pro forma                   0.36               0.31               1.00               0.88
Diluted earnings per share - as reported               0.36               0.34               1.05               0.97
Diluted earnings per share - pro forma                 0.35               0.30               0.98               0.87

11.   Comprehensive Income

      Comprehensive income is the total of net income, the change in the unrealized gain or loss on the Company's interest rate swap, net of tax, and the change in foreign currency translation adjustments, all for a given period, which are the Company's only non-owner changes in equity. For the three- and nine-month periods ending September 27, 2003 and September 28, 2002, the following table sets forth the Company's comprehensive income:

(in thousands)                                Three Months Ended                Nine Months Ended
                                         --------------------------         ----------------------------
                                         Sept. 27,         Sept. 28,        Sept. 27,          Sept. 28,
                                            2003             2002              2003              2002
                                          -------          -------           -------           -------

Net Income                                $   910          $   836           $ 2,610           $ 2,401
Unrealized gain (loss) on
  interest rate swap, net of tax               56               --              (122)               --
Foreign currency translation
  adjustments                                 132             (143)              806             1,949
                                          -------          -------           -------           -------
Comprehensive Income                      $ 1,098          $   693           $ 3,294           $ 4,350
                                          =======          =======           =======           =======

12.   Management Segment Information

      The Company is engaged in one principal business segment -- material handling equipment and systems. The Company operates in two primary geographic locations, North and South America (the "Americas") and Europe, the Middle East, Africa and Asia ("EMEA/Asia"). For the three and nine months ended September 27, 2003 and September 28, 2002, the following tables set forth the Company's segment information:

                                                                    EMEA/             Elimi-             Consoli-
                                              Americas              Asia              nations             dated
                                              --------              ----              -------             -----
                                                                         (in thousands)
THREE MONTHS ENDED
    September 27, 2003
    Revenues
      Sales to unaffiliated customers          $ 14,391           $  7,767           $     --           $ 22,158
      Sales to affiliates                           806                605             (1,411)                --
                                               --------           --------           --------           --------
             Total sales                       $ 15,197           $  8,372           $ (1,411)          $ 22,158
                                               ========           ========           ========           ========
    Operating income (loss)                    $  1,992           $   (208)          $     10           $  1,794
                                               ========           ========           ========
    Interest expense                                                                                        (429)
                                                                                                        --------
    Income before income taxes                                                                          $  1,365
                                                                                                        ========


                                                                  EMEA/            Elimi-           Consoli-
                                               Americas           Asia             nations           dated
                                               --------           ----             -------           -----
                                                                     (in thousands)
THREE MONTHS ENDED
    September 28, 2002
    Revenues
      Sales to unaffiliated customers          $ 6,591           $10,314          $    --           $16,905
      Sales to affiliates                          837               585           (1,422)               --
                                               -------           -------          -------           -------
             Total sales                       $ 7,428           $10,899          $(1,422)          $16,905
                                               =======           =======          =======           =======

    Operating income                           $   118           $ 1,118          $    40           $ 1,276
                                               =======           =======          =======
    Interest expense                                                                                   (104)
                                                                                                    -------
    Income before income taxes                                                                      $ 1,172
                                                                                                    =======


                                                                   EMEA/           Elimi-           Consoli-
                                               Americas            Asia            nations           dated
                                               --------            ----            -------           -----
                                                                     (in thousands)

NINE MONTHS ENDED
    September 27, 2003
    Revenues

      Sales to unaffiliated customers          $ 40,799         $ 27,418         $     --          $ 68,217
      Sales to affiliates                         2,118            1,623           (3,741)               --
                                               --------         --------          --------         --------
             Total sales                       $ 42,917         $ 29,041         $ (3,741)         $ 68,217
                                               ========         ========         ========          ========

    Operating income                           $  3,800         $  1,146         $     (9)         $  4,937
                                               ========         ========         ========
    Interest expense                                                                                 (1,209)
                                                                                                   --------
    Income before income taxes                                                                     $  3,728
                                                                                                   ========

                                                                 EMEA/             Elimi-           Consoli-
                                               Americas          Asia              nations           dated
                                               --------          ----              -------           -----
                                                                   (in t  housands)
NINE MONTHS ENDED
    September 28, 2002
    Revenues

      Sales to unaffiliated customers          $ 21,131         $ 29,429         $     --          $ 50,560
      Sales to affiliates                         2,749            1,383           (4,132)               --
                                               --------         --------         --------          --------
             Total sales                       $ 23,880         $ 30,812         $ (4,132)         $ 50,560
                                               ========         ========         ========          ========

    Operating income                           $  1,393         $  2,328         $     40          $  3,761
                                               ========         ========         ========
    Interest expense                                                                                   (406)
                                                                                                   --------
    Income before income taxes                                                                     $  3,355
                                                                                                   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references to the third quarter or first nine months of 2003 or 2002 mean the quarter or nine-month period ended September 27, 2003 or September 28, 2002, as the case may be.

      On January 2, 2003, we acquired all of the outstanding capital stock of privately-held Pennsylvania Crusher Corporation ("Penn Crusher"). As a result of this purchase, we also acquired Jeffrey Specialty Equipment Corporation ("Jeffrey"), a wholly-owned subsidiary of Penn Crusher. The purchase price consisted of a combination of $19,500,000 in cash, $4,000,000 in unsecured promissory notes and a post-closing cash payment of $205,000 based on Penn Crusher's consolidated shareholders' equity at December 31, 2002. With respect to the payment of the cash portion of the purchase price and related acquisition costs, we financed $15,000,000 through a $17,000,000 secured credit facility with Penn Crusher as the borrower (the additional $2,000,000 was available for working capital and general corporate purposes, subject to certain limitations). This facility is directly with Penn Crusher, and the lender has no recourse against any K-Tron company other than Penn Crusher and Jeffrey with respect to any amounts borrowed thereunder (except to recover the stock of Penn Crusher). Additionally, we borrowed $5,000,000 from a U.S. bank through a K-Tron wholly-owned subsidiary, the repayment of which loan was guaranteed by K-Tron International, and we used these funds to pay part of the purchase price. K-Tron International also issued the $4,000,000 of unsecured promissory notes referred to above.

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

      CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2002 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 28, 2002 (the "2002 Form 10-K"). The preparation of those financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

RESULTS OF OPERATIONS

      For the third quarter and first nine months of 2003, we reported net income of $910,000 and $2,610,000, respectively, compared to $836,000 and $2,401,000 for the same periods in 2002.

      We are engaged in one principal business segment - material handling equipment and systems. We operate in two primary geographic locations - North and South America (the "Americas") and Europe, the Middle East, Africa and Asia ("EMEA/Asia"). We derived approximately 40% and 58% of our first nine months of 2003 and 2002 revenues, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. Since we operate globally, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc. The reduction in the percentage of our revenues derived from outside the United States in the first nine months of 2003 as compared to the same period in 2002 was primarily due to the acquisition of Penn Crusher and Jeffrey noted above, since most of their revenues were derived from within the United States.

      The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated.



                                               Three Months Ended                 Nine Months Ended
                                             ------------------------         --------------------------
                                             Sept. 27,       Sept. 28,        Sept. 27,        Sept. 28,
                                               2003             2002             2003             2002
                                               ----             ----             ----             ----
Total revenues                                100.0%           100.0%           100.0%           100.0%
Cost of revenues                               58.6             59.0             59.5             57.9
                                             ------           ------           ------           ------
Gross profit                                   41.4             41.0             40.5             42.1
Selling, general and administrative            30.5             29.9             30.4             30.9
Research and development                        2.8              3.6              2.9              3.8
                                             ------           ------           ------           ------
Operating income                                8.1              7.5              7.2              7.4
Interest                                        1.9              0.6              1.8              0.8
                                             ------           ------           ------           ------
Income before income taxes                      6.2%             6.9%             5.4%             6.6%
                                             ======           ======           ======           ======

      The following table summarizes our order backlog as of the dates indicated, all adjusted to September 27, 2003 foreign exchange rates:

(Dollars in Thousands)   September 27, 2003          December 28, 2002      September 28, 2002
Order backlog                  $17,837                   $ 8,765                  $11,034

      The September 27, 2003 order backlog includes $6,366,000 of order backlog of Penn Crusher and Jeffrey.

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

      In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale, including in particular the U.S. dollar/Swiss franc (for inter-company transactions) and the Swiss franc/euro and Swiss franc/British pound sterling (for sales from the Company's Swiss manufacturing facility) exchange rates. For the third quarter and first nine months of 2003 and 2002, the changes in certain key exchange rates were as follows:

                                                Three Months Ended                  Nine Months Ended
                                           ---------------------------         ----------------------------

                                            Sept. 27,        Sept. 28,         Sept. 27,          Sept. 28,
                                              2003              2002              2003              2002
                                           --------          --------          --------          --------
Average U.S. dollar equivalent of
 one Swiss franc                              0.730             0.672             0.737             0.633
% change vs. prior year                                +8.6%                               +16.4%

Average U.S. dollar equivalent of
 one euro                                     1.127             0.983             1.113             0.928
% change vs. prior year                               +14.6%                               +19.9%

Average U.S. dollar equivalent of
 one British pound sterling                   1.612             1.549             1.611             1.480
% change vs. prior year                                +4.1%                                +8.9%

Average Swiss franc equivalent of
 one euro                                     1.544             1.463             1.510             1.466
% change vs. prior year                                +5.5%                                +3.0%

Average Swiss franc equivalent of
 one British pound sterling                   2.208             2.305             2.186             2.338
% change vs. prior year                                -4.2%                                -6.5%

      With the acquisition of Penn Crusher and Jeffrey, we are less affected by foreign exchange rates since most of their sales are in U.S. dollars. Nevertheless, approximately 40% of our revenues in the first nine months of 2003 were from products manufactured in, and services performed from, our facilities outside the United States, so that we continue to have significant sensitivity to foreign exchange rate changes.

      Total revenues increased by $5,253,000 or 31.1% in the third quarter of 2003 and by $17,657,000 or 34.9% in the first nine months of 2003 compared to the same periods in 2002. This increase in revenues was primarily attributable to a full nine months of revenues in 2003 from the January 2, 2003 acquisition of Penn Crusher and Jeffrey ($8,607,000 from Penn Crusher and Jeffrey for the third quarter and $23,520,000 for the first nine months of 2003) and the positive effect of a weaker U.S. dollar when translating the revenues of foreign operations into U.S. dollars, partially offset by lower revenues in our pre-acquisition feeder and pneumatic conveying businesses due to a generally weaker global economy, the war in Iraq and the outbreak of the SARS illness. These factors contributed to reduced spending for industrial capital equipment in many of the industries that we serve. The favorable impact of foreign currency translation accounted for approximately 2.7% of the 31.1% revenue increase for the third quarter and approximately 5.9% of the 34.9% revenue increase for the nine months of 2003 compared to the same periods in 2002.

      Gross profit as a percent of total revenues increased to 41.4% in the third quarter of 2003 as compared to 41.0% for the same period in 2002 and decreased to 40.5% in the first nine months of 2003 from 42.1% for the same period in 2002. These changes in gross profit were primarily due to geographic and product sales mix.

      Selling, general and administrative (SG&A) expenses increased by $1,704,000 or 33.7% in the third quarter of 2003 and by $5,098,000 or 32.7% in the first nine months of 2003 compared to the same periods in 2002. These increases in SG&A were primarily due to the addition of Penn Crusher and Jeffrey and the effect of a weaker U.S. dollar, partially offset by lower spending levels. As a percent of total revenues, SG&A was 30.5% in the third quarter and 30.4% in the first nine months of 2003 compared to 29.9% and 30.9%, respectively, in the same periods in 2002.

      Research and development (R&D) expenditures increased by $12,000 or 2.0% in the third quarter of 2003 and by $69,000 or 3.6% in the first nine months of 2003 compared to the same periods in 2002. These increases in R&D were primarily due to the effect of a weaker U.S. dollar, partially offset by lower tooling costs in 2003. R&D expense as a percent of total revenues was 2.8% in the third quarter of 2003 and 2.9% in the first nine months of 2003 compared to 3.6% and 3.8%, respectively, for the same periods in 2002.

      Interest expense increased by $325,000 or 313% in the third quarter of 2003 and by $803,000 or 198% in the first nine months of 2003 compared to the same periods in 2002. These increases reflected the substantial debt incurred in connection with the Penn Crusher acquisition, partially offset by lower interest costs on other debt as a result of significant reductions in that debt which were made in the last nine months of 2002.

      Income before income taxes was $1,365,000 in the third quarter of 2003 and $3,728,000 in the first nine months of 2003 compared to $1,172,000 and $3,355,000, respectively, for the same periods in 2002. Income before income taxes improved versus the same periods in 2002, primarily as a result of the Penn Crusher acquisition.

      The effective tax rates for the third quarter and first nine months of 2003 were 33.3% and 30.0%, respectively, compared to 28.7% and 28.4% for the same periods in 2002. The increases were the result of a higher percentage of U.S. income in 2003.

      Our backlog at constant foreign exchange rates increased by 103.5% and 61.7% at the end of the third quarter of 2003 compared to December 28, 2002 and September 28, 2002, respectively, primarily due to the Penn Crusher acquisition. Excluding the Penn Crusher backlog, our backlog at constant foreign exchange rates increased by 30.9% and 4.0% at the end of the third quarter of 2003 compared to December 28, 2002 and September 28, 2002, respectively, primarily within EMEA/Asia.

LIQUIDITY AND CAPITAL RESOURCES

      To finance the Penn Crusher acquisition described earlier, in January 2003 we borrowed $20,000,000 from two U.S. banks, and we also issued $4,000,000 in unsecured promissory notes to the former Penn Crusher stockholders.

      We borrowed $5,000,000 from a U.S. bank through our U.S. manufacturing subsidiary, which loan was combined with an outstanding term loan from that bank to that subsidiary and resulted in a $7,333,000 term loan. Monthly principal payments of $83,000 plus interest at a fixed rate of 5.625% on approximately half the loan and at a variable rate of one-month LIBOR plus 1.85% on the other half (2.96% at September 27, 2003) began in February 2003, with the final principal payment of approximately $2,416,000 plus interest being due in January 2008. This loan is secured by substantially all of the assets of the U.S. manufacturing subsidiary and is guaranteed by K-Tron.

      Penn Crusher borrowed $15,000,000 from another U.S. bank consisting of an aggregate of $13,500,000 term debt ($10,000,000 with a five-year term and $3,500,000 with a six-year term) and $1,500,000 under a five-year revolving credit facility. Subject to certain conditions, the revolving credit facility provides for up to $3,500,000 of total availability, with $500,000 borrowed under the facility as of September 27, 2003. Quarterly term debt principal payments of $400,000 began March 31, 2003 and increase each year by $62,500 per quarter (or $250,000 per year in the aggregate) through December 31, 2007, with final quarterly payments of $750,000 in 2008. Interest is based on one- to six-month LIBOR plus 3% to 3.5%, and the 3% to 3.5% can be reduced to 2% to 2.5% upon meeting certain financial ratios. In January 2003, Penn Crusher entered into an interest rate swap related to the entire $10,000,000 five-year term loan where interest will not exceed 6.11% for the full term of the loan and can be reduced to 5.11% upon meeting certain financial ratios. The interest rates on the $10,000,000 term loan, $3,500,000 term loan and revolving credit facility were 6.11%, 4.60% and 4.19%, respectively, as of September 27, 2003. The Penn Crusher debt is guaranteed by Jeffrey and secured by substantially all of the assets of Penn Crusher and Jeffrey, but it is not guaranteed by any other K-Tron company (except by a non-recourse pledge of the stock of Penn Crusher).

      In addition, we issued $4,000,000 of unsecured promissory notes to the former Penn Crusher stockholders as part of the Penn Crusher purchase price, which notes are payable in three equal, annual installments on the second, third and fourth anniversaries of the closing date. Interest at 6% per annum is payable quarterly.

      As stated previously, we expect to have sufficient cash flow to cover all required principal and interest payments on the foregoing debt as well as on our other indebtedness for money borrowed.

      Our capitalization at the end of the third quarter of 2003 and at the end of fiscal years 2002 and 2001 is set forth below:

                                                   September 27,     December 28,      December 29,
(Dollars in Thousands)                                2003              2002              2001
                                                    -------           -------           -------
Short-term debt, including current
 portion of long-term debt                          $ 3,047           $ 2,005           $ 2,186
Long-term debt                                       26,624             6,499            12,499
                                                    -------           -------           -------
Total debt                                           29,671             8,504            14,685

Shareholders' equity                                 31,873            28,419            21,561
                                                    -------           -------           -------
Total debt and shareholders' equity                 $61,544           $36,923           $36,246
                                                    =======           =======           =======
  (total capitalization)

Percent total debt to total capitalization               48%               23%               41%

Percent long-term debt to equity                         84%               23%               58%

Percent total debt to equity                             93%               30%               68%

      Total debt increased by $21,167,000 in the first nine months of 2003 ($24,000,000 related to the Penn Crusher acquisition net of debt repayments of $2,925,000 and a $92,000 increase due to the effect of the weaker U.S. dollar on the translation of our foreign debt). At September 27, 2003 and subject to certain conditions, we had $6,366,000 of unused borrowing availability under our U.S. loan agreements and $5,466,000 of unused borrowing availability under our foreign loan agreements.

      At September 27, 2003, working capital was $18,230,000 compared to $14,106,000 at December 28, 2002, and the ratio of current assets to current liabilities at those dates was 2.00 and 1.93, respectively. The increase in working capital was primarily due to the Penn Crusher acquisition.

      In the first nine months of 2003 and 2002, we utilized internally generated funds to meet our working capital needs.

      Net cash provided by operating activities was $8,094,000 in the first nine months of 2003 compared to $7,566,000 in the same period of 2002. The increase in operating cash flow during the first nine months of 2003 compared to the same period in 2002 was primarily due to an increase in income before depreciation and amortization as well as collection of accounts receivable partially offset by payments of accounts payable.

      Net cash used in investing activities in the first nine months of 2003 was primarily for the acquisition of Penn Crusher and capital additions, while in the first nine months of 2002, net cash used in investing activities was primarily for capital additions.

      Cash provided by financing activities in the first nine months of 2003 was primarily due to the borrowings related to the Penn Crusher acquisition net of debt reduction, while cash used in financing activities in the same period of 2002 was primarily for debt reduction.

      Of the total increase in shareholders' equity of $3,454,000 in the first nine months of 2003, $2,610,000 was from net income, $806,000 was from changes in foreign exchange rates, particularly the strengthening of the Swiss franc and euro versus the U.S. dollar, and $160,000 was from the issuance of common stock related to the exercise of stock options, reduced by $122,000 which was an unrealized loss net of taxes on an interest rate swap.

CONTRACTUAL OBLIGATIONS

      We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management's Discussion and Analysis in the Company's 2002 Form 10-K. Refer to Notes 9 and 16 to the consolidated financial statements in the 2002 Form 10-K for additional information on long-term debt and commitments and contingencies.

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

                           PART II. OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            10.1 Loan Modification Agreement dated July 9, 2003 between K-Tron America, Inc. and The Bank

            31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934

            31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934

            32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934

            32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K dated July 17, 2003 and furnished to the Securities and Exchange Commission on July 22, 2003 reporting second quarter 2003 financial results.

            Current Report on Form 8-K dated August 13, 2003, and furnished to the Securities and Exchange Commission on August 20, 2003, as amended by Current Report on Form 8-K-A dated August 25, 2003 and furnished to the Securities and Exchange Commission on August 25, 2003 reporting a change in K-Tron's independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          K-TRON INTERNATIONAL, INC.


Date:  November 10, 2003           By:    /s/ Ronald R. Remick
                                          --------------------
                                          Ronald R. Remick
                                          Senior Vice President & Chief
                                          Financial Officer
                                          (Duly authorized officer and principal
                                          financial officer of the registrant)


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

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
------                                   -----------

10.1 Loan Modification Agreement dated July 9, 2003 between K-Tron America, Inc. and The Bank

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934

32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934