Form 10-K
period 2004-01-03
K TRON INTERNATIONAL INC
filed 2004-04-01
CIK 20

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL REPORT AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 3, 2004

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-9576

K-TRON INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-1759452

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Routes 55 and 553 P.O. Box 888 Pitman, New Jersey	08071-0888

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 589-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

     As of June 28, 2003, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $33,698,514. Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the Nasdaq National Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any institutional shareholders owning more than ten percent of the Registrant’s Common Stock.

     As of March 19, 2004, there were 2,466,354 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     As stated in Part III of this annual report on Form 10-K, portions of the Registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

CERTAIN DEFINITIONS

     Unless the context indicates otherwise, the terms “K-Tron,” “the Company,” “we,” “our” and “us” refer to K-Tron International, Inc. and, where appropriate, one or more of its subsidiaries. The term “Registrant” means K-Tron International, Inc.

PART I

Item 1. Business.

General

     K-Tron International, Inc. is a New Jersey corporation founded in 1964. We are engaged in one principal business segment, which is material handling equipment and systems, and our operations are conducted largely through subsidiary companies. We have manufacturing facilities in the United States, Switzerland, the United Kingdom and Canada, and our equipment is sold and supported throughout the world. On January 2, 2003, we purchased all of the outstanding stock of Pennsylvania Crusher Corporation (“Penn Crusher”). As result of this acquisition, we now also own Jeffrey Specialty Equipment Corporation (“Jeffrey”), which is a wholly-owned subsidiary of Penn Crusher.

     We serve the bulk solids material handling markets through three separate business lines. These three business lines or groups focus primarily on feeding equipment, pneumatic conveying equipment and size reduction equipment, respectively. Our material handling equipment is used in a wide variety of manufacturing and other industrial processes, particularly in the plastics, food, chemical, detergent, pharmaceutical, electric utility and pulp and paper industries. We design, engineer, produce, market and service this equipment, and we sell it both on a stand alone basis and as part of a larger system that we may design and sell. Replacement parts are an important aspect of all of our businesses, and they comprise a significant majority of the sales of our size reduction group.

Feeding Equipment

     Our feeder group, which consists of several K-Tron companies operating in the United States, Europe and Asia, is generally referred to as the K-Tron Feeder Group. This group produces feeders that control the flow of materials into a manufacturing process by weight (known as gravimetric feeding) or by volume (known as volumetric feeding). The manufacturing process then transforms these materials into an end product. Our feeders are used in many different industries worldwide, including the plastics compounding, food, chemical, detergent and pharmaceutical industries. We believe that we are the global leader in the production and sale of feeders for the handling of bulk solids in a manufacturing process.

     K-Tron Soder Brand. The feeding equipment sold by the K-Tron Feeder Group is offered throughout the world under the K-Tron Soder brand name by approximately 60 independent sales representative organizations with exclusive territories, by Company-owned sales companies in France, Germany, the United Kingdom and Singapore and directly from the factory in other locations which are not covered by either of the foregoing distribution channels. The K-Tron Feeder Group markets and sells both stand alone units and engineered systems where one or more feeders are combined with other complementary material handling equipment.

     Feeders. The K-Tron Feeder Group markets conventional single and twin screw feeders, belt feeders and vibratory feeders. We offer these feeder types in a number of different designs, sizes and finishes to meet the requirements of a given material handling application and to assure compliance with applicable industry codes and specifications. In addition, these feeders are available in both a volumetric mode, where the flow of material is controlled by volume, and a gravimetric mode, where the flow of material is controlled either by weight or loss of weight over a defined time period. Gravimetric feeders, which represent the majority of our feeding equipment sales, are used in premium applications where short-term accuracy in feeding the raw materials is essential to produce a high-quality end product.

     The K-Tron Feeder Group also recently introduced a new type of feeder, which we refer to as the BSP or Bulk Solids Pump, that is based on a patented technology which we have licensed on a worldwide exclusive basis in the fields of use relevant for our feeder business. The BSP feeder does not utilize the usual screws, belts or vibratory trays to convey material but instead relies upon positive displacement action to feed accurately free-flowing materials, offering uniform discharge, consistent volume and gentle handling. It achieves this result by using vertical rotating discs that create a product lock-up zone which then conveys the material smoothly from storage hopper to discharge outlet over a defined range.

     In addition to feeders, we also produce mass flow meters which measure and control the flow of materials from a storage vessel. Our flow meters have no moving parts and therefore require little maintenance, and they do not need to be calibrated to a specific mass flow range.

     All of our feeding equipment models have been developed by our own internal research and development group.

     Weight Sensors and Controls. The performance of gravimetric feeders depends to a great extent on the weighing and control systems being used. Our proprietary weight sensors, known as Smart Force Transducers, are based on a vibrating wire technology. These load cells have evolved over more than 30 years into today’s rugged and drift-free weighing systems. When combined with our proprietary control system, known as SmartConnex, they constitute what we believe to be one of the most accurate systems generally available for gravimetric feeding.

     Vacuum Conveying. The K-Tron Feeder Group also markets vacuum loaders for the refilling of feeders and for use in other material handling applications. These loaders are manufactured by our pneumatic conveying group described below, and the K-Tron Feeder Group sells them under the Hurricane product name. We believe that we are the only company offering integrated feeder and vacuum loader controls to the process industries.

     Service, Parts and Training. The K-Tron Feeder Group has a global service network that enables us to respond to customer calls within 24 hours almost anywhere in the world. We also sell parts to our customers, and our service and parts business is an important source of revenue for us. In addition to equipment, service and parts, we offer customer and employee training with respect to our feeding and pneumatic conveying equipment at our K-Tron Institute, which is based at our facilities in Pitman, New Jersey and Niederlenz, Switzerland, and through courses offered by the Institute in other locations, including at customer sites.

     Manufacturing. The K-Tron Feeder Group produces a number of feeder designs which are then adapted to meet a customer’s specifications. Customization generally is limited to combining standard mechanical and electrical modules to meet the process and regulatory requirements of the customer. The primary manufacturing activities consist of the assembly and final testing of feeders and related equipment. We assemble a number of components used in our feeder products that are manufactured by others to our specifications. These outsourced components include sheet metal parts, feeder screws, castings, electric motors and electronic assemblies. We also manufacture the load cells that are used in our gravimetric feeders. K-Tron Soder feeders and systems are assembled and tested at our facilities in Pitman, New Jersey and Niederlenz, Switzerland.

     Competition. We believe that the K-Tron Feeder Group is the leading worldwide producer of feeders and related equipment for the handling of bulk solids in manufacturing processes, and that we have reached this position primarily because of our use of digital control technology and digital weighing technology, our development of mechanical design improvements to our products and our extensive knowledge of material handling applications. We also rely on our global service network and on our reputation and many years of experience in serving the needs of our large customer base to maintain a competitive advantage. Strong competition exists in every major geographic and industrial market that we serve. Competitors range in size from a subsidiary of a large corporation with a broad line of products to smaller companies with a global presence and regional firms that often specialize in a limited range of products.

Pneumatic Conveying and Ancillary Equipment

     Our pneumatic conveying group, which consists of two companies in the United Kingdom and one in Canada, integrates two brands, Colormax and PCS, and the manufacturing of our Hurricane product line for the K-Tron Feeder Group into one business unit that is capable of addressing a broad range of pneumatic conveying applications. The group’s products are distributed through the K-Tron Feeder Group’s distribution channels under the Hurricane product name and through the pneumatic conveying group’s distribution channels under the PCS and Colormax brand names. We believe that PCS and Colormax are among the leaders in the United Kingdom in their respective markets.

     Colormax Equipment. The Colormax brand is used for pneumatic conveying equipment and material handling systems sold by the pneumatic conveying group to customers in the plastics extrusion and molding industries. Colormax products are assembled by our Colormax Limited subsidiary in Telford, England and marketed directly to end users and also through a small number of independent sales representatives. The Colormax product line includes self-contained and central vacuum systems, dryers, volumetric and gravimetric blenders, material storage bins and feeders for handling various resin materials in the molding or extrusion of consumer plastic products. Colormax equipment sold by the K-Tron Feeder Group is generally labeled with the Hurricane product name.

     PCS Equipment. The PCS brand is used for pneumatic conveying equipment and material handling systems sold by the pneumatic conveying group into the food, pharmaceutical and chemical industries. PCS products and material handling systems are engineered and assembled by our Pneumatic Conveying Systems Limited subsidiary in Stockport, England. PCS products include standard vacuum conveyors for hard-to-handle materials, an all stainless steel pharmaceutical line of equipment and a variety of ancillary equipment. PCS also has expertise in conveying fragile products without degradation and in designing dense phase vacuum conveying systems for the transport of products without segregation. PCS equipment sold by the K-Tron Feeder Group is generally labeled with the Hurricane product name.

     Canadian Facility. We have a small facility in Canada in Brantford, Ontario, where we manufacture pneumatic conveying equipment for the K-Tron Feeder Group under the Hurricane product name as well as some Colormax equipment.

     Manufacturing. The pneumatic conveying group produces a number of basic loader and ancillary equipment models that are then adapted to a customer’s specifications. Customization generally is limited to combining standard mechanical and electrical modules to meet a customer’s process and regulatory requirements. The primary manufacturing activities of the pneumatic conveying group consist of assembly and final testing of individual loaders and ancillary equipment as well as engineered systems. We assemble a number of components used in our products that are manufactured by others to our specifications. These outsourced components include sheet metal parts, castings, electric motors and electronic assemblies.

     Competition. Colormax and PCS pneumatic conveying equipment is sold primarily in the United Kingdom, where Colormax and PCS are among the leaders in their respective markets, and Hurricane equipment is sold by the K-Tron Feeder Group throughout the world. Strong competition exists in every major geographic and industrial market that we serve. Competitors of our pneumatic conveying group are generally small companies with a limited line of products that operate in a specific geographic area.

Size Reduction Equipment

     Our size reduction group, which is comprised of our U.S.-based Penn Crusher and Jeffrey businesses, designs, engineers, manufactures, markets, sells and services primarily size reduction equipment, such as hammermills and wood hogs. This equipment is used to resize various materials to a given smaller size, and the principal industries served are the electric utility, mining, pulp and paper, and wood and forest products industries. While both companies offer their equipment in many parts of the world, we believe that Penn Crusher is the leader in the United States in selling size reduction equipment to the electric utility industry and that Jeffrey is one of the leaders in producing such equipment for the U.S. pulp and paper industry.

     Penn Crusher Equipment. Penn Crusher manufactures size reduction and related equipment for the electric utility industry to crush coal before it is used as fuel in the steam furnaces of power generation plants, and it also serves other industries such as mining, quarrying and glass making. Penn Crusher sells its equipment and services worldwide through more than 50 independent sales representatives, with a focus on the United States market and with a growing presence in China.

     The crushers most commonly sold by Penn Crusher are hammermills, in which the material is broken by impact from hammers and then scrubbed against a screen for desired size. Penn Crusher manufactures a number of different hammermill designs, such as granulators, that use rows of ring hammers to crush with a slow, positive rolling action, and Bradford breakers, where the material is crushed by gravity impact only. Crushers come in a wide variety of sizes and configurations, and every machine is built-to-order to meet customer specifications.

     Penn Crusher also manufactures and markets a positive displacement action feeder using the same licensed technology that is the basis of the K-Tron Feeder Group’s Bulk Solids Pump. Penn Crusher owns the exclusive rights to utilize this technology in feeders of 24-inch diameter and larger for markets in the United States, Canada and Mexico. These feeders are sold primarily to feed coal into pulverizers in coal-fired power plants, and they also feed limestone into raw mills in the cement industry. Feeders normally account for a significant part of Penn Crusher’s new equipment sales.

     Penn Crusher Replacement Parts. A significant portion of Penn Crusher’s revenues is derived from the sale of replacement parts. Penn Crusher has a large installed base of long-lived equipment, and every machine and part sold, including specifications and drawings, is registered in a digital database to enable Penn Crusher to provide customers with fast and efficient support.

     Jeffrey Equipment. Jeffrey produces wood hogs, other size reduction equipment and related items for use primarily in the pulp and paper and wood and forest products industries. Jeffrey hammermills are also sold to the mining industry to resize chunks of coal, which come directly out of the mine, into smaller pieces. Jeffrey markets its crushers and other equipment through a combination of independent sales representatives and distributors, with a focus on the United States market.

     The Jeffrey brand encompasses a number of basic crusher designs that are available in varying sizes and configurations to meet specific customer needs. Wood and bark hogs are used in the pulp and paper and wood and forest products industries to produce mulch, boiler fuel, chips for composite wood products and compost. Jeffrey also sells a chip sizer that is marketed to the pulp and paper industry to resize chips too large for use in a pulp digester and another crusher that is marketed to the mining industry to reduce coal chunks from the mine-mouth for further processing.

     Jeffrey also sells a line of electromechanical and electromagnetic vibratory feeders that are used primarily in the aggregates, coal, mineral, chemical and other industries to feed bulk solid materials into processes. Applications range from reclaiming aggregates from stockpiles to feeding coal in a potentially explosive environment.

     Jeffrey Replacement Parts. A significant portion of Jeffrey’s revenues is derived from replacement part sales.

     Manufacturing. The manufacturing activities of both Penn Crusher and Jeffrey consist of machining and welding raw materials and castings into machined parts, and assembling these parts together with components purchased from outside suppliers into size reduction and other equipment. The equipment is then balanced and tested before being shipped to a customer’s site. Machine parts, such as frames and rotors, are built individually to order with no parts stocked in inventory. Certain higher volume parts, such as hammers, which are also marketed as replacement parts, are produced to inventory or purchased in volume from outside suppliers.

     Competition. We believe that Penn Crusher is the leading U.S. producer of hammermills and related equipment for the size reduction of steam coal, that Jeffrey is among the U.S. market leaders in resizing wood chips for pulp and paper applications and that both Penn Crusher and Jeffrey have reached these positions primarily because of superior machine design and quality. Penn Crusher and Jeffrey also rely on their reputation and many years of experience in serving the needs of their customers to maintain a competitive advantage. Competition exists in every market that Penn Crusher and Jeffrey serve. Competitors are generally smaller companies with a limited line of products competing in specific geographic markets and applications.

K-Tron Electronics

     K-Tron Electronics designs, produces and tests electronic assemblies for use by us and also to sell to third parties, generally focusing on small production runs for customers in New Jersey, eastern Pennsylvania and Delaware. Its facilities, which are located in Pitman, New Jersey, provide both automated surface mount and through-hole assembly capabilities, as well as testing equipment.

     The regional market for electronic assemblies is large, and K-Tron Electronics is one of many suppliers to this market.

Customers

     We sell our equipment throughout the world to a wide variety of customers in our markets, ranging from large, global companies to regional and local businesses. No single customer accounted for more than 10% of our total revenues in fiscal 2003.

Suppliers

     Although certain components of our products are currently purchased from sole sources, we believe that comparable components can be obtained from alternative suppliers at prices competitive with those of our current suppliers. We have never experienced a significant production delay that was primarily attributable to an outside supplier.

Patents

     Our technology is protected by numerous patents in the United States and in other major countries that offer patent protection. Certain of our patents have expired and others will expire at various future dates. The loss of such patent protection is not expected to have a significant adverse effect on our business.

Research and Development

     We invest in research and development (“R&D”) to maintain a technological leadership position in our feeding and pneumatic conveying equipment businesses. R&D in these areas focuses on new products as well as on improvements to existing products, with particular emphasis on the application of weighing and control technologies and mechanical design improvements. Current efforts are aimed at developing new products, shortening the time spent in the development of such products, modifying existing product designs to provide lower cost products and analyzing the price/performance relationship for both new and existing products. We spend a minor amount on R&D efforts in our size reduction equipment business, although we occasionally do development work in connection with a project where the cost of such work is charged to the project rather than being treated as an R&D expense.

     Our research and development expenses were $2,695,000, $2,429,000 and $2,644,000 in fiscal 2003, 2002 and 2001, respectively.

Backlog

     At the end of fiscal 2003, our backlog of unfilled orders was approximately $17,334,000, compared to a backlog of approximately $9,203,000 at the end of fiscal 2002, an increase of 88.4% (at constant foreign exchange rates). The backlog of orders at the end of fiscal 2003 was greater than the 2002 year-end backlog primarily due to the inclusion of Penn Crusher and Jeffrey and a higher level of orders for our feeding equipment. Excluding the Penn Crusher and Jeffrey backlog, our backlog at the end of fiscal 2003 at constant foreign exchange rates increased by 19.3% compared to the end of fiscal 2002.

     A majority of our 2003 year-end backlog represented orders that will be ready for shipment to customers in less than 120 days from the end of fiscal 2003. Thus, except for deliveries to be made later in the year in accordance with customer requests, it is expected that much of our backlog at the end of fiscal 2003 will be shipped prior to April 30, 2004.

Employees

     At the end of fiscal 2003, we had 474 employees, of which 276 were located in the United States, 178 in Europe, 11 in Singapore, 4 in Canada, 4 in China and 1 in Mexico.

     None of our employees are represented by labor unions. We consider relations with our employees to be good.

Item 2. Properties.

     We own a 92,000 square foot building in Pitman, New Jersey where the K-Tron Feeder Group has manufacturing facilities, sales, service and other administrative offices, research and development offices, a technical center for product demonstrations and training facilities. Our worldwide corporate headquarters also are located at this site. In October 2003, our K-Tron Electronics business relocated into this building from leased facilities several miles away. A portion (approximately 10,000 square feet) of our Pitman facility is leased to a sheet metal business that is a major supplier to us.

     In Niederlenz, Switzerland, we own a 65,000 square foot building where the K-Tron Feeder Group has manufacturing facilities and a technical center for product demonstrations, and there is an adjacent five-floor, 40,000 square foot office building. These buildings also house sales, service and other administrative offices, training facilities and research and development offices. In 2003, approximately one-half of one floor of the office building was leased to a third party.

     Certain K-Tron Feeder Group sales and service activities are also conducted in leased office space in France, Germany, Singapore and China (service only). An owned facility in the United Kingdom was sold on March 31, 2004, and the K-Tron Feeder Group operations conducted there were recently moved to leased space in Stockport, England that is described below.

     In Lengerich, Germany, we own an 8,000 square foot building that has been leased to a third party since July 31, 2001.

     In Brantford, Ontario, we assemble pneumatic conveying equipment in a 5,000 square foot leased facility.

     We lease 6,700 square feet in a facility in Telford, England, where we assemble Colormax products and have office space for that brand.

     We also lease 10,800 square feet in a facility in Stockport, England, where we design customized solutions for a broad range of pneumatic conveying problems, assemble PCS products and have office space for that brand. Part of this space is now occupied by the K-Tron Feeder Group which recently moved from an owned facility in the United Kingdom that was sold on March 31, 2004.

     Penn Crusher has offices and a test lab in a 24,000 square foot leased facility in Broomall, Pennsylvania and conducts manufacturing operations at a 70,000 square foot leased building in Cuyahoga Falls, Ohio.

     Jeffrey is located in a 145,000 square foot owned manufacturing and office facility in Woodruff, South Carolina. A small, adjacent building, also owned, accommodates a test lab.

     We believe that our present facilities will be sufficient to meet our needs for the foreseeable future.

Item 3. Legal Proceedings.

     There are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

     Our current executive officers are as follows:

Name	Age	Position
Edward B. Cloues, II	56	Chairman of the Board of Directors and Chief Executive Officer

Kevin C. Bowen	52	Senior Vice President, Feeder Group and President and Chief Executive Officer of K-Tron America, Inc.

Lukas Guenthardt	45	Senior Vice President, Pneumatic Conveying Group and Chief Strategy Officer

Donald W. Melchiorre	55	President and Chief Operating Officer of Pennsylvania Crusher Corporation

Ronald R. Remick	57	Senior Vice President, Chief Financial Officer and Treasurer

John D. Whalen	65	Chairman and Chief Executive Officer of Pennsylvania Crusher Corporation

     Edward B. Cloues, II has been a director since July 1985 and was most recently reelected at the 2001 annual meeting of shareholders. He became Chairman of the Board of Directors and Chief Executive Officer of the Company on January 5, 1998. Prior to joining the Company in 1998, Mr. Cloues was a partner in the law firm of Morgan, Lewis & Bockius LLP, which is the Company’s principal outside counsel. He is also a director and non-executive Chairman of the Board of AMREP Corporation and a director of Penn Virginia Corporation and of Penn Virginia Resource GP, LLC, the general partner of Penn Virginia Resource Partners, L.P.

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

     Lukas Guenthardt has been Senior Vice President, Pneumatic Conveying Group and Chief Strategy Officer of the Company since February 2002. Prior to that, he was Senior Vice President, New Businesses and Chief Strategy Officer from June 2000 to February 2002 and Senior Vice President – Strategic Planning, Product Development and Marketing from June 1998 to June 2000. Mr. Guenthardt was Managing Director of K-Tron (Schweiz) AG (“K-Tron Switzerland”) from July 1995 to June 1998, Managing Director of the Soder Division of K-Tron Switzerland from March 1994 to July 1995, and Director of International Research and Development of the Company from July 1992, when he joined K-Tron, until March 1994.

     Donald W. Melchiorre has been President and Chief Operating Officer of Penn Crusher since December 30, 1996 and President and Chief Operating Officer of Jeffrey since August 2002. From 1982 to 1987, he worked at Penn Crusher as a Regional Sales Manager and left the company in 1987 to become a Regional Sales Manager, and subsequently North American Sales and Marketing Manager and then Director for Sales and Marketing-European Operations, for K-Tron’s United States and Swiss manufacturing subsidiaries. In 1992, he left K-Tron to establish EPI Technical Sales, Inc., an independent sales representative organization selling bulk material handling equipment, including both the K-Tron Soder and Penn Crusher lines of equipment. He returned to Penn Crusher in 1996.

     Ronald R. Remick has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 10, 1999. Prior to joining K-Tron, Mr. Remick was Vice President of Planning and Treasury of ARCO Chemical Company from 1995 to 1998 and Vice President of Planning and Control of ARCO Chemical Company from 1993 to 1995.

     John D. Whalen has been Chairman and Chief Executive Officer of Penn Crusher since December 30, 1996. From April 1984 until December 30, 1996, Mr. Whalen was President of Penn Crusher, and he was with that company in various other capacities from 1967 to April 1984. In 1986, Mr. Whalen, along with several other Penn Crusher executives, purchased Penn Crusher. His ownership continued until the K-Tron acquisition of Penn Crusher on January 2, 2003. Mr. Whalen has also been Chairman and Chief Executive Officer of Jeffrey since its purchase by Penn Crusher in October 1999.

     The executive officers are elected or appointed by the Board of Directors of the Company or its appropriate subsidiary to serve until the appointment or election and qualification of their successors or their earlier death, resignation or removal.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Our Common Stock trades on the Nasdaq National Market under the symbol “KTII.” The following table sets forth the high and low sales prices for each quarter in fiscal 2002 and 2003 as quoted on the Nasdaq National Market.

	High	Low

Fiscal Year 2002

First Quarter	$15.450	$10.450
Second Quarter	$18.000	$12.000
Third Quarter	$15.780	$12.067
Fourth Quarter	$13.700	$12.330

Fiscal Year 2003

First Quarter	$16.030	$13.000
Second Quarter	$17.830	$14.330
Third Quarter	$18.990	$13.300
Fourth Quarter	$19.200	$16.510

     On March 19, 2004, the closing price of a share of K-Tron Common Stock as quoted on the Nasdaq National Market was $21.80.

     There were 223 record holders of our Common Stock on March 19, 2004.

Dividend Policy

     We have never paid a cash dividend on our Common Stock, and we currently intend to retain all future earnings for use in our business. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. In addition, one of our credit facilities contains certain restrictions on the transfer of funds that may limit our ability to declare and pay dividends.

Item 6. Selected Financial Data.

     The selected consolidated financial data presented below for, and as of the end of, each of our last five fiscal years has been derived from and is qualified by reference to our consolidated financial statements. Our consolidated financial statements for the fiscal year ended January 3, 2004 have been audited by Grant Thornton LLP, independent certified public accountants; our consolidated financial statements for the fiscal year ended December 28, 2002 have been audited by KPMG LLP, independent auditors; and our consolidated financial statements for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 have been audited by Arthur Andersen LLP, independent public accountants.

     This information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is Item 7 of Part II of this annual report on Form 10-K.

     We have not paid any cash dividends on our shares of Common Stock during the periods presented.

	Fiscal Year Ended
	Jan. 3	Dec. 28	Dec. 29	Dec. 30	Jan. 1
	2004(1)	2002(2)	2001	2000	2000
FINANCIAL SUMMARY ($000):
Revenues	$94,676	$68,231	$71,819	$84,912	$87,887
Income before taxes	5,243	4,396	1,279	8,008	8,644
Net income	3,723	3,284	1,048	5,838	6,759
Total assets	83,081	50,459	47,644	54,421	54,770
Working capital	17,121	14,106	15,565	13,770	14,057
Additions to property, plant, and equipment	3,311	2,967	2,144	3,699	2,605
Depreciation and amortization	2,873	2,499	2,921	3,138	3,362

PER SHARE ($):
Basic net earnings	$1.53	$1.35	$0.43	$2.30	$2.28
Diluted net earnings	1.49	1.33	0.43	2.25	2.23
Book value	14.35	11.69	8.87	8.75	8.61

CAPITALIZATION ($000):
Shareholders’ equity	$35,114	$28,419	$21,561	$21,311	$25,210
Long-term debt	24,574	6,499	12,499	12,390	7,252
Short-term debt (3)	3,541	2,005	2,186	3,595	4,627
Total debt	28,115	8,504	14,685	15,985	11,879

RATIOS:
Return on average shareholders’ equity (%)	11.7	13.1	4.9	25.1	28.4
Return on revenues (%)	3.9	4.8	1.5	6.9	7.7
Long-term debt to shareholders’ equity (%)	70.0	22.9	58.0	58.1	28.8
Current assets to current liabilities	1.8	1.9	2.2	1.7	1.6
Average inventory turnover	4.1	4.0	3.8	4.2	4.7
Average accounts receivable turnover	5.0	4.6	4.2	4.3	4.4

OTHER DATA:
Shares outstanding (000) (4)	2,447	2,431	2,431	2,436	2,927
Shareholders of record	224	235	251	258	287
Number of employees	474	361	379	522	475

(1)	The 2003 consolidated financial statements include the acquisition of Pennsylvania Crusher Corporation and its subsidiary from January 2, 2003. Fiscal 2003 is a 53-week year.

(2)	On December 30, 2001, we adopted Statement of Financial Accounting Standards No. 142 and ceased to amortize goodwill at the end of fiscal year 2001.

(3)	Including current portion of long-term debt.

(4)	Net of treasury stock of 1,447 for fiscal year 1999, 1,968 for fiscal year 2000, 2,001 for fiscal year 2001 and 2,003 for fiscal years 2002 and 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     For a description of K-Tron’s business, refer to Item 1 of Part I of this annual report on Form 10-K.

     As indicated in Item 1, we are engaged in one principal business segment — material handling equipment and systems. We operate in two primary geographic locations — North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”).

     We have three main business lines within the material handling equipment and systems segment. They are, in descending order of revenues in 2003, our feeding, size reduction and pneumatic conveying business lines.

     Prior to the January 2, 2003 acquisition of Penn Crusher, our feeding line, whose products are sold worldwide, was the main profit contributor within our group of businesses. During the past three years, capital equipment spending by our customers has been depressed due to the global economic slowdown and excess manufacturing capacity built up in the late 1990s in the United States. This has been particularly true for the plastics and chemical industries, which comprise a major share of our market for feeding equipment.

     Management looks at trends in indicators, such as the PMI Index for manufacturing published by the Institute of Supply Management, to judge the prospects for capital equipment spending. These indicators began to show improvement in the latter part of 2003. Historically, improvements in our feeding equipment sales generally lag improvements in these indicators, in some cases by as much as six to twelve months. The majority of revenues and profits in our feeding line is generated by equipment and systems sales, with a lesser amount attributable to service, parts and repairs. The K-Tron Feeder Group recently installed a common worldwide Enterprise Resource Planning (ERP) software system, which is expected to make internal processes more efficient, reduce errors and shorten the time from order to delivery. There also is an ongoing initiative to standardize our feeding equipment worldwide to improve overall operating efficiency and streamline service requirements. New product innovation is a major objective of our R&D efforts. Our feeder group has the ability to serve nearly all geographic regions of the world from its two assembly-and-test facilities in Pitman, New Jersey and Niederlenz, Switzerland.

     Our size reduction business line was added with the purchase of Penn Crusher and Jeffrey on January 2, 2003. In contrast to our feeding line, Penn Crusher and Jeffrey sell equipment primarily into U.S. markets, with some sales into China and other foreign countries. The main industries served are the electric utility, mining, pulp and paper and wood and forest products industries, and a majority of revenues and profits are generated from replacement part sales instead of new equipment. Both Penn Crusher and Jeffrey maintain an extensive database of previously sold equipment, including equipment drawings, which enables them to respond quickly and efficiently to fill customers’ spare parts orders. Our size reduction business line saw a modest decline in 2003 as a result of lower economic activity, excess plant capacity and financial restructuring in the power industry. Significant indicators that management uses to judge prospects for this business line in North America include the level of electricity consumption, the financial health of the electric utility industry and the demand for paper and forest products.

     Our pneumatic conveying line comprises a relatively small portion of our overall revenues. This equipment is sometimes sold through the K-Tron Feeder Group in conjunction with feeder equipment as a means of transporting a dry material from one part of a plant to the inlet of a feeder, and the companies in the pneumatic conveying group also sell equipment and complete systems in applications which do not necessarily incorporate feeders. Aside from selling into markets common to the feeder line, the pneumatic conveying group also sells into the plastics extrusion and molding markets. Most of the revenues and profits of this line are generated from equipment and systems sales. The factors affecting the pneumatic conveying line are similar to those affecting the feeder line but also include factors which may affect the secondary plastics market generally.

     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 7 to 2003, 2002 and 2001 mean the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

Critical Accounting Policies and Estimates

     The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of those financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company discloses its significant accounting policies in the notes to its audited consolidated financial statements.

     Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: determination of an asset’s useful life, estimates of allowances for bad debts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the realizability of deferred tax assets, determination of the adequacy of the reserves for inventory obsolescence and warranty costs, and legal contingencies.

     There are numerous critical assumptions that may influence accounting estimates in these and other areas. We base our critical assumptions on historical experience, third-party data and various other estimates we believe to be reasonable. Certain of the more critical assumptions include:

Depreciable Lives of Plant and Equipment

•	Changes in technology

•	Wear and tear

•	Changes in market demand

Bad Debt Risk

•	Credit worthiness of specific customers and aging of customer balances

•	Contractual rights and obligations

•	General and specific economic conditions

Asset Impairment Determinations

•	Intended use of assets and expected future cash flows

•	Industry specific trends and economic conditions

•	Customer preferences and behavior patterns

•	Impact of regulatory initiatives

Deferred Taxes

•	Expected future profitability and cash flows

•	Impact of regulatory initiatives

•	Timing of reversals of existing temporary differences between book and taxable income

Inventory Reserve

•	New product introductions

•	Current product demand

•	Product life cycle changes

•	Past experience

Warranty Cost

•	New product introductions

•	Past experience

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

Results of Operations

Overview

     Fiscal 2003 was a 53-week year, while fiscal years 2002 and 2001 were 52-week years. In 2003, 2002 and 2001, we reported revenues of $94,676,000, $68,231,000 and $71,819,000 and net income of $3,723,000, $3,284,000 and $1,048,000, respectively.

     The significant 2003 revenue increase from 2002 and 2001 levels largely reflected the January 2, 2003 acquisition of Penn Crusher, partly offset by a decline in revenues from the other parts of our business reflecting a poor global economy and continued weakness in capital equipment spending in the process industries we serve.

     The improvement in net income in 2003 versus 2002 was also due to the acquisition of Penn Crusher, the effect of which was partly offset by lower profits in the K-Tron Feeder Group as a result of the weak global economy and the reduced capital equipment spending previously mentioned. The improvement in net income in 2002 versus 2001 was largely caused by two factors, the sale of our Hasler heavy feeder business in the third quarter of 2001 and the benefits of a lower cost structure resulting from the globalization and cost reduction initiatives that we implemented in the second half of 2001.

Acquisitions/Divestitures

     On July 31, 2001, we sold our Hasler heavy feeder business to our largest distributor of Hasler equipment and recorded a pretax loss of $620,000. The assets sold were primarily inventory and fixed assets. The buyer assumed the lease of the Hasler sales office in Neuchâtel, Switzerland and leased from us a Company-owned facility in Lengerich, Germany. The purchase price consisted of a combination of 1,000,000 Swiss francs cash ($594,000), two promissory notes in the aggregate principal amount of 3,017,000 Swiss francs ($1,792,000), which bear interest and amortize over seven years, and a less than 20% equity position in the buyer. We retained all of the Hasler receivables and payables at the time of the sale, as well as the owned building in Lengerich, Germany which, as noted above, is being leased to the buyer. The buyer has made all required payments on the promissory notes, and the unpaid principal amount of such notes was 2,338,000 Swiss francs ($1,887,000) at the end of 2003.

     On November 30, 2001, we acquired Pneumatic Conveying Systems Limited (“PCS”). The purchase price was 600,000 British pounds sterling ($855,000), which was paid in a combination of cash (75%) and notes (25%), and the notes have now been fully paid.

     In December 2001, we sold our Swiss machine and welding shops to an independent Swiss machine shop company and recorded a pretax gain of $242,000. The purchase price consisted of a combination of 300,000 Swiss francs cash ($182,000) and a 700,000 Swiss franc obligation ($420,000), which is supported by a bank guaranty and had been reduced to 355,000 Swiss francs ($287,000) at the end of 2003.

     The U.S. dollar numbers mentioned in the foregoing three paragraphs reflect relevant foreign currency exchange rates at the several dates referred to.

     On January 2, 2003, we acquired all of the outstanding capital stock of Penn Crusher. As a result of this purchase, we also acquired Jeffrey, a wholly-owned subsidiary of Penn Crusher. The purchase price for the Penn Crusher stock was $23,500,000 paid at closing, a post-closing adjustment of $205,000 based on Penn Crusher’s consolidated stockholders’ equity at December 31, 2002 and $1,288,000 in the quarter ended January 3, 2004 in conjunction with the Company’s IRS Code section 338(h)(10) election relating to such acquisition. Of this amount, $20,993,000 was paid in cash and $4,000,000 was in unsecured promissory notes which are payable in equal, annual installments on January 2 of 2005, 2006 and 2007. With respect to the payment of the cash portion of the purchase price and related acquisition costs other than the section 338(h)(10) election, we financed $15,000,000 through a $17,000,000 secured credit facility with Penn Crusher as the borrower and Jeffrey as the guarantor (with the additional $2,000,000 being available for working capital and general corporate purposes, subject to certain limitations), and the lender has no recourse against any other K-Tron company with respect to any amounts borrowed thereunder (except by a non-recourse pledge of the stock of Penn Crusher). Additionally, we borrowed $5,000,000 from a U.S. bank through another K-Tron wholly-owned subsidiary and used these funds to pay part of the purchase price. This obligation was guaranteed by K-Tron International, and K-Tron International also issued the $4,000,000 of unsecured promissory notes.

     As noted above, K-Tron and Penn Crusher incurred substantial debt as a result of the Penn Crusher acquisition. This debt, including the amounts outstanding at the end of 2003, is described in more detail in the Liquidity and Capital Resources section below; however, K-Tron and Penn Crusher have met all required principal and interest payments and expect their cash flows to be adequate to cover all future principal and interest payments on these borrowings.

Foreign Exchange Rates

     We are an international company, and we derived approximately 41%, 58% and 58% of our 2003, 2002 and 2001 revenues, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. Since we operate globally, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc. With the acquisition of Penn Crusher and Jeffrey, we were less affected in 2003 by foreign exchange rates since most of their sales are in U.S. dollars. Nevertheless, between 40% and 50% of our 2004 revenues will likely be from products manufactured in, and services performed from, our facilities outside the United States, so that we will continue to have significant sensitivity to foreign exchange rate changes.

     Since we have received substantial revenues in recent years from activities in foreign jurisdictions, our results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, euro and British pound sterling and, to a lesser degree, the Singapore dollar and other currencies. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, our revenues in U.S. dollars generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. In particular, a general weakening of the U.S. dollar against other currencies would positively affect our revenues, gross profit and operating income as expressed in U.S. dollars (provided that the gross profit and operating income numbers from foreign operations are not losses, since in the case of a loss, the effect would be to increase the loss), whereas a general strengthening of the U.S. dollar against such currencies would have the opposite effect. In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale.

     For 2003, 2002 and 2001, the changes in certain key exchange rates affecting the Company were as follows:

	Fiscal Year
	2003		2002		2001
Average U.S. dollar equivalent of one Swiss franc	0.746		0.645		0.594

% change vs. prior year		15.7%		8.6%

Average U.S. dollar equivalent of one euro	1.135		0.946		0.896

% change vs. prior year		20.0%		5.6%

Average U.S. dollar equivalent of one British pound sterling	1.638		1.504		1.441

% change vs. prior year		8.9%		4.4%

Average Swiss franc equivalent of one euro	1.521		1.467		1.508

% change vs. prior year		3.7%		-2.7%

Average Swiss franc equivalent of one British pound sterling	2.196		2.332		2.426

% change vs. prior year		-5.8%		-3.9%

Presentation of Results and Analysis

     The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated, as well as our backlog:

	Fiscal Year
	2003	2002	2001
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	59.0	57.7	59.9

Gross profit	41.0	42.3	40.1
Selling, general and administrative	30.9	31.6	33.2
Research and development	2.9	3.6	3.7

Operating income	7.2	7.1	3.2
Interest	1.7	0.7	1.4

Income before income taxes	5.5%	6.4%	1.8%

Year-end backlog (at year-end 2003 foreign exchange rates, in thousands of dollars)	$17,334	$9,203	$14,490

     Total revenues increased by $26,445,000 or 38.8% in 2003 compared to 2002. This increase in revenues was mainly the result of acquiring Penn Crusher on January 2, 2003, which contributed revenues of $32,086,000, and the positive effect of a weaker U.S. dollar on the translation of the revenues of foreign operations into U.S. dollars. The increase resulting from these two factors was partly offset by a decline in revenues in our other businesses as a result of a weaker global economy, a reduction in spending for industrial capital equipment in the process industries we serve and the effects of the SARS outbreak in Asia in the early part of 2003. If the average foreign exchange rates for 2002 were applied to 2003, total revenues for 2003 would have increased by $21,375,000 or 31.3% versus the $26,445,000 and 38.8% on an as-reported basis.

     Total revenues decreased by $3,588,000 or 5.0% in 2002 compared to 2001, but increased by $1,037,000 or 1.5% without the Hasler heavy feeder business which was sold on July 31, 2001. This increase in revenues without Hasler was driven by twelve full months of revenues in 2002 from the November 30, 2001 acquisition of PCS versus one month in 2001 and the positive effect of a weaker U.S. dollar on the translation of the revenues of foreign operations into U.S. dollars. Such increase was partially offset by lower revenues in EMEA/Asia and the Americas due to a weaker global economy and a reduction in capital equipment spending in the process industries we serve. If the average foreign exchange rates for 2001 were applied to 2002, total revenues for 2002 would have decreased by $6,559,000 or 9.1% (and would have decreased by $1,934,000 or 2.9% without Hasler).

     Gross profit as a percent of total revenues decreased to 41.0% in 2003 from 42.3% in 2002. This decline was caused by a change in our sales mix as well as by lower margins on Jeffrey equipment which affected only 2003.

     Gross profit as a percent of total revenues increased to 42.3% in 2002 from 40.1% in 2001. The improvement was primarily due to an improved sales mix as a result of the July 31, 2001 sale of the Hasler heavy feeder business and to reductions in fixed costs, including those made in the second half of 2001, and the elimination of goodwill expense when we adopted SFAS No. 142 on December 30, 2001. Goodwill amortization for 2001 was $345,000.

     Selling, general and administrative (SG&A) expenses increased by $7,712,000 or 35.8% in 2003 compared to 2002. This increase was primarily due to the acquisition of Penn Crusher in 2003 and employee termination costs in the K-Tron Feeder Group. In addition, SG&A increased as a result of the adverse effect of a weaker U.S. dollar when translating costs in foreign currencies into U.S. dollars.

     SG&A expenses decreased by $2,313,000 or 9.7% in 2002 compared to 2001 (a decrease of approximately $425,000 or 1.9% after excluding Hasler SG&A, the loss on the sale of the Hasler heavy feeder business and the gain on the sale of the Swiss machine and welding shops discussed above). The decrease in SG&A in 2002 was primarily due to the elimination of Hasler SG&A after the sale of Hasler on July 31, 2001, fewer employees and the benefits realized from the cost reductions implemented in the second half of 2001, but such decrease was offset in part by the effect of higher foreign exchange rates (a weaker U.S. dollar).

     Research and development (R&D) expenditures increased by $266,000 or 11.0% in 2003 compared to 2002, primarily as a result of increased tooling costs as well as the effect of a weaker U.S. dollar on the translation of costs in Swiss francs into U.S. dollars.

     R&D expenditures decreased by $215,000 or 8.1% in 2002 compared to 2001. This decrease was the result of lower staff costs, partly due to the sale of the Hasler business. The 2002 decrease was partially offset by an increase in tooling costs and by the effect of higher foreign exchange rates (a weaker U.S. dollar).

     R&D expense as a percent of total revenues was 2.9% in 2003, 3.6% in 2002 and 3.7% in 2001. There is no significant R&D expense associated with the Penn Crusher and Jeffrey businesses.

     Interest expense increased by $1,090,000 or 218% in 2003 as compared to 2002. This increase was largely the result of adding $24,000,000 of acquisition debt for Penn Crusher in January 2003 plus, to a much lesser degree, foreign exchange rates (a weaker U.S. dollar) applicable to interest paid in other currencies. Further information regarding the Penn Crusher acquisition debt is presented in the Liquidity and Capital Resources section of this Item 7. The increased interest expense was somewhat offset by lower interest rates in 2003 on the non-Penn Crusher-related debt compared with 2002 interest rates and by debt reductions of $1,717,000 in Switzerland ($1,486,000 at the foreign exchange rate at the end of 2003) and $2,904,000 in the United States.

     Interest expense decreased by $528,000 or 51.4% in 2002 versus 2001. This decrease was due to lower interest rates and debt reductions of $3,427,000 in Switzerland ($4,284,000 at constant foreign exchange rates) and $2,754,000 in the United States, which was partially offset by higher foreign exchange rates (a weaker U.S. dollar). Interest expense as a percent of total revenues was 1.7% in 2003, 0.7% in 2002 and 1.4% in 2001.

     Income before income taxes was $5,243,000 in 2003, $4,396,000 in 2002 and $1,279,000 in 2001. The changes during the periods were the result of the items discussed above. The 2003 income before income taxes improved versus 2002 primarily as a result of acquiring Penn Crusher, and the 2002 income before income taxes improved versus 2001, despite lower revenues in 2002, primarily as a result of the Hasler heavy feeder business sale on July 31, 2001 and the benefits of the globalization and cost reduction initiatives which we implemented during the latter half of 2001.

     The 2003, 2002 and 2001 provisions for income tax of $1,520,000, $1,112,000 and $231,000, respectively, related primarily to our higher proportion of U.S. income before tax in 2003, results in the United States and Switzerland in 2002 and results in the United States and Germany in 2001. The effective tax rates were 29.0% in 2003, 25.3% in 2002 and 18.1% in 2001. The higher effective tax rate in 2003 compared with 2002 was primarily due to the acquisition of Penn Crusher and the resulting higher proportion of U.S. income. The higher effective tax rate in 2002 compared with 2001 was primarily due to an increase in foreign taxable income in 2002 as compared to 2001, which included a loss in both Switzerland and Germany on the sale of the Hasler business. On July 1, 2002, New Jersey approved legislation for corporation income tax reform. The changes made to the law accounted for an increase in the tax provision for 2003 and 2002 of approximately $40,000 and $50,000, respectively, after the related federal income tax benefit. We have foreign and U.S. state tax loss carryforwards that total $1,009,000 and $7,092,000, respectively, which, if realized, would have an estimated future net income benefit of approximately $320,000 and $400,000, respectively.

     We do not believe that inflation has had a material impact on our results of operations during the last three years.

     Our backlog at constant foreign exchange rates increased by $8,131,000 or 88.4% at the end of 2003 compared with year-end 2002, from $9,203,000 to $17,334,000. Of this increase,

$6,357,000 was attributable to the addition of the Penn Crusher and Jeffrey businesses. The remaining portion of the backlog increase was largely due to the EMEA/Asia feeder business. The majority of the backlog at the end of 2003 consisted of orders that were expected to be shipped within 120 days. Approximately $2,000,000 of the Penn Crusher backlog at the end of 2003 was for blanket orders that can be placed by the customer at any time over an 18-month period. Our backlog at constant foreign exchange rates decreased by $5,287,000 or 36.5% at the end of 2002 compared to 2001 due to the very weak capital equipment spending environment that existed during all of 2002, and it reflected fewer orders for feeding equipment.

Liquidity and Capital Resources

Penn Crusher Acquisition Debt

     To finance the Penn Crusher acquisition described earlier, we borrowed $20,000,000 from two U.S. banks, and we also issued $4,000,000 in unsecured promissory notes to the Penn Crusher stockholders.

     We borrowed $5,000,000 from a U.S. bank through the U.S. manufacturing subsidiary for the K-Tron Feeder Group, which loan was combined with an outstanding term loan from that bank to that subsidiary and resulted in a new $7,333,000 term loan. Monthly principal payments of $83,000 plus interest at a fixed rate of 5.625% on approximately half the loan and at a variable rate of one month LIBOR plus 1.85% on the other half (2.97% at January 3, 2004) began in February 2003, with the final principal payment of approximately $2,416,000 plus interest being due in January 2008. This loan is secured by substantially all of the assets of the U.S. manufacturing subsidiary and is guaranteed by K-Tron International, Inc. At January 3, 2004, there was $6,417,000 outstanding under the term loan facility. The term loan facility requires that K-Tron International comply with certain covenants relating to the consolidated debt to net worth ratio, minimum annual debt coverage and minimum net worth. At January 3, 2004, the Company was in compliance with these covenants.

     Penn Crusher borrowed $15,000,000 from another U.S. bank consisting of an aggregate of $13,500,000 term debt ($10,000,000 with a five-year term and $3,500,000 with a six-year term) and $1,500,000 under a five-year revolving credit facility. Subject to certain conditions, the revolving credit facility provides for up to $3,500,000 of total availability, including the $1,500,000 originally borrowed thereunder. No amounts were outstanding under the revolving credit facility as of January 3, 2004. Quarterly term debt principal payments of $400,000 began March 31, 2003 and increase each year by $62,500 per quarter (or $250,000 per year in the aggregate) through December 31, 2007, with final quarterly principal payments of $750,000 in 2008. Interest is based on one- to six-month LIBOR plus 3% to 3.5%, and the 3% to 3.5% can be reduced to 2% to 2.5% upon meeting certain financial ratios. As of January 3, 2004, there was $8,500,000 outstanding on the five-year term loan and $3,400,000 outstanding on the six-year term loan. In January 2003, Penn Crusher entered into an interest rate swap related to the entire $10,000,000 five-year term loan such that interest will not exceed 6.11% for the full term of the loan and can be reduced to 5.11% upon meeting certain financial ratios. The interest rates on the $10,000,000 term loan and the $3,500,000 term loan were 6.11% and 4.73%, respectively, as of January 3, 2004. The Penn Crusher debt is guaranteed by Jeffrey and secured by substantially all of the assets of Penn Crusher and Jeffrey, but it is not guaranteed by any other K-Tron company (except by a non-recourse pledge of the stock of Penn Crusher). The term loans and revolving credit facility require that Penn Crusher comply with certain covenants relating to tangible net worth, fixed charge coverage ratio and total debt to EBITDA ratio. At January 3, 2004, Penn Crusher was in compliance with these covenants.

     In addition, K-Tron International issued $4,000,000 of unsecured promissory notes to the former Penn Crusher stockholders as part of the Penn Crusher purchase price. These notes are payable in three equal, annual installments on the second, third and fourth anniversaries of the January 2, 2003 closing date. Interest at 6% per annum is payable quarterly. The first principal payout of $1,333,334 is due on January 2, 2005.

     As stated previously, K-Tron and Penn Crusher expect to have sufficient cash flow to cover all required principal and interest payments on the foregoing debt.

Other Bank Debt

     At January 3, 2004, our Swiss subsidiary had separate credit facilities totaling 13,000,000 Swiss francs (approximately $10,500,000) with three Swiss banks. The Company’s real property in Switzerland is pledged as collateral. As of January 3, 2004, there were outstanding borrowings of 1,500,000 Swiss francs (approximately $1,200,000), with 11,500,000 Swiss francs (approximately $9,300,000) available for new borrowings, letters of credit and customer guarantees. The annual interest rates on the outstanding borrowings range from 1.7% to 2.1%.

     In June 1998, the U.S. manufacturing subsidiary for the K-Tron Feeder Group refinanced its 20-year mortgage debt with a U.S. bank for $2,700,000 at an annual interest rate of 7.625%. In July 2002, the annual interest rate was reduced to 6.45% and, beginning August 1, 2002, this loan became repayable in eighty-three monthly principal and interest payments of $23,784 each, with a final payment of $1,042,000 plus interest due on August 1, 2009. As of January 3, 2004, the principal amount owed on this borrowing was $2,052,000.

     Also in June 1998, this same U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with the U.S. bank that holds the mortgage. As of January 3, 2004, there was $1,935,000 borrowed under this credit facility, which has now been extended through July 2005, and $3,065,000 was available for future borrowings. The annual interest rate as of January 3, 2004 was 3.75%.

Future Payments Under Contractual Obligation

     We are obligated to make future payments under various contracts such as debt, lease and purchase obligations. The table below summarizes our significant contractual cash obligations as of January 3, 2004 for the items indicated:

(Dollars in thousands)	Payment due by Period
Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$27,704	3,214	17,179	7,311
Capital Lease Obligations	$411	327	84	—	—
Operating Lease Obligations	$3,201	1,126	1,370	539	166
Purchase Obligations	$7,801	7,025	776	—	—

Total	$39,117	11,692	19,409	7,850	166

Capitalization

     Our capitalization at the end of 2003, 2002 and 2001 is summarized below:

(Dollars in thousands)	Fiscal Year
	2003	2002	2001
Short-term debt, including current portion of long-term debt	$3,541	$2,005	$2,186
Long-term debt	24,574	6,499	12,499

Total debt	28,115	8,504	14,685
Shareholders’ equity	35,114	28,419	21,561

Total debt and shareholders’ equity (total capitalization)	$63,229	$36,923	$36,246

Percent total debt to total capitalization	44%	23%	41%
Percent long-term debt to equity	70%	23%	58%
Percent total debt to equity	80%	30%	68%

     Total debt increased by $19,611,000 in 2003 ($24,000,000 related to the Penn Crusher acquisition reduced by total net debt repayments of $4,620,000 and increased by $231,000 due to the effect of a weaker U.S. dollar on the translation of our foreign debt). Total debt decreased by $6,181,000 in 2002 ($7,038,000 of total net debt repayments offset in part by an $857,000 increase due to the effect of a weaker U.S. dollar on the translation of our foreign debt).

Other Items

     At the end of 2003 and 2002, our working capital was $17,121,000 and $14,106,000, respectively, and the ratio of our current assets to our current liabilities was 1.77 and 1.93, respectively. The increase in working capital was primarily due to the acquisition of Penn Crusher. The reduction in the ratio of current assets to current liabilities was primarily the result of the current portion of long-term debt associated with the Penn Crusher purchase.

     In 2003 and 2002, we utilized internally generated funds to meet our working capital needs, and in 2003 we also utilized our lines of credit.

     Net cash provided by operating activities was $9,360,000 in 2003, $9,949,000 in 2002 and $5,253,000 in 2001. We reduced receivables and inventory significantly in 2002. In 2003, we also achieved reductions that were partly offset by increases due to a higher level of business in the last quarter of 2003. Therefore, operating cash flow was slightly lower in 2003 than in 2002. The increase in operating cash flow in 2002 versus 2001 was primarily due to higher net income and the positive effects on working capital of the July 31, 2001 sale of our Hasler heavy feeder business. Net income and depreciation and amortization were the principal components of cash provided by operating activities in all three years.

     The average number of days to convert accounts receivable to cash was 74 days in 2003 compared to 80 days in 2002 and 86 days in 2001. The average number of days to convert inventory into cost of sales was 91 days in 2003 compared to 91 days in 2002 and 96 days in 2001.

     Net cash used in investing activities was $23,611,000, $2,829,000 and $2,057,000 in 2003, 2002 and 2001, respectively. Capital expenditures were $3,311,000, $2,967,000 and $2,144,000 in 2003, 2002 and 2001, respectively, which included significant expenditures for the development and implementation of Customer Relationship Management (“CRM”) and Enterprise Resource Planning (“ERP”) software systems. Spending on the ERP system implementation was essentially complete as of January 3, 2004, and a majority of the spending on the CRM was also complete on that date. Funds used in 2003 to acquire Penn Crusher were $20,276,000. Funds used in 2001 to acquire PCS were $621,000, while funds received from the sale of the Hasler heavy feeder business and the Swiss machine and welding shops were $776,000.

     Cash provided by financing activities in 2003 was primarily from the $20,000,000 borrowed to finance the Penn Crusher acquisition, net of debt reduction. Cash used in financing activities in 2002 was for debt reduction, while in 2001 cash was used primarily for debt reduction and the purchase of 43,700 shares of our Common Stock. Cash and short-term investments increased to $4,506,000 at the end of 2003 versus $2,694,000 at the end of 2002 and $2,214,000 at the end of 2001.

     Shareholders’ equity increased $6,695,000 in 2003, of which $2,800,000 was attributable to changes in foreign exchange rates (weaker U.S. dollar), particularly with respect to the Swiss franc and euro, while changes in foreign exchange rates caused a translation increase in shareholders’ equity of $3,587,000 in 2002 and a $620,000 decrease in 2001.

Forward-Looking Statements and Risk Factors

     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this annual report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include but are not limited to statements regarding our ability to repay debt, our ability to find alternative suppliers for certain components, the effect of the expiration of our patents on our business, the expected time for shipments of our products to customers and the resulting effect on our backlog, the development and expected time for the introduction of new products, the sufficiency of our facilities, the retention of all of our future earnings for use in our business, our ability to project business conditions based on trend indicators used by management, the effect of changes in foreign exchange rates on our business, our ability to make internal processes more efficient through the use of software, the effect of recent New Jersey tax legislation and the effect on our business of legal proceedings in which we are involved. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     A wide range of factors could materially affect our future performance and financial and competitive position, including the following: (i) increasing price and product/service competition by domestic and foreign competitors, including new entrants; (ii) the mix of products/services sold by us; (iii) rapid technological changes and developments and our ability to continue to introduce competitive new products on a timely and cost-effective basis; (iv) changes in U.S. and global financial and currency markets, including significant interest rate and foreign currency exchange rate fluctuations; (v) protection and validity of patents and other intellectual property rights held by us and our competitors; (vi) the cyclical nature of our business as an industrial capital goods supplier; (vii) possible future litigation and governmental proceedings; (viii) the availability of financing and financial resources in the amounts, at the times and on the terms required to support our future business, including for debt refinancings, capacity expansions and possible acquisitions; (ix) the loss of key customers, employees or suppliers; (x) the failure to carry out marketing and sales plans; (xi) the failure to integrate acquired businesses without substantial costs, delays or other operational or financial problems; (xii) economic, business and regulatory conditions and changes which may affect the level of new investments and purchases made by our customers, including economic and business conditions that are less favorable than expected; (xiii) domestic and international political and economic conditions; and (xiv) the outcome of any legal proceedings in which we are involved.

     This list of factors that may affect our future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations - Foreign Exchange Rates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Penn Crusher Acquisition Debt”.

Item 8. Financial Statements and Supplementary Data.

     The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this annual report on Form 10-K beginning on page F-1.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosures.

     On August 13, 2003, the Audit Committee of our Board of Directors, pursuant to authority delegated to it by the Board, dismissed KPMG LLP (“KPMG”) as our independent auditors and engaged Grant Thornton LLP (“Grant Thornton”) to serve as our independent auditors for the 2003 fiscal year ending January 3, 2004. KPMG audited our financial statements for fiscal year 2002 and had been our independent auditors since June 22, 2002.

     On June 22, 2002, our Board of Directors, following a recommendation from its Audit Committee, decided to dismiss Arthur Andersen LLP (“Andersen”) as our independent public accountants and auditors and engaged KPMG to serve as our independent auditors for the 2002 fiscal year ending December 28, 2002. Andersen audited our financial statements for fiscal year 2001 and had been our independent public accountants and auditors since 1994.

     For the fiscal year ended December 28, 2002, KPMG’s report on our consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion, and it was not qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained a separate paragraph stating, “the fiscal 2001 and fiscal 2000 consolidated financial statements and financial statement schedule of K-Tron International, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 7, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, ‘Goodwill and Other Intangible Assets,’ which was adopted by the Company as of December 30, 2001. In our opinion, such disclosures for fiscal 2001 and fiscal 2000 in Note 7 are appropriate. However, we were not engaged to audit, review or apply any procedures to the fiscal 2001 and fiscal 2000 consolidated financial statements and financial statement schedule of K-Tron International, Inc. and subsidiaries other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 and fiscal 2000 consolidated financial statements taken as a whole.”

     For the fiscal year ended December 30, 2001, Andersen’s report on our consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion, and it was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the fiscal year ended December 28, 2002 and through August 13, 2003, and during the fiscal year ended December 30, 2001 and through June 22, 2002, there were no disagreements with KPMG or Andersen, respectively, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the respective former auditors’ and accountants’ satisfaction, would have caused the former auditors or accountants to make reference to the subject matter of the disagreements in connection with any of their respective reports on our consolidated financial statements for such years.

     We disclosed the foregoing information with respect to KPMG in a current report on Form 8-K filed August 20, 2003 and amended in a current report on Form 8-K/A filed August 25, 2003 (collectively, the “KPMG Form 8-K”). We provided KPMG with a copy of this disclosure and requested KPMG to furnish us with a letter addressed to the Securities and Exchange Commission stating whether KPMG agreed with the statements in the disclosure and, if not, stating the respects in which it did not agree. KPMG issued a letter stating that it had read the pertinent paragraphs of the KPMG Form 8-K and was in agreement with the statements contained therein, except that KPMG said that it was not in a position to agree or disagree with our statement that Grant Thornton was not engaged regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on our consolidated financial statements. KPMG’s letter was filed as an exhibit to the KPMG Form 8-K.

     We also disclosed the foregoing information with respect to Andersen in a current report on Form 8-K filed June 26, 2002 (the “Andersen Form 8-K”). We provided Andersen with a copy of this disclosure and requested Andersen to furnish us with a letter addressed to the Securities and Exchange Commission stating whether Andersen agreed with the statements by the Company in the foregoing disclosure and, if not, stating the respects in which it did not agree. Andersen’s letter stated that it had read the pertinent paragraphs of the Andersen Form 8-K and was in agreement with the statements contained therein. Andersen’s letter was filed as an exhibit to the Andersen Form 8-K.

     During the fiscal year ended December 28, 2002 and through August 13, 2003, and during the fiscal year ended December 30, 2001 and through June 22, 2002, we did not consult with Grant

Thornton or KPMG, respectively, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Change in Control over Financial Reporting

     No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by Item 10 of Form 10-K will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

     The required information as to executive officers is set forth in Part I hereof and is incorporated herein by reference.

Item 11. Executive Compensation.

     The information called for by Item 11 of Form 10-K will be set forth under the caption “Executive Compensation” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

     The information called for by Item 12 of Form 10-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     None.

Item 14. Principal Accountant Fees and Services.

     The information called for by Item 14 of Form 10-K will be set forth under the caption “Audit Fees and All Other Fees” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1. Financial Statements. The following consolidated financial statements are filed as part of this annual report on Form 10-K:

Page
Report of Independent Certified Public Accountants	F-1

Previously Issued Independent Auditors’ Report	F-2

Previously Issued Report of Independent Public Accountants	F-3

               2. Financial Statement Schedule. The following consolidated financial statement schedule is filed as part of this annual report on Form 10-K:

Page
Schedule II – Valuation and Qualifying Accounts for the Fiscal Years Ended January 3, 2004, December 28, 2002 and December 29, 2001	S-1

               3. Exhibits. The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number	Description
2.1	Basic Agreement regarding the Assignment of Assets of the Hasler Division between K-Tron (Suisse) SA and MJ Entreprises SA dated July 31, 2001 (Filed as Exhibit 2.1 to our report on Form 10-Q for the quarterly period ended September 29, 2001 and incorporated herein by reference)

2.2	Stock Purchase Agreement dated January 2, 2003 by and among John D. Whalen, Donald J. Carrozzino, Frank Wallitsch, Jr. and Nancy S. Hansen and PCC Acquisition Co. (Filed as Exhibit 2.1 to our report on Form 8-K dated January 2, 2003 and filed with the Securities and Exchange Commission on January 15, 2003 (“January 2003 Form 8-K”) and incorporated herein by reference)

3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 (“1998 Form 10-K”) and incorporated herein by reference)

3.2	By-laws, as amended (Filed as Exhibit 3.2 to our annual report on Form 10-K for the year ended December 29, 2001 (“2001 Form 10-K”) and incorporated herein by reference)

Exhibit
Number	Description
4.1	Form of Certificate for Shares of Common Stock (Filed as Exhibit 4.1 to the 1998 Form 10-K and incorporated herein by reference)

4.2	Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K dated October 16, 2001 and incorporated herein by reference)

10.1	1986 Stock Option Plan, as amended and restated (Filed as Exhibit 10.2.1 to our annual report on Form 10-K for the year ended January 4, 1992 (“1991 Form 10-K”) and incorporated herein by reference)**

10.2	K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.3	Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.4 to the 2001 Form 10-K and incorporated herein by reference)**

10.4	K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.5	Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**

10.6	Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**

10.7	Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick (Filed as Exhibit 10.9 to our annual report on Form 10-K for the year ended January 1, 2000 (“1999 10-K”) and incorporated herein by reference)**

10.8	Form of Employment Agreement with certain of our employees, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.9	Form of Indemnification Agreement with certain of our directors and officers listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to the 1999 Form 10-K and incorporated herein by reference)**

10.9A	Supplement to Schedule 10.9, listing additional directors and officers who are parties to an Indemnification Agreement referenced in Exhibit 10.9. (Filed as Exhibit 10.11A to the 2001 Form 10-K and incorporated herein by reference)

Exhibit
Number	Description
10.10	Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.15 to the 1999 Form 10-K and incorporated herein by reference)

10.11	Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit 10.16 to the 1999 Form 10-K and incorporated herein by reference)

10.12	Loan Modification Agreement dated July 9, 2002 between K-Tron America, Inc. and The Bank (formerly The Bank of Gloucester County) (Filed as Exhibit 10.14 to our annual report on Form 10-K for the year ended December 28, 2002 and incorporated herein by reference)

10.13	Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.17 to the 1999 Form 10-K and incorporated herein by reference)

10.14	Note dated December 20, 2002 from K-Tron America, Inc. in favor of The Bank (Filed as Exhibit 10.3 to the January 2003 Form 8-K and incorporated herein by reference)

10.15	Loan Modification Agreement dated December 20, 2002 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.4 to the January 2003 Form 8-K and incorporated herein by reference)

10.16	Loan Modification Agreement dated July 9, 2003 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 2003 and incorporated herein by reference)

10.17	Loan Modification Agreement dated December 31, 2003 between K-Tron America, Inc. and The Bank*

10.18	Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to the January 2003 Form 8-K and incorporated herein by reference)

10.19	Amendment No. 1 dated May 12, 2003 to Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended June 28, 2003 and incorporated herein by reference)

10.20	Form of the Stockholder Note issued to each of the individuals listed on Schedule 10.2, which notes are identical in all material respects except for the payee, the principal amount of the note and the amount of each installment to be paid thereunder (Filed as Exhibit 10.2 to the January 2003 Form 8-K and incorporated herein by reference)

21.1	Subsidiaries*

23.1	Consent of Grant Thornton LLP*

Exhibit
Number	Description
23.2	Consent of KPMG LLP*

24.1	Power of Attorney (Included on Signature Page)*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit

Copies of the exhibits are available to shareholders (upon payment of a $.20 per page fee to cover our expenses in furnishing the exhibits) from Ronald R. Remick, Senior Vice President and Chief Financial Officer, K-Tron International, Inc., Routes 55 and 553, P.O. Box 888, Pitman, New Jersey 08071-0888.

(b) Reports on Form 8-K.

Current Report on Form 8-K dated October 16, 2003 and furnished to the Securities and Exchange Commission on October 21, 2003 reporting the third quarter 2003 financial results.

(c) Exhibits. See (a) 3 above.

(d) Financial Statement Schedules. See (a) 2 above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRON INTERNATIONAL, INC.
Date: March 31, 2004	By EDWARD B. CLOUES, II Edward B. Cloues, II Chief Executive Officer

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

Signature	Date	Capacity

EDWARD B. CLOUES, II Edward B. Cloues, II	March 31, 2004	Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors
RONALD R. REMICK Ronald R. Remick	March 31, 2004	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)
ALAN R. SUKONECK Alan R. Sukoneck	March 31, 2004	Vice President, Chief Accounting and Tax Officer (principal accounting officer)
NORMAN COHEN Norman Cohen	March 31, 2004	Director
ROBERT A. ENGEL Robert A. Engel	March 31, 2004	Director
EDWARD T. HURD Edward T. Hurd	March 31, 2004	Director
RICHARD J. PINOLA Richard J. Pinola	March 31, 2004	Director

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements

January 3, 2004 and December 28, 2002

(With Independent Certified Public Accountants’ Report Thereon)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Certified Public Accountants

Board of Directors
K-Tron International, Inc.

     We have audited the accompanying consolidated balance sheet of K-Tron International, Inc. and Subsidiaries as of January 3, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal year ended January 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Tron International, Inc. and Subsidiaries as of January 3, 2004 and the consolidated results of their operations and cash flows for the fiscal year ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited the accompanying Schedule II of K-Tron International, Inc. and Subsidiaries as of January 3, 2004 and for the fiscal year ended January 3, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 11, 2004

Independent Auditors’ Report

The Board of Directors and Shareholders
K-Tron International, Inc.:

We have audited the accompanying consolidated balance sheet of K-Tron International, Inc. and subsidiaries as of December 28, 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended, as listed in the accompanying index. In connection with our audit of the fiscal 2002 consolidated financial statements, we also have audited the fiscal 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The fiscal 2001 consolidated financial statements and financial statement schedule of K-Tron International, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revision described in Note 7 to the consolidated financial statements, in their report dated February 6, 2002.

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

As discussed above, the fiscal 2001 consolidated financial statements and financial statement schedule of K-Tron International, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 7, these consolidated financial statements have been revised to reflect the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of December 30, 2001. In our opinion, such disclosures for fiscal 2001 in Note 7 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 consolidated financial statements and financial statement schedule of K-Tron International, Inc. and subsidiaries other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 consolidated financial statements taken as a whole.

KPMG LLP

Philadelphia, Pennsylvania
February 10, 2003

Report of Independent Public Accountants

To K-Tron International, Inc.:

We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. (a New Jersey corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements as of December 29, 2001 and for each of the three fiscal years in the period ended December 29, 2001, is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
February 6, 2002

Note: The report above is a copy of a previously issued report and it has not been reissued by Arthur Andersen LLP (Andersen). Certain financial information for the fiscal year ended December 29, 2001 was not reviewed by Andersen and includes, as described in Note 7, the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of December 30, 2001.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	January 3,	December 28,
	2004	2002
Assets
Current assets:
Cash and cash equivalents	$4,506	$2,694
Accounts receivable, net of allowance for doubtful accounts of $820 and $716	19,273	15,275
Inventories	13,566	9,318
Deferred income taxes	442	169
Prepaid expenses and other current assets	1,698	1,775

Total current assets	39,485	29,231

Property, plant, and equipment, net of accumulated depreciation of $31,123 and $27,803	26,916	16,170
Patents, net of accumulated amortization of $887 and $719	1,893	767
Goodwill	2,053	2,053
Other intangibles, net of accumulated amortization of $120	10,218	—
Notes receivable and other assets	2,111	2,238
Deferred income taxes	405	—

Total assets	$83,081	$50,459

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,541	$2,005
Accounts payable	6,361	4,934
Accrued expenses and other current liabilities	7,429	5,845
Accrued commissions	2,482	1,532
Customer advances	1,757	809
Deferred income taxes	794	—

Total current liabilities	22,364	15,125

Long-term debt, net of current portion	24,574	6,499
Deferred income taxes	947	416
Other non-current liabilities	82	—

Series B Junior Participating Preferred Shares $0.01 par value.
Authorized 50,000 shares; issued none	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 950,000 shares; issued none	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued 4,449,928 and 4,433,342 shares	44	44
Paid-in capital	16,922	16,701
Retained earnings	42,491	38,768
Accumulated other comprehensive income	3,171	420

	62,628	55,933
Treasury stock, 2,002,574 shares, at cost	(27,514)	(27,514)

Total shareholders’ equity	35,114	28,419

Total liabilities and shareholders’ equity	$83,081	$50,459

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except share data)

	For the Fiscal Year Ended
	January 3,	December 28,	December 29,
	2004	2002	2001
Revenues	$94,676	$68,231	$71,819
Cost of revenues	55,903	39,373	43,022

Gross profit	38,773	28,858	28,797

Operating expenses:
Selling, general, and administrative	29,245	21,533	23,846
Research and development	2,695	2,429	2,644

	31,940	23,962	26,490

Operating income	6,833	4,896	2,307

Interest expense	1,590	500	1,028

Income before income taxes	5,243	4,396	1,279

Income tax provision	1,520	1,112	231

Net income	$3,723	$3,284	$1,048

Basic earnings per share	$1.53	$1.35	$0.43
Diluted earnings per share	1.49	1.33	0.43

Average common shares outstanding	2,437,000	2,432,000	2,435,000
Average common and common equivalents shares outstanding	2,502,000	2,461,000	2,465,000

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended January 3, 2004, December 28, 2002 and December 29, 2001

(Dollars in thousands)

	Common stock		Paid-in	Retained	Accumulated other comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total

Balance,
December 31, 2000	4,403,871	$44	$16,437	$34,436	$(2,547)	1,967,550	$(27,059)	$21,311
Comprehensive income:
Net income	—	—	—	1,048	—	—	—	1,048
Translation adjustments	—	—	—	—	(620)	—	—	(620)

Total comprehensive income								428

Issuance of stock	28,871	—	260	—	—	(10,000)	138	398
Purchase of treasury shares	—	—	—	—	—	43,700	(576)	(576)

Balance,
December 29, 2001	4,432,742	44	16,697	35,484	(3,167)	2,001,250	(27,497)	21,561
Comprehensive income:
Net income	—	—	—	3,284	—	—	—	3,284
Translation adjustments	—	—	—	—	3,587	—	—	3,587

Total comprehensive income								6,871

Issuance of stock	600	—	4	—	—	—	—	4
Purchase of treasury shares	—	—	—	—	—	1,324	(17)	(17)

Balance,
December 28, 2002	4,433,342	44	16,701	38,768	420	2,002,574	(27,514)	28,419
Comprehensive income:
Net income	—	—	—	3,723	—	—	—	3,723
Translation adjustments	—	—	—	—	2,800	—	—	2,800
Unrealized (loss) on interest rate swap, net of tax	—	—	—	—	(49)	—	—	(49)

Total comprehensive income								6,474

Issuance of stock	16,586	—	221	—	—	—	—	221

Balance,
January 3, 2004	4,449,928	$44	$16,922	$42,491	$3,171	2,002,574	$(27,514)	$35,114

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Fiscal Year Ended

	January 3,	December 28,	December 29,
	2004	2002	2001
Operating activities:
Net income	$3,723	$3,284	$1,048
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of assets	—	—	378
Depreciation and amortization	2,873	2,499	2,921
Deferred income taxes	502	192	78
Changes in assets and liabilities:
Accounts receivable, net	440	1,179	5,269
Inventories	917	1,765	876
Prepaid expenses and other current assets	440	(309)	406
Other assets	308	4	(24)
Accounts payable	(675)	179	(4,811)
Accrued expenses and other current liabilities	832	1,156	(888)

Net cash provided by operating activities	9,360	9,949	5,253

Investing activities:
Proceeds from disposition of assets	—	—	776
Business acquired, net of cash acquired	(20,276)	—	(621)
Capital expenditures	(3,311)	(2,967)	(2,144)
Other	(24)	138	(68)

Net cash used in investing activities	(23,611)	(2,829)	(2,057)

Financing activities:
Net borrowings under notes payable to banks	458	—	286
Proceeds from issuance of long-term debt	20,000	821	412
Principal payments on long-term debt	(5,079)	(7,859)	(1,955)
Purchase of treasury stock	—	(17)	(576)
Proceeds from issuance of common stock	221	4	398

Net cash provided by (used in) financing activities	15,600	(7,051)	(1,435)

Effect of exchange rate changes on cash and cash equivalents	463	411	(100)

Net increase in cash and cash equivalents	1,812	480	1,661
Cash and cash equivalents:
Beginning of year	2,694	2,214	553

End of year	$4,506	$2,694	$2,214

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,578	$575	$944
Income taxes (refund)	556	(84)	268

Business acquired through seller notes	4,000	—	—

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

(1)	Nature of Operations

K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”) design, engineer, produce, market, sell and service material handling equipment and systems for a wide variety of industrial markets. The Company has manufacturing facilities in the United States, Switzerland, the United Kingdom and Canada, and its equipment is sold throughout the world.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. For the year ended January 3, 2004, these subsidiaries include Pennsylvania Crusher Corporation (“Penn Crusher”), which was acquired on January 2, 2003 (see Note 3), and its wholly-owned subsidiary, Jeffrey Specialty Equipment Corporation (“Jeffrey”). All material intercompany accounts and transactions have been eliminated.

(b)	Fiscal Year

The Company’s fiscal year is reported on a fifty-two/fifty-three week period. Fiscal years ended January 3, 2004 (referred to herein as 2003), December 28, 2002 (referred to herein as 2002), and December 29, 2001 (referred to herein as 2001) include fifty-three weeks for 2003 and fifty-two weeks for each of 2002 and 2001.

(c)	Cash and Cash Equivalents

All cash equivalents represent highly liquid, interest-bearing investments purchased with original maturities of three months or less.

(d)	Inventories

Inventories are stated at the lower of cost or market and are accounted for using the first-in, first-out method.

(e)	Property, Plant, and Equipment

Property, plant, and equipment is carried at cost and is depreciated on a straight-line basis over the following estimated useful lives: buildings and improvements, 30 to 50 years; automotive equipment, 3 years; machinery and equipment, 3 to 10 years; and furniture and equipment, including computer equipment and software, 5 to 7 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of such assets or the remaining term of the applicable lease.

(f)	Patents

Patents are stated at cost less accumulated amortization. The costs of patents are amortized on a straight-line basis over the remaining economic lives of the respective assets, but in no event longer than the remaining legal lives.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

(g)	Goodwill and Other Intangible Assets

When a company is acquired, the excess of the purchase price over the fair value of its net assets, including identifiable intangibles, is goodwill. Goodwill is recorded as an asset on the balance sheet.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Statement provides that goodwill and intangible assets with indefinite lives are no longer amortized on a recurring basis, but instead are subject to impairment testing at least annually. The Company adopted SFAS No. 142 on December 30, 2001. Accordingly, the Company no longer amortizes goodwill, and it amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. In accordance with the provisions of SFAS No. 142, the Company performed impairment tests on goodwill and other intangible assets, which indicated no impairment. Disclosures required by SFAS No. 142 are presented in Note 7.

Prior to December 30, 2001, the Company amortized goodwill on a straight-line basis over 15 to 30 years. Intangible assets which do not have indefinite lives are being amortized on a straight line basis over the expected periods of benefit, which range from 17 to 50 years.

(h)	Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes are provided for differences between amounts shown for financial reporting purposes and those included with tax return filings that will reverse in future periods. Additionally, the effects of income taxes are measured based upon enacted tax laws and rates.

(i)	Revenue Recognition

Revenue is recognized when risk of ownership and title to the product transfers to the customer, which usually occurs at the time goods are shipped.

(j)	Research and Development

Expenditures for research, development and engineering of products are expensed as incurred.

(k)	Foreign Currency

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at current rates of exchange at year-end. Revenues and expenses are translated at average rates prevailing during the year. The Company recognized a foreign currency transaction gain of approximately $227,000 for 2003 and incurred foreign currency transaction losses of approximately $604,000 and $160,000 for 2002 and 2001, respectively. These transaction gains or losses are recorded within the Consolidated Statements of Income. Translation gains and losses are recorded as a separate component of shareholders’ equity.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

(l)	Stock Option Accounting

To account for its stock options, the Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, issued in March 2000. Reference should be made to Note 11 for additional information regarding the Company’s equity compensation plans.

(m)	Fair Value of Financial Instruments

The carrying value of financial instruments such as cash, accounts receivable and payable, and other current assets and liabilities approximates their fair value, based on the short-term nature of these instruments. The carrying amount of the Company’s long-term debt and notes payable approximates their fair value. Their fair value is estimated based on the current rates offered to the Company for debt and notes payable of the same remaining maturities.

(n)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: determination of an asset’s useful life, estimates of allowances for bad debts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, inventory reserves, warranty costs, legal contingencies and estimates of realizability of deferred tax assets.

(o)	New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long-lived asset. The application of this statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it ceases operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company’s adoption of this statement did not have a material impact on the financial position or results of operations of the Company.

The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company’s adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.

The Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections”. SFAS No. 145 changes the accounting principles governing extraordinary items by clarifying and, to some extent, modifying the existing definition and criteria, specifying disclosure for extraordinary items and specifying disclosure requirements for other unusual or infrequently occurring events and transactions that are not extraordinary items. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company’s adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company’s adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 were adopted by the Company during the quarter ended March 29, 2003. See Note 11.

In November 2002, FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, was issued (“FIN 45”). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not historically issued guarantees that would be subject to the interpretation, and its adoption of FIN 45 did not have a material effect on its fiscal 2003 consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The adoption of the provisions of FIN 46 effective February 1, 2003 did not have a material impact on the Company’s consolidated financial statements since the Company currently does not have variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. The Company’s adoption of the provisions of FIN 46R effective January 3, 2004 did not have a material impact on the Company’s consolidated financial statements since the Company currently does not have any SPEs.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting for derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The Company’s adoption of SFAS No. 149 did not have a material impact on the financial position or results of operations of the Company.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments:

-	mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

-	instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and

-	obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS No. 150 did not have a material effect on the Company’s financial position, results of operations or cash flows.

(3)	Acquisition

On January 2, 2003, the Company acquired all of the stock of privately-held Penn Crusher. As a result of this purchase, the Company also acquired Jeffrey, a wholly-owned subsidiary of Penn Crusher. The purchase price for the Penn Crusher stock was $23,500,000 paid at closing, a post-closing adjustment of $205,000 based on Penn Crusher’s consolidated stockholders’ equity at December 31, 2002 and $1,288,000 in the quarter ended January 3, 2004 in conjunction with the Company’s IRS Code section 338(h)(10) election relating to such acquisition. Of this amount, $20,993,000 was paid in cash and $4,000,000 was in unsecured promissory notes which are payable in equal, annual installments on January 2 of 2005, 2006 and 2007. The excess of the purchase price over the carrying value of the net assets acquired was $16,649,000, which was allocated as follows:

2003
(In thousands)
Inventories	$356
Property, plant and equipment	4,704
Patents	1,251
Drawings	3,550
Trademarks and tradenames	1,890
Customer relationships	4,898

$16,649

Drawings, trademarks and tradenames and customer relationships are included in other intangibles in the consolidated balance sheet.

If the acquisition of Penn Crusher had occurred at the beginning of 2001, pro forma K-Tron revenues, net income and diluted earnings per share for 2001 and 2002 would have been as follows:

	2001	2002
	(In thousands, except per share)
Revenues	$110,016	$103,607
Net income	2,999	4,376
Diluted earnings per share	1.22	1.78

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

The pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition-related items such as depreciation and amortization of property, plant, and equipment and identified intangibles, increased interest expense on acquisition debt and the related income tax effects. This unaudited pro forma disclosure is presented for informational purposes only and should not be construed to be indicative of the actual results of operations of the combined companies for the periods indicated or of the results that may be obtained in the future.

(4)	Disposition of Assets

On July 31, 2001, the Company sold its Hasler heavy feeder business to the largest distributor of Hasler equipment and recorded a pretax loss of $620,000. The assets sold were primarily inventory and fixed assets. The buyer took over operation of the Hasler leased sales office in Neuchátel, Switzerland, and entered into an agreement to lease a Company-owned facility in Lengerich, Germany.

The purchase price consisted of a combination of 1,000,000 Swiss francs cash (approximately $594,000), two interest-bearing promissory notes that total 3,017,327 Swiss francs (approximately $1,792,000 in total), which amortize over seven years, and a less than 20% equity position in the buyer, which notes and equity interest are included in other assets. The interest rates on the notes are reset on July 31 of each year based upon the twelve-month euro and the twelve-month Swiss LIBOR rates, plus 1.50%. At July 31, 2003, the interest rates were set at 3.6% on the euro LIBOR rate loan and 2.0% on the Swiss LIBOR rate loan. The Company retained all of the Hasler accounts receivable and payable at the time of the sale as well as ownership of the building in Lengerich, Germany which is being leased to the buyer. The buyer has made all required payments on the promissory notes, and the total principal amount of these notes was reduced to 2,338,000 Swiss francs (approximately $172,000 on the euro LIBOR rate loan and $1,715,000 on the Swiss LIBOR rate loan) as of January 3, 2004. The U.S. dollar numbers mentioned in this paragraph reflect the Swiss franc/U.S. dollar exchange rates at the dates referred to, which were July 31, 2001 and January 3, 2004.

In December 2001, the Company sold its Swiss machine and welding shops and recorded a pretax gain of $242,000. The purchase price consisted of a combination of 300,000 Swiss francs cash (approximately $182,000) and a 700,000 Swiss franc obligation (approximately $420,000) which is supported by a bank guaranty and was reduced to 355,000 Swiss francs ($287,000) as of January 3, 2004. The U.S. dollar numbers mentioned in this paragraph reflect the Swiss franc/U.S. dollar exchange rate at December 29, 2001.

Both the loss on the sale of the Hasler heavy feeder business and the gain on the sale of the Swiss machine and welding shops are included in selling, general, and administrative expenses on the consolidated statements of income.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

(5)	Inventories

Inventories consist of the following:

	2003	2002
	(In thousands)
Components	$13,676	$9,163
Work-in-process	1,635	1,151
Finished goods	62	103
Inventory reserves	(1,807)	(1,099)

	$13,566	$9,318

(6)	Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

	2003	2002
	(In thousands)
Land	$1,492	$1,198
Buildings and improvements	22,922	18,349
Automotive equipment	363	479
Machinery and equipment	13,771	8,596
Furniture and equipment, including computer equipment and software	19,491	15,351

	58,039	43,973
Less accumulated depreciation and amortization	(31,123)	(27,803)

	$26,916	$16,170

Depreciation of property, plant, and equipment for 2003, 2002 and 2001 was $2,544,000, $2,282,000 and $2,496,000, respectively.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

(7)	Goodwill and Other Intangible Assets

The following table presents the adjusted net income and adjusted per share amounts for the years ended 2003, 2002 and 2001, as if goodwill had not been amortized. The total goodwill amortization is shown after-tax in the following table.

	2003	2002	2001
	(In thousands, except per share)
Net Income
As reported	$3,723	$3,284	$1,048
Effect of goodwill amortization	—	—	345

As adjusted	3,723	3,284	1,393
Basic Earnings Per Share
As reported	1.53	1.35	0.43
Effect of goodwill amortization	—	—	0.14

As adjusted	1.53	1.35	0.57
Diluted Earnings Per Share
As reported	1.49	1.33	0.43
Effect of goodwill amortization	—	—	0.14

As adjusted	1.49	1.33	0.57

Intangible assets consist of the following:

	2003		2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Patents	$2,780	$887	$1,486	$719
Drawings	3,550	71	—	—
Customer relationships	4,898	49	—	—

	$11,228	$1,007	$1,486	$719

Unamortized intangible assets Trademarks and tradenames	$1,890		—

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition) over the expected periods of benefit, which range from 17 to 50 years. The amortization expense of intangible assets for 2003 and 2002 was $288,000 and $83,000, respectively. Intangible assets of $11,589,000 were acquired in 2003 as part of the acquisition of Penn Crusher (see Note 3).

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

Future annual amortization of intangible assets is as follows:

Amount
(In thousands)
Fiscal year:
2004	$420
2005	420
2006	420
2007	420
2008	420
Thereafter	8,121

$10,221

(8)	Accrued Warranty

The Company offers a one-year product warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for fiscal 2003 and 2002.

	2003	2002
	(In thousands)
Beginning balance	$687	$662
Accrued warranty of acquired business	553	—
Accrual of warranty expense	1,254	1,151
Warranty costs incurred	(1,580)	(1,216)
Foreign exchange adjustment	53	90

Ending balance	$967	$687

(9)	Notes Payable to Banks and Long-Term Debt

To finance the January 2003 Penn Crusher acquisition described in Note 3, the Company borrowed $20,000,000 from two U.S. banks and also issued $4,000,000 in unsecured promissory notes to the former Penn Crusher stockholders.

The Company borrowed $5,000,000 from a U.S. bank through its U.S. manufacturing subsidiary. The loan was combined with an outstanding term loan from that bank to that subsidiary and resulted in a $7,333,000 term loan. Monthly principal payments of $83,000 plus interest at a fixed rate of 5.625% on approximately half the loan and at a variable rate of one-month LIBOR plus 1.85% on the other half (2.97% at January 3, 2004) began in February 2003, with the final principal payment of approximately $2,416,000 plus interest being due in January 2008. This loan is secured by substantially all of the assets of the U.S. manufacturing subsidiary and is guaranteed by K-Tron International, Inc. As of January 3, 2004, there was $6,417,000 in principal outstanding under the term loan facility. The term loan facility

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

requires that the Company comply with certain covenants relating to the consolidated debt to net worth ratio, minimum annual debt coverage and minimum net worth. At January 3, 2004, the Company was in compliance with these covenants.

Penn Crusher borrowed $15,000,000 from another U.S. bank consisting of an aggregate of $13,500,000 term debt ($10,000,000 with a five-year term and $3,500,000 with a six-year term) and $1,500,000 under a five-year revolving credit facility. Subject to certain conditions, the revolving credit facility provides for up to $3,500,000 of total availability, including the $1,500,000 originally borrowed thereunder. There was nothing borrowed under the revolving credit facility as of January 3, 2004. Quarterly term debt principal payments of $400,000 began March 31, 2003 and increase each year by $62,500 per quarter (or $250,000 per year in the aggregate) through December 31, 2007, with final quarterly principal payments of $750,000 in 2008. Interest is based on one- to six-month LIBOR plus 3% to 3.5%, and the 3% to 3.5% can be reduced to 2% to 2.5% upon meeting certain financial ratios. As of January 3, 2004, there was $8,500,000 outstanding on the five-year term loan and $3,400,000 outstanding on the six-year term loan. In January 2003, Penn Crusher entered into an interest rate swap related to the entire $10,000,000 five-year term loan such that interest will not exceed 6.11% for the full term of the loan and can be reduced to 5.11% upon meeting certain financial ratios. The interest rates on the $10,000,000 term loan and the $3,500,000 term loan were 6.11% and 4.73%, respectively, as of January 3, 2004. The Penn Crusher debt is guaranteed by Jeffrey and secured by substantially all of the assets of Penn Crusher and Jeffrey, but it is not guaranteed by the parent company (K-Tron International, Inc.) or any other subsidiary (except by a non-recourse pledge of the stock of Penn Crusher). The term loans and revolving credit facility require that Penn Crusher comply with certain covenants relating to tangible net worth, fixed charge coverage ratio and total debt to EBITDA ratio. At January 3, 2004, Penn Crusher was in compliance with these covenants.

In addition, K-Tron International, Inc. issued $4,000,000 of unsecured promissory notes to the former Penn Crusher stockholders as part of the Penn Crusher purchase price. These notes are payable in three equal, annual installments on the second, third and fourth anniversaries of the January 2, 2003 closing date. Interest at 6% per annum is payable quarterly. The first principal payout of $1,333,334 is due on January 2, 2005.

At January 3, 2004, the Company’s Swiss subsidiary had separate credit facilities totaling 13 million Swiss francs (approximately $10.5 million) with three Swiss banks. The Company’s real property in Switzerland is pledged as collateral. As of January 3, 2004, there were borrowings of 1.5 million Swiss francs (approximately $1.2 million) under these facilities, with 11.5 million Swiss francs (approximately $9.3 million) available for future borrowings, letters of credit and customer guarantees. The annual interest rates on the outstanding borrowings range from 1.7% to 2.1%.

In June 1998, the Company’s U.S. manufacturing subsidiary refinanced its 20-year mortgage with a U.S. bank for $2.7 million at an annual interest rate of 7.625%. In July 2002, the annual interest rate was reduced to 6.45% and, beginning August 1, 2002, this loan became repayable in eighty-three monthly principal and interest payments of $23,784 each, with a final payment of $1,042,000 plus interest due on August 1, 2009. As of January 3, 2004, the principal amount owed on this borrowing was $2,052,000.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

Also in June 1998, this same U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with the U.S. bank that holds the mortgage. As of January 3, 2004, there was $1,935,000 borrowed under this credit facility, which has now been extended through July 2005, and $3,065,000 was available for future borrowings. The annual interest rate as of January 3, 2004 was 3.75%.

Under the terms of the various U.S. credit facilities, fixed assets with a book value of $14,412,000 and accounts receivable and inventory with a book value of $7,720,000 are pledged as collateral. In addition, fixed assets with a book value of $6,725,000 are pledged as collateral under the Swiss credit facilities.

Long-term debt consists of the following:

	2003	2002
	(In thousands)
U.S. mortgage, interest at 6.45%	$2,052	$2,197
U.S. line of credit, interest at 3.75%	1,935	—
U.S. term facility, interest at 2.97% to 6.11%	18,317	2,188
Unsecured notes payable, interest at 6%	4,000	—
Swiss facilities, interest at 1.7% to 2.1%	1,211	2,697
Other	600	1,422

	28,115	8,504
Less current portion	(3,541)	(2,005)

	$24,574	$6,499

Future annual principal payments required on long-term debt are as follows:

Amount
(In thousands)
Fiscal year:
2004	$3,541
2005	7,856
2006	4,307
2007	5,100
2008	6,315
Thereafter	996

$28,115

(10)	Employee Benefit Plans

The Company has a profit-sharing and thrift plan (the “K-Tron Plan”) for all U.S. employees except for those of Penn Crusher and its subsidiary and a thrift plan (the “Penn Crusher Plan”) for all Penn Crusher and its subsidiary’s U.S. employees. The K-Tron Plan requires employees to have at least six months of service and employment at the end of the year in order to be eligible to receive a matching contribution under the thrift portion of the plan. All Company contributions to the K-Tron Plan are at the discretion of

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

the board of directors. The Company’s profit-sharing contribution, if any, vests over a five-year period. Employees may voluntarily participate in the thrift portion of the K-Tron Plan and authorize payroll deductions ranging from 1% to 50% of their compensation. Related matching Company contributions are vested immediately. The board of directors authorized matching contributions of 100% of the first 6% of participants’ compensation for the K-Tron Plan employees for each of 2003, 2002 and 2001. The board of directors did not authorize any 2003, 2002 or 2001 contribution to the profit-sharing portion of the K-Tron Plan.

The Penn Crusher Plan covers employees who have worked for Penn Crusher or its subsidiary for at least one year and who voluntarily choose to participate in the Plan, and it authorizes payroll deductions ranging from 1% to 50% of compensation with matching monthly contributions of 100% of the first 4% of participants’ compensation.

Substantially all foreign employees participate in defined contribution group pension plans. Contributions are paid by the employee and employer at percentages that vary according to age and other factors.

The Company expense associated with the thrift plans for 2003, 2002 and 2001 was $668,000, $375,000 and $383,000, respectively. The foreign pension expense for 2003, 2002 and 2001 was $941,000, $776,000 and $979,000, respectively.

In June 1981, the Company adopted an employee stock purchase plan under which eligible employees of the Company may elect to participate through payroll deductions for up to 10% of their gross compensation. Such deductions are used to purchase common stock of the Company at a price equal to 85% of the market value, not to exceed $25,000 of stock in any year. Under this plan, the Company issued 6,910 shares of common stock at an average price of $10.41 in 2001. This plan expired at the end of June 2001.

(11)	Shareholders’ Equity

In 2001, the board of directors determined the rights on 50,000 shares of the authorized preferred stock as the Series B Junior Participating Preferred Shares (the Series B Preferred Shares). Each one one-hundredth of a share of the Series B Preferred Shares carries voting and dividend rights that are equivalent to one share of the common stock. The voting and dividend rights are subject to adjustment in the event of a dividend on common stock which is payable in common stock or any subdivisions or combinations with respect to the outstanding shares of common stock. At the same time as the Series B Preferred Shares were established, the number of Series A Junior Participating Preferred Shares were reduced from 50,000 to 0 and returned to authorized but unissued shares of the Company’s preferred stock. The board of directors has not determined the rights on the remaining 950,000 shares of the authorized preferred stock as of January 3, 2004.

The Company had a stock option plan for nonemployee directors (the “1988 plan”) which expired in November 1998, but under which one option grant remained outstanding at the end of 2003. The plan provided that each eligible director was granted a single option to purchase 10,000 shares of the Company’s common stock at a price equal to the fair market value at the date of grant. The aggregate number of shares which could be issued under the plan was 100,000. These options had a term of ten years and became exercisable in four equal annual installments beginning on the date of the grant.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

The Company’s 1986 Stock Option Plan, as amended (the “1986 plan”), expired in January 1996, but some option grants under the 1986 plan remain outstanding. Key employees of the Company could be granted options to purchase shares of the Company’s common stock. These options could be either incentive stock options or nonqualified stock options. The Stock Option Committee under the 1986 plan determined the term of each option, but no option could be exercisable more than ten years from the date the option was granted. The Stock Option Committee also determined the option exercise price per share.

In 1996, the Company adopted the 1996 Equity Compensation Plan (the “1996 plan”), with features similar to the 1986 plan, except that the maximum number of shares that may be issued is 450,000. The 1996 plan also permits the awarding of restricted stock grants. The 1996 plan was amended in 1998, increasing the maximum number of shares that may be issued to 600,000 and allowing nonemployee directors to receive grants thereunder at fair market value. The 1996 plan is administered by a Stock Option Committee selected by the board of directors.

With respect to incentive stock options, the exercise price must at least equal the fair market value of a share of common stock as of the date the option was granted.

A summary of the Company’s stock option and restricted stock grant activity for the plans referred to above for the three fiscal years ended January 3, 2004 is as follows:

		Weighted average
	Outstanding	exercise price	Available
	shares	per share	shares
Balance, December 31, 2000	353,217	$14.43	310,668
Granted	136,000	12.47	(136,000)
Canceled	(18,867)	16.29	16,667
Exercised	(24,149)	9.46	—
Restricted stock granted	10,000	—	(10,000)
Restricted stock exercised	(10,000)	—	—

Balance, December 29, 2001	446,201	14.02	181,335
Granted	4,000	13.75	(4,000)
Canceled	(23,834)	14.28	13,834
Exercised	(600)	6.25	—

Balance, December 28, 2002	425,767	14.01	191,169
Granted	4,000	15.37	(4,000)
Canceled	(7,000)	14.09	7,000
Exercised	(21,000)	13.51	—

Balance, January 3, 2004	401,767	14.05	194,169

As of January 3, 2004, twelve employees held options under the 1986 plan for an aggregate of 36,100 shares at exercise prices per share ranging from $6.25 to $11.50 with a weighted average exercise price per share of $7.49. These options expire at varying times through 2005. As of January 3, 2004, twenty-seven employees and four nonemployee directors held options under the 1996 plan for an aggregate of 355,667 shares at exercise prices ranging from $12.20 to $19.00 with a weighted average exercise price

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

of $14.85. These options expire at varying times through 2013. As of January 3, 2004, one nonemployee director held an option under the 1988 plan for an aggregate of 10,000 shares at an exercise price of $9.25. This option expires in 2004.

Pro Forma Information

As permitted under SFAS No. 123, as amended by SFAS No. 148, the Company has elected to continue to account for compensation cost using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 requires the Company to disclose pro forma net income and pro forma earnings per share amounts, as if compensation expense were recognized for options granted after fiscal year 1994. Using this approach, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table:

	2003	2002	2001
	(In thousands, except per share)
Net income – as reported	$3,723	3,284	1,048
Net income – pro forma	3,522	2,941	702
Basic earnings per share – as reported	1.53	1.35	0.43
Basic earnings per share – pro forma	1.45	1.21	0.29
Diluted earnings per share – as reported	1.49	1.33	0.43
Diluted earnings per share – pro forma	1.41	1.20	0.28

This pro forma impact may not be representative of the effects for future years, and could increase if additional options are granted and amortized over the vesting period. For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 30.80%, 28.04% and 32.46%; risk-free interest rate of 2.76%, 5.02% and 5.20%; and expected life of 6.00 years, 6.00 years and 7.47 years for grants in 2003, 2002 and 2001, respectively.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility.

(12)	Shareholder Rights Plan

The Company has a Shareholder Rights Plan (the “Rights Plan”) which was adopted by the board of directors on October 16, 2001 and which replaced an earlier plan that was adopted on October 3, 1991 and expired on October 14, 2001. The new Rights Plan provides for the distribution as a dividend of one preferred stock purchase right (“a Right”) on each share of the Company’s common stock outstanding as of the close of business on October 29, 2001, and thereafter each share of the Company’s common stock will have a Right associated with it. The new Rights will expire on October 29, 2011, and each Right will entitle a shareholder to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock upon the terms specified in the Rights Plan. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15%

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

or more of the Company’s common stock, in each case without the approval of the Company’s board of directors.

(13)	Income Taxes

Following are the domestic and foreign components of income before income taxes:

	2003	2002	2001
	(In thousands)
United States	$2,581	$1,143	$774
Foreign	2,662	3,253	505

Income before income tax	$5,243	$4,396	$1,279

The income tax provision consists of the following:

	2003	2002	2001
	(In thousands)
Current:
Federal and state	$476	$204	$101
Foreign	542	716	52

Total current	1,018	920	153

Deferred:
Federal and state	502	192	71
Foreign	—	—	7

Total deferred	502	192	78

Total income tax provision	$1,520	$1,112	$231

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

Significant components of the deferred tax assets and liabilities at January 3, 2004 and December 28, 2002 are as follows:

	2003	2002
	(In thousands)
Deferred tax assets
Fixed assets and intangibles	$193	$—
Accrued liabilities	986	353
Net operating loss carryforwards	926	625
Inventory basis differences	173	156
Interest rate swap	33	—
Other	11	246

	2,322	1,380
Valuation allowance	(1,543)	(551)

Total assets	779	829

Deferred tax liabilities
Depreciation	(1,604)	(878)
Other	(69)	(198)

Total liabilities	(1,673)	(1,076)

Net deferred tax liability	$(894)	$(247)

Foreign and U.S. state operating loss carryforwards as of January 3, 2004 were $1,009,000 and $7,092,000, respectively. Foreign operating losses have an unlimited carryforward period. U.S. state operating losses are available through 2010.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances for all foreign and state net operating loss carryforwards and certain other deferred tax assets for which realization is dependent on future taxable earnings.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:

	2003	2002	2001
	(In thousands)
Income tax provision on income before income tax at statutory federal income tax rates	$1,783	$1,496	$435
Foreign tax rate differential	(303)	(210)	—
State tax, net of federal benefit	177	61	2
U.S. and foreign permanent tax differences	(28)	(44)	(80)
Changes in valuation allowance	(49)	(206)	(139)
Other	(60)	15	13

Income tax provision	$1,520	$1,112	$231

(14)	Related Party Transactions

During 2003 and 2002, the Company sold equipment to an entity in which it has a cost method investment. Sales during 2003 and 2002 were $824,000 and $512,000, respectively, with $427,000 and $190,000 in accounts receivable at January 3, 2004 and December 28, 2002, respectively.

(15)	Earnings Per Share

The Company previously adopted SFAS No. 128, “Earnings Per Share”, which requires that the Company report Basic and Diluted Earnings Per Share. Basic Earnings Per Share represents net income less preferred dividends divided by the weighted average number of common shares outstanding. Diluted Earnings Per Share is calculated similarly, except that the denominator includes the weighted average number of common shares outstanding plus the dilutive effect of options, warrants, convertible securities and other instruments with dilutive effects if exercised.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

The Company’s Basic and Diluted Earnings per Share are calculated as follows:

	Net income
	available
	to common		Earnings
	shareholders	Shares	per share
2003:
Basic	$3,723,000	2,437,000	$1.53
Common share equivalent of options issued	—	65,000	(0.04)

Diluted	$3,723,000	2,502,000	$1.49

2002:
Basic	$3,284,000	2,432,000	$1.35
Common share equivalent of options issued	—	29,000	(0.02)

Diluted	$3,284,000	2,461,000	$1.33

2001:
Basic	$1,048,000	2,435,000	$0.43
Common share equivalent of options issued	—	30,000	—

Diluted	$1,048,000	2,465,000	$0.43

Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. Such average number includes the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

(16)	Commitments and Contingencies

The Company leases certain office and plant facilities and equipment under noncancelable leases. These leases expire in periods ranging from one to eight years and, in certain instances, provide for purchase options.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

As of January 3, 2004, future minimum payments under operating leases having noncancelable terms in excess of one year are summarized below (in thousands):

Operating
leases
2004	$1,126
2005	804
2006	566
2007	480
2008	59
Thereafter	166

$3,201

Rent expense for 2003, 2002 and 2001 was $786,000, $427,000 and $445,000, respectively.

The Company has employment contracts with seven executives. Except in one case when two year’s advance notice is required, these contracts may be terminated by the Company with one year’s advance notice. Under the agreements, each individual is guaranteed minimum compensation over the contract period. As of January 3, 2004, the estimated future obligation under these contracts if all of them were to be terminated is $1,951,000.

The Company in the normal course of business has commitments, lawsuits, contingent liabilities, and claims. However, the Company does not expect that any sum it may have to pay in connection with these matters will have a material adverse effect on its consolidated financial position or results of operations.

(17)	Management Segment Information

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. SFAS No. 131 introduced a model for segment reporting called the management approach. The management approach is based on the way that the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company is engaged in one business segment, material handling equipment and systems. The Company operates in two primary geographic locations, North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”).

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

For years 2003, 2002 and 2001, the following table sets forth the Company’s segment information:

	Americas	EMEA/Asia	Eliminations	Consolidated
		(In thousands)
2003:
Revenues:
Sales to unaffiliated customers	$55,730	$38,946		$94,676
Sales to affiliates	2,518	2,734	$(5,252)	—

Total sales	$58,248	$41,680	$(5,252)	$94,676

Operating income	$4,577	$2,211	$45	$6,833
Interest expense				(1,590)

Income before income taxes				$5,243

Capital expenditures	$1,645	$1,666		$3,311
Depreciation and amortization expense	1,621	1,252		2,873
Total assets	46,719	36,362		83,081

2002:
Revenues:
Sales to unaffiliated customers	$28,727	$39,504		$68,231
Sales to affiliates	3,374	2,061	$(5,435)	—

Total sales	$32,101	$41,565	$(5,435)	$68,231

Operating income	$1,926	$2,906	$64	$4,896
Interest expense				(500)

Income before income taxes				$4,396

Capital expenditures	$1,995	$972		$2,967
Depreciation and amortization expense	1,248	1,251		2,499
Total assets	18,542	31,917		50,459

2001:
Revenues:
Sales to unaffiliated customers	$29,922	$41,897	—	$71,819
Sales to affiliates	4,443	1,865	$(6,308)	—

Total sales	$34,365	$43,762	$(6,308)	$71,819

Operating income	$1,537	$706	$64	$2,307
Interest expense				(1,028)

Income before income taxes				$1,279

Capital expenditures	$1,409	$735		$2,144
Depreciation and amortization expense	1,147	1,774		2,921
Total assets	18,981	28,663		47,644

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2004 and December 28, 2002

(18)	Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly financial data for 2003 and 2002 (in thousands, except per share data):

	2003 by quarter
	First	Second	Third	Fourth
Revenues	$23,398	$22,661	$22,158	$26,459
Gross profit	9,441	8,998	9,170	11,164
Net income	835	865	910	1,113
Basic earnings per share	0.34	0.36	0.37	0.46
Diluted earnings per share	0.34	0.35	0.36	0.44

	2002 by quarter
	First	Second	Third	Fourth
Revenues	$16,778	$16,877	$16,905	$17,671
Gross profit	7,136	7,194	6,936	7,592
Net income	751	814	836	883
Basic earnings per share	0.31	0.33	0.34	0.36
Diluted earnings per share	0.31	0.33	0.34	0.36

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Financial Statement Schedule

Schedule II

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended January 3, 2004, December 28, 2002 and December 29, 2001

	Balance at	Additions		Balance
	beginning	charged		at end
	of period	to income	Deductions(1)	of period
Fiscal year ended January 3, 2004
Allowance for doubtful accounts	$716,000	$285,000 (2)	$181,000	$820,000

Fiscal year ended December 28, 2002:
Allowance for doubtful accounts	687,000	137,000	108,000	716,000

Fiscal year ended December 29, 2001:
Allowance for doubtful accounts	778,000	53,000	144,000	687,000
Provision for restructuring reserve	104,000	—	104,000	—

(1)	Accounts written off less recoveries, net of foreign exchange translation adjustment.

(2)	$162,000 charged to income plus $123,000 allowance for doubtful accounts of acquired business.

See accompanying report of independent certified public accountants.

S-1

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Basic Agreement regarding the Assignment of Assets of the Hasler Division between K-Tron (Suisse) SA and MJ Entreprises SA dated July 31, 2001 (Filed as Exhibit 2.1 to our report on Form 10-Q for the quarterly period ended September 29, 2001 and incorporated herein by reference)

2.2	Stock Purchase Agreement dated January 2, 2003 by and among John D. Whalen, Donald J. Carrozzino, Frank Wallitsch, Jr. and Nancy S. Hansen and PCC Acquisition Co. (Filed as Exhibit 2.1 to our report on Form 8-K dated January 2, 2003 and filed with the Securities and Exchange Commission on January 15, 2003 (“January 2003 Form 8-K”) and incorporated herein by reference)

3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 (“1998 Form 10-K”) and incorporated herein by reference)

3.2	By-laws, as amended (Filed as Exhibit 3.2 to our annual report on Form 10-K for the year ended December 29, 2001 (“2001 Form 10-K”) and incorporated herein by reference)

4.1	Form of Certificate for Shares of Common Stock (Filed as Exhibit 4.1 to the 1998 Form 10-K and incorporated herein by reference)

4.2	Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K dated October 16, 2001 and incorporated herein by reference)

10.1	1986 Stock Option Plan, as amended and restated (Filed as Exhibit 10.2.1 to our annual report on Form 10-K for the year ended January 4, 1992 (“1991 Form 10-K”) and incorporated herein by reference)**

10.2	K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.3	Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.4 to the 2001 Form 10-K and incorporated herein by reference)**

10.4	K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.5	Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**

Exhibit
Number	Description
10.6	Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**

10.7	Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick (Filed as Exhibit 10.9 to our annual report on Form 10-K for the year ended January 1, 2000 (“1999 10-K”) and incorporated herein by reference)**

10.8	Form of Employment Agreement with certain of our employees, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.9	Form of Indemnification Agreement with certain of our directors and officers listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to the 1999 Form 10-K and incorporated herein by reference)**

10.9A	Supplement to Schedule 10.9, listing additional directors and officers who are parties to an Indemnification Agreement referenced in Exhibit 10.9. (Filed as Exhibit 10.11A to the 2001 Form 10-K and incorporated herein by reference)

10.10	Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.15 to the 1999 Form 10-K and incorporated herein by reference)

10.11	Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit 10.16 to the 1999 Form 10-K and incorporated herein by reference)

10.12	Loan Modification Agreement dated July 9, 2002 between K-Tron America, Inc. and The Bank (formerly The Bank of Gloucester County) (Filed as Exhibit 10.14 to our annual report on Form 10-K for the year ended December 28, 2002 and incorporated herein by reference)

10.13	Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.17 to the 1999 Form 10-K and incorporated herein by reference)

10.14	Note dated December 20, 2002 from K-Tron America, Inc. in favor of The Bank (Filed as Exhibit 10.3 to the January 2003 Form 8-K and incorporated herein by reference)

10.15	Loan Modification Agreement dated December 20, 2002 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.4 to the January 2003 Form 8-K and incorporated herein by reference)

Exhibit
Number	Description
10.16	Loan Modification Agreement dated July 9, 2003 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 2003 and incorporated herein by reference)

10.17	Loan Modification Agreement dated December 31, 2003 between K-Tron America, Inc. and The Bank*

10.18	Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to the January 2003 Form 8-K and incorporated herein by reference)

10.19	Amendment No. 1 dated May 12, 2003 to Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended June 28, 2003 and incorporated herein by reference)

10.20	Form of the Stockholder Note issued to each of the individuals listed on Schedule 10.2, which notes are identical in all material respects except for the payee, the principal amount of the note and the amount of each installment to be paid thereunder (Filed as Exhibit 10.2 to the January 2003 Form 8-K and incorporated herein by reference)

21.1	Subsidiaries*

23.1	Consent of Grant Thornton LLP*

23.2	Consent of KPMG LLP*

24.1	Power of Attorney (Included on Signature Page)*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit