Form 10-Q
period 2004-04-03
K TRON INTERNATIONAL INC
filed 2004-05-18
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 2004

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

Yes [ ]                       No [X]

The Registrant had 2,493,354 shares of Common Stock outstanding as of May 18, 2004.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                          Page No.
                                                                                                          --------
PART I.                    FINANCIAL INFORMATION

          Item 1.          Financial Statements.

                           Consolidated Balance Sheets
                           April 3, 2004 (Unaudited) and January 3, 2004                                        1

                           Consolidated Statements of Income & Retained
                           Earnings (Unaudited) for the Three Months
                           Ended April 3, 2004 and March 29, 2003                                               2

                           Consolidated Statements of Cash Flows (Unaudited)
                           for the Three Months Ended April 3, 2004 and
                           March 29, 2003                                                                       3

                           Notes to Consolidated Financial Statements                                       4 - 9

          Item 2.          Management's Discussion and Analysis
                           of Financial Condition and Results of Operations.                              10 - 16

          Item 3.          Quantitative and Qualitative Disclosures About
                           Market Risk.                                                                        16

          Item 4.          Controls and Procedures.                                                       16 - 17

PART II.  OTHER INFORMATION

          Item 6.          Exhibits and Reports on Form 8-K.                                                   18

SIGNATURES                                                                                                     19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                                  (Unaudited)
                                                                                    April 3,       January 3,
                                                                                      2004            2004
                                                                                      ----            ----
                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $  5,805        $  4,506
     Accounts receivable, net of allowance for
       doubtful accounts of $770 and $820                                             19,467          19,273
     Inventories                                                                      14,465          13,566
     Deferred income taxes                                                               442             442
     Prepaid expenses and other current assets                                         1,558           1,698
                                                                                    --------        --------
          Total current assets                                                      $ 41,737        $ 39,485
                                                                                    --------        --------

PROPERTY, PLANT AND EQUIPMENT, net                                                    25,111          26,916
PATENTS, net                                                                           1,858           1,893
GOODWILL                                                                               2,053           2,053
OTHER INTANGIBLES, net                                                                10,172          10,218
NOTES RECEIVABLE AND OTHER ASSETS                                                      2,001           2,111
DEFERRED INCOME TAXES                                                                    416             405
                                                                                    --------        --------
          Total assets                                                              $ 83,348        $ 83,081
                                                                                    ========        ========

                  LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                              $  4,854        $  3,541
     Accounts payable                                                                  6,514           6,361
     Accrued expenses and other current liabilities                                    7,928           8,518
     Accrued commissions                                                               1,310           1,393
     Customer advances                                                                 2,160           1,757
     Deferred income taxes                                                               794             794
                                                                                    --------        --------
          Total current liabilities                                                   23,560          22,364
                                                                                    --------        --------

LONG-TERM DEBT, net of current portion                                                23,023          24,574
DEFERRED INCOME TAXES                                                                    947             947
OTHER NON-CURRENT LIABILITIES                                                            109              82
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES,
     $.01 par value - authorized 50,000 shares; none issued                               --              --
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized 950,000 shares; none issued             --              --
     Common stock, $.01 par value - authorized 50,000,000 shares;
          issued 4,468,928 shares and 4,449,928 shares                                    44              44
     Paid-in capital                                                                  17,137          16,922
     Retained earnings                                                                43,913          42,491
     Accumulated other comprehensive income                                            2,129           3,171
                                                                                    --------        --------
                                                                                      63,223          62,628
     Treasury stock, 2,002,574 shares - at cost                                      (27,514)        (27,514)
                                                                                    --------        --------
          Total shareholders' equity                                                  35,709          35,114
                                                                                    --------        --------
          Total liabilities and shareholders' equity                                $ 83,348        $ 83,081
                                                                                    ========        ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                    (Dollars in Thousands except Share Data)
                                   (Unaudited)

                                                           Three Months Ended
                                                           ------------------
                                                        April 3,         March 29,
                                                          2004             2003
                                                          ----             ----
REVENUES                                               $   26,321       $   23,398

COST OF REVENUES                                           15,137           13,957
                                                       ----------       ----------
            Gross Profit                                   11,184            9,441

OPERATING EXPENSES:
    Selling, general & administrative                       8,272            7,265
    Research and development                                  649              671
                                                       ----------       ----------
                                                            8,921            7,936
                                                       ----------       ----------

            Operating Income                                2,263            1,505

INTEREST EXPENSE                                              366              380
GAIN ON SALE OF OFFICE BUILDING                               164               --
                                                       ----------       ----------

            Income before income taxes                      2,061            1,125

INCOME TAX PROVISION                                          639              290
                                                       ----------       ----------

NET INCOME                                                  1,422              835

RETAINED EARNINGS
    Beginning of period                                    42,491           38,768
                                                       ----------       ----------
    End of period                                      $   43,913       $   39,603
                                                       ==========       ==========

EARNINGS PER SHARE
    Basic                                              $     0.58       $     0.34
                                                       ==========       ==========
    Diluted                                            $     0.55       $     0.34
                                                       ==========       ==========

    Average common shares outstanding                   2,461,000        2,432,000
                                                       ==========       ==========
    Average common and common equivalents shares
       outstanding                                      2,583,000        2,484,000
                                                       ==========       ==========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                           -------------------------
                                                                                           April 3,        March 29,
                                                                                             2004            2003
                                                                                             ----            ----
OPERATING ACTIVITIES:
   Net income                                                                              $  1,422        $    835
   Adjustments to reconcile net income to net cash provided by operating activities:
         Gain on disposition of asset                                                          (164)             --
         Depreciation and amortization                                                        1,075             862
         Changes in assets and liabilities:
              Accounts receivable, net                                                         (599)          1,144
              Inventories                                                                    (1,076)           (128)
              Prepaid expenses and other current assets                                         115             (13)
              Other assets                                                                       --             164
              Accounts payable                                                                  263            (583)
              Accrued expenses and other current liabilities                                   (128)         (1,035)
                                                                                           --------        --------
                    Net cash provided by operating activities                                   908           1,246
                                                                                           --------        --------

INVESTING ACTIVITIES:
   Proceeds from disposition of assets                                                          996              --
   Business acquired, net of cash acquired                                                       --         (18,988)
   Capital expenditures                                                                        (394)           (562)
   Other                                                                                        (49)             (2)
                                                                                           --------        --------
                    Net cash provided by (used in) investing activities                         553         (19,552)
                                                                                           --------        --------

FINANCING ACTIVITIES:
   Net borrowings under notes payable to banks                                                1,276               5
   Proceeds from issuance of long-term debt                                                      --          20,000
   Principal payments on long-term debt                                                      (1,476)           (132)
   Proceeds from issuance of common stock                                                       215              18
                                                                                           --------        --------
                    Net cash provided by financing activities                                    15          19,891
                                                                                           --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                            (177)             46
                                                                                           --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     1,299           1,631
                                                                                           --------        --------

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                        4,506           2,694
                                                                                           --------        --------
   End of period                                                                           $  5,805        $  4,325
                                                                                           ========        ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  April 3, 2004
                                   (Unaudited)

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

         Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current period presentation.

         The unaudited financial statements herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 3, 2004 which was previously filed with the Securities and Exchange Commission.

2.       New Accounting Pronouncements

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The adoption of the provisions of FIN 46 effective February 1, 2003 did not have a material impact on the Company's consolidated financial statements since the Company currently does not have variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. The Company's adoption of the provisions of FIN 46R effective January 3, 2004 did not have a material impact on the Company's consolidated financial statements since the Company currently does not have any SPEs, nor does it have any variable interest entities.

3.       Supplemental Disclosures of Cash Flow Information

         The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

         Cash paid for interest in the three-month periods ended April 3, 2004 and March 29, 2003 was $371,000 and $104,000, respectively, and for income taxes was $511,000 and $109,000, respectively.

4.       Inventories

         Inventories consist of the following:

                            April 3,          January 3,
                              2004               2004
                              ----               ----
                                  (in thousands)
Components                  $ 13,510           $ 13,676
Work-in-process                2,611              1,635
Finished goods                    52                 62
Inventory reserves            (1,708)            (1,807)
                            --------           --------
                            $ 14,465           $ 13,566
                            ========           ========

5.       Intangible Assets

                                              April 3, 2004                    January 3, 2004
                                              -------------                    ---------------
                                                             (in thousands)
                                        Gross                             Gross
                                       Carrying       Accumulated        Carrying       Accumulated
                                        Amount       Amortization         Amount       Amortization
                                        ------       ------------         ------       ------------
Amortized intangible assets
  Patents                              $ 2,789          $   931          $ 2,780          $   887
  Drawings                               3,550              106            3,550               71
  Customer Relationships                 4,898               60            4,898               49
                                       -------          -------          -------          -------
                                       $11,237          $ 1,097          $11,228          $ 1,007
                                       =======          =======          =======          =======

Unamortized intangible assets
  Trademarks and tradenames            $ 1,890                           $ 1,890
                                       =======                           =======

         The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition) over the expected period of benefits, which is 17 to 50 years. The amortization expense of intangible assets for the three-month periods ended April 3, 2004 and March 29, 2003 was $90,000 and $71,000,
         respectively.

6.       Accrued Warranty

         The Company offers a one-year product warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the three-month periods ended April 3, 2004 and March 29, 2003.

                                               April 3,         March 29,
                                                 2004              2003
                                                 ----              ----
                                                     (in thousands)
Beginning balance                              $   967           $   687
Accrued warranty of acquired business               --               553
Accrual of warranty expense                        283               351
Warranty costs incurred                           (292)             (474)
Foreign exchange adjustment                        (13)                6
                                               -------           -------
Ending balance                                 $   945           $ 1,123
                                               =======           =======

7.       Long-Term Debt

         Long-term debt consists of the following:

                                                          April 3,          January 3,
                                                            2004               2004
                                                            ----               ----
                                                                 (in thousands)
U.S. mortgage, interest at 6.45%                          $  2,014           $  2,052
U.S. line of credit, interest at 3.75%                       3,210              1,935
U.S. term facilities, interest at 2.96% to 5.11%            17,604             18,317
Unsecured notes payable, interest at 6%                      4,000              4,000
Swiss facilities, interest at 1.7% to 2.1%                     581              1,211
Other                                                          468                600
                                                          --------           --------
                                                            27,877             28,115
Less current portion                                        (4,854)            (3,541)
                                                          --------           --------
                                                          $ 23,023           $ 24,574
                                                          ========           ========

8.       Earnings Per Share

         The Company previously adopted SFAS No. 128, "Earnings Per Share", which requires that the Company report Basic and Diluted Earnings Per Share. Basic Earnings Per Share represents net income less preferred dividends divided by the weighted average number of common shares outstanding. Diluted Earnings Per Share is calculated similarly, except that the denominator includes the weighted average number of common shares outstanding plus the dilutive effect of options, warrants, convertible securities and other instruments with dilutive effects if exercised.

         The Company's Diluted Earnings Per Share shown in the table below are based on the weighted average number of common and common equivalent shares outstanding during a given time period. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

         The Company's Basic and Diluted Earnings Per Share are calculated as follows:

         (Dollars and Shares in Thousands
         except Per Share Data)

                                                     For the Three Months Ended April 3, 2004
                                                     ----------------------------------------
                                               Net Income Available
                                                    To Common                               Earnings
                                                   Shareholders          Shares            Per Share
                                                   ------------          ------            ---------
Basic                                                 $1,422              2,461             $ 0.58

Common Share Equivalent
  of Outstanding Options                                  --                122              (0.03)
                                                      ------              -----             ------
Diluted                                               $1,422              2,583             $ 0.55
                                                      ======              =====             ======

         (Dollars and Shares in Thousands
         except Per Share Data)

                                                     For the Three Months Ended March 29, 2003
                                                     -----------------------------------------
                                               Net Income Available
                                                    To Common                               Earnings
                                                   Shareholders          Shares            Per Share
                                                   ------------          ------            ---------
Basic                                                 $  835              2,432             $ 0.34

Common Share Equivalent
   of Outstanding Options                                 --                 52              (0.00)
                                                      ------              -----             ------
Diluted                                               $  835              2,484             $ 0.34
                                                      ======              =====             ======

9.       Stock-Based Compensation

         As permitted under SFAS No. 123, as amended by SFAS No. 148, the Company has elected to continue to account for compensation cost using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 requires the Company to disclose pro forma net income and pro forma earnings per share amounts, as if compensation expense were recognized for options granted after fiscal year 1994. Using this approach, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                                      Three Months Ended
                                                      ------------------
                                                   April 3,         March 29,
                                                     2004              2003
                                                     ----              ----
                                               (in thousands, except per share)
Net income - as reported                          $   1,422          $   835
Net income - pro forma                                1,392              767
Basic earnings per share - as reported                 0.58             0.34
Basic earnings per share - pro forma                   0.57             0.32
Diluted earnings per share - as reported               0.55             0.34
Diluted earnings per share - pro forma                 0.54             0.31

         This pro forma impact may not be representative of the effects for future years, and could increase if additional options are granted and amortized over the vesting period. For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2003: no dividend yield; expected volatility of 30.80%; risk-free interest rate of 2.76%; and expected life of 6.00 years. No options were granted in the first three months of 2004.

         The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility.

10.      Comprehensive Income

         Comprehensive income is the total of net income, the change in the unrealized gain or loss on the Company's interest rate swap, net of tax, and the change in foreign currency translation adjustments, all for a given period, which are the Company's only non-owner changes in equity. For the three-month periods ending April 3, 2004 and March 29, 2003, the following table sets forth the Company's comprehensive income:

                                              Three Months Ended
                                              ------------------
                                          April 3,         March 29,
                                            2004              2003
                                            ----              ----
                                                (in thousands)
Net income                                $ 1,422           $   835
Unrealized (loss) on
  interest rate swap, net of tax              (16)              (98)
Foreign currency translation
  adjustments                              (1,026)              333
                                          -------           -------

Comprehensive income                      $   380           $ 1,070
                                          =======           =======

11.      Management Segment Information

         The Company has adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 introduced a model for segment reporting called the management approach. The management approach is based on the way that the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company is engaged in one business segment, material handling equipment and systems. The Company operates in two primary geographic locations, North and South America (the "Americas") and Europe, the Middle East, Africa and Asia ("EMEA/Asia").

For the three months ended April 3, 2004 and March 29, 2003, the following table sets forth the Company's geographic information:

                                                              EMEA/         Elimi-        Consoli-
                                               Americas        Asia        nations         dated
                                               --------        ----        -------         -----
                                                               (in thousands)
THREE MONTHS ENDED
   April 3, 2004
   Revenues
     Sales to unaffiliated customers           $ 14,793      $11,528      $                $ 26,321
     Sales to affiliates                            695          826         (1,521)             --
                                               --------      -------      ---------        --------
          Total sales                          $ 15,488      $12,354      $  (1,521)       $ 26,321
                                               ========      =======      =========        ========

   Operating income (loss)                     $  1,364      $   933      $     (34)       $  2,263
                                               ========      =======      =========
   Interest expense                                                                            (366)
   Gain on sale of office building                                                              164
                                                                                           --------
   Income before income taxes                                                              $  2,061
                                                                                           ========

                                                              EMEA/         Elimi-         Consoli-
                                               Americas        Asia        nations          dated
                                               --------        ----        -------          -----
                                                               (in thousands)
THREE MONTHS ENDED
   March 29, 2003
   Revenues
     Sales to unaffiliated customers           $ 13,217      $10,181      $      --        $ 23,398
     Sales to affiliates                            749          568         (1,317)             --
                                               --------      -------      ---------        --------
          Total sales                          $ 13,966      $10,749      $  (1,317)       $ 23,398
                                               ========      =======      =========        ========

   Operating income (loss)                     $    673      $   851      $     (19)       $  1,505
                                               ========      =======      =========
   Interest expense                                                                            (380)
                                                                                           --------
   Income before income taxes                                                              $  1,125
                                                                                           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         We are engaged in one principal business segment - material handling equipment and systems. We operate in two primary geographic locations - North and South America (the "Americas") and Europe, the Middle East, Africa and Asia ("EMEA/Asia").

         We have three main business lines within the material handling equipment and systems segment. They are our feeding, size reduction and pneumatic conveying business lines.

         The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this
Item 2 to the first three months or first quarters of 2004 and 2003 mean the fiscal quarters ended April 3, 2004 and March 29, 2003, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2003 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended January 3, 2004 (the "2003 Form 10-K"). The preparation of those financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         The significant accounting policies of the Company are described in
Note 2 to the 2003 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in our 2003 Form 10-K. Information concerning our implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the 2003 consolidated financial statements. Otherwise, we did not adopt an accounting policy in the current period that had a material impact on our financial condition, liquidity or results of operations.

RESULTS OF OPERATIONS

Overview

         For the first three months of 2004 and 2003, we reported revenues of $26,321,000 and $23,398,000 and net income of $1,422,000 and $835,000, respectively. The increases in first quarter 2004 revenues and net income compared with the first quarter of 2003 were primarily the result of improved business conditions in our size reduction and feeding business lines, and also reflect the positive effect of a weaker U.S. dollar when translating the revenues and profits of our foreign operations into U.S. dollars. First quarter 2004 net income also benefited from the profit contribution from the sale of an office building by one of our United Kingdom subsidiaries.

Foreign Exchange Rates

         We are an international company, and we derived 43.8% and 43.5% of our revenues for the first three months of 2004 and 2003, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. Since we operate globally, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.

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

         For the first quarters of 2004 and 2003, the changes in certain key exchange rates affecting the Company were as follows:

                                                                              Three Months Ended
                                                                              ------------------
                                                                         April 3,           March 29,
                                                                           2004               2003
                                                                           ----               ----
Average U.S. dollar equivalent of                                          0.794              0.732
 one Swiss franc
% change vs. prior year                                                             +8.5 %

Average U.S. dollar equivalent of                                          1.246              1.073
 one euro
% change vs. prior year                                                            +16.1 %

Average U.S. dollar equivalent of                                          1.837              1.602
 one British pound sterling
% change vs. prior year                                                            +14.7 %

Average Swiss franc equivalent of                                          1.569              1.466
 one euro
% change vs. prior year                                                             +7.0 %

Average Swiss franc equivalent of                                          2.314              2.189
 one British pound sterling
% change vs. prior year                                                             +5.7 %

Presentation of Results and Analysis

         The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated, as well as our backlog at the end of such periods:

                                                             Three Months Ended
                                                             ------------------
                                                        April 3,            March 29,
                                                          2004                2003
                                                          ----                ----
Total revenues                                           100.0%               100.0%
Cost of revenues                                          57.5                 59.7
                                                         -----                -----
Gross profit                                              42.5                 40.3
Selling, general and administrative                       31.4                 31.0
Research and development                                   2.5                  2.9
                                                         -----                -----
Operating income                                           8.6                  6.4
Interest expense                                           1.4                  1.6
Gain on sale of office building                            0.6                   --
                                                         -----                -----
Income before income taxes                                 7.8%                 4.8%
                                                         =====                =====

                                          April 3, 2004            January 3, 2004                 March 29, 2003
                                          -------------            ---------------                 --------------
Backlog (at April 3, 2004                    $21,380                   $17,077                         $15,906
                                             =======                   =======                         =======
exchange rates, in thousands
   of dollars)

         Total revenues increased by $2,923,000 or 12.5% in the first quarter of 2004 compared to the same period in 2003. This increase in revenues was primarily attributable to improved business conditions in markets served by our two largest business lines, feeding and size reduction, as well as to the positive effect of a weaker U.S. dollar when translating the revenues of foreign operations into U.S. dollars. The favorable impact of foreign currency translation accounted for approximately one-third of the 12.5% revenue increase in the first quarter of 2004 compared to the same period in 2003.

         Gross profit as a percent of total revenues increased to 42.5% in the first quarter of 2004 from 40.3% for the same period in 2003. This increase in gross profit was primarily due to geographic and product sales mix and to the improved business conditions discussed above, which led to fixed costs being absorbed over a larger revenue base.

         Selling, general and administrative (SG&A) expenses increased by $1,007,000 or 13.9% in the first quarter of 2004 compared to the same period in 2003. This increase in SG&A was primarily due to the effect of a weaker U.S. dollar, higher sales commissions because of increased revenues, a higher bonus accrual and an increase in depreciation and amortization expense related to the implementation of software systems within the feeding business line. As a percent of total revenues, SG&A was 31.4% in the first quarter of 2004 compared to 31.0% for the same period in 2003.

         Research and development (R&D) expenditures decreased by $22,000 or 3.3% in the first quarter of 2004 compared to the same period in 2003. This decrease was primarily due to a reduction in staff partially offset by the effect of a weaker U.S. dollar. R&D expense as a percent of total revenues was 2.5% in the first quarter of 2004 compared to 2.9% for the same period in 2003.

         Interest expense decreased by $14,000 or 3.7% in the first quarter of 2004 compared to the same period in 2003. This decrease in interest expense was due to debt reductions. Interest expense as a percent of total revenues was 1.4% in the first quarter of 2004 compared to 1.6% for the same period in 2003.

         In the first quarter of 2004, one of our United Kingdom subsidiaries sold its office building for $996,000 and realized a pre-tax gain of $164,000. All employees were relocated to a nearby office building that is leased by another United Kingdom subsidiary.

         Income before income taxes was $2,061,000 in the first quarter of 2004 compared to $1,125,000 for the same period in 2003. Income before income taxes improved versus the same period in 2003 as a result of the items discussed above.

         The effective tax rate for the first quarter of 2004 was 31.0% compared to 25.8% for the same period in 2003. This increase was the result of a higher percentage of U.S. income in 2004.

         Our backlog at constant foreign exchange rates increased by $4,303,000 or 25.2% and $5,474,000 or 34.4% at the end of the first quarter of 2004 compared to January 3, 2004 and March 29, 2003, respectively. This increase in our backlog resulted from the improved business conditions previously described.

LIQUIDITY AND CAPITAL RESOURCES

Capitalization

         Our capitalization at the end of the first quarter of 2004 and at the end of fiscal years 2003 and 2002 is summarized below:

                                                    April 3,             January 3,          December 28,
(Dollars in Thousands)                                2004                  2004                 2002
                                                      ----                  ----                 ----
Short-term debt, including current
  portion of long-term debt                        $   4,854              $  3,541             $  2,005
Long-term debt                                        23,023                24,574                6,499
                                                   ---------              --------             --------
Total debt                                            27,877                28,115                8,504
Shareholders' equity                                  35,709                35,114               28,419
                                                   ---------              --------             --------
Total debt and shareholders' equity                $  63,586              $ 63,229             $ 36,923
                                                   =========              ========             ========
  (total capitalization)
Percent total debt to total capitalization                44%                   44%                  23%
Percent long-term debt to equity                          64%                   70%                  23%
Percent total debt to equity                              78%                   80%                  30%

         Total debt decreased by $238,000 in the first three months of 2004 ($200,000 at constant foreign exchange rates). At April 3, 2004 and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $5,290,000 of unused borrowing capacity under our U.S. loan agreements and $9,676,000 of unused borrowing capacity under our foreign loan agreements.

Other Items

         At April 3, 2004, working capital was $18,177,000 compared to $17,121,000 at January 3, 2004, and the ratio of current assets to current liabilities at those dates was the same at 1.77. The working capital increase during the first quarter of 2004 was primarily the result of the cash received from the sale of the office building noted above.

         In the first three months of 2004 and 2003, we utilized internally generated funds and our lines of credit to meet our working capital needs.

         Net cash provided by operating activities was $908,000 in the first three months of 2004 compared to $1,246,000 in the same period of 2003. The decrease in operating cash flow during the first three months of 2004 compared to the same period in 2003 was primarily due to an increase in accounts receivable and inventories as a result of higher business volumes. This was partially offset by an increase in net income and a decrease in accounts payable and accrued expenses.

         Net cash provided by investing activities in the first three months of 2004 was primarily from the disposition of the office building noted above, offset by capital additions. Net cash used in investing activities for the first three months of 2003 was for the acquisition of Pennsylvania Crusher Corporation in January 2003 and capital additions.

         Cash provided by financing activities in the first three months of 2004 was primarily from the proceeds of stock option exercises net of debt reductions, while cash provided by financing activities in the first three months of 2003 was from the borrowings related to the acquisition of Pennsylvania Crusher Corporation in January 2003.

         Shareholders' equity increased $595,000 in the first quarter of 2004, after taking into account a $1,026,000 foreign exchange translation decrease.

Future Payments Under Contractual Obligations

         We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management's Discussion and Analysis in the Company's 2003 Form 10-K. Refer to Notes 9 and 16 to the consolidated financial statements in the 2003 Form 10-K for additional information on long-term debt and commitments and contingencies.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include but are not limited to statements regarding the effect of changes in foreign exchange rates on our business. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" -- Results of Operations - Foreign Exchange Rates in Item 2 of this report.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              31.1        Certification of Chief Executive Officer Pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2        Certification of Chief Financial Officer Pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K.

              Current Report on Form 8-K dated February 23, 2004 and furnished to the Securities and Exchange Commission on February 24, 2004 reporting fourth quarter and full year 2003 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      K-TRON INTERNATIONAL, INC.

Date: May 18, 2004                    By: RONALD R. REMICK
                                          ----------------
                                          Ronald R. Remick
                                          Senior Vice President & Chief
                                          Financial Officer
                                          (Duly authorized officer and principal
                                          financial officer of the registrant)

                                      By: ALAN R. SUKONECK
                                          ----------------
                                          Alan R. Sukoneck
                                          Vice President, Chief Accounting
                                          & Tax Officer
                                          (Duly authorized officer and principal
                                          accounting officer of the registrant)

                                  EXHIBIT INDEX

Exhibit
Number                                               Description
------                                               -----------
 31.1                    Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002.

 31.2                    Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002.

 32.1                    Certification of Chief Executive Officer and Chief Financial Officer Pursuant
                         to Section 906 of the Sarbanes-Oxley Act of 2002.