Form 10-Q
period 2004-07-03
K TRON INTERNATIONAL INC
filed 2004-08-16
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 3, 2004

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____________ to ______________

                          Commission file number 0-9576

                           K-TRON INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           New Jersey                                    22-1759452
-------------------------------               ----------------------------------
(State or Other Jurisdiction of               (I.R.S. Employer Identification #)
Incorporation or Organization)

Routes 55 & 553, P.O. Box 888, Pitman, New Jersey                 08071-0888
-------------------------------------------------                 ----------
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

Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The Registrant had 2,515,242 shares of Common Stock outstanding as of August 12, 2004.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page No.
                                                                           --------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

             Consolidated Balance Sheets                                         1
             July 3, 2004 (Unaudited) and January 3, 2004

             Consolidated Statements of Income & Retained                        2
             Earnings (Unaudited) for the Three and Six Months
             Ended July 3, 2004 and June 28, 2003

             Consolidated Statements of Cash Flows (Unaudited)                   3
             for the Six Months Ended July 3, 2004 and
             June 28, 2003

             Notes to Consolidated Financial Statements                     4 - 10

     Item 2. Management's Discussion and Analysis                          11 - 18
             of Financial Condition and Results of Operations.

     Item 3. Quantitative and Qualitative Disclosures About                     18
             Market Risk.

     Item 4. Controls and Procedures.                                      18 - 19

PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders.               19

     Item 6. Exhibits and Reports on Form 8-K.                             19 - 20

SIGNATURES                                                                      21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                                      (Unaudited)
                                                                                        July 3,      January 3,
                                                                                         2004           2004
                                                                                         ----           ----
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $  8,510       $  4,506
  Accounts receivable, net of allowance for
    doubtful accounts of $785 and $820                                                   19,610         19,273
  Inventories, net                                                                       15,375         13,566
  Deferred income taxes                                                                     442            442
  Prepaid expenses and other current assets                                               2,166          1,698
                                                                                       --------       --------
      Total current assets                                                               46,103         39,485
                                                                                       --------       --------

PROPERTY, PLANT AND EQUIPMENT, net                                                       25,050         26,916
PATENTS, net                                                                              1,813          1,893
GOODWILL                                                                                  2,053          2,053
OTHER INTANGIBLES, net                                                                   10,098         10,218
NOTES RECEIVABLE AND OTHER ASSETS                                                         2,394          2,111
DEFERRED INCOME TAXES                                                                       375            405
                                                                                       --------       --------
      Total assets                                                                     $ 87,886       $ 83,081
                                                                                       ========       ========

                     LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                                        $    138       $     --
  Current portion of long-term debt                                                       3,876          3,541
  Accounts payable                                                                        6,342          6,361
  Accrued expenses and other current liabilities                                          9,561          8,518
  Accrued commissions                                                                     1,499          1,393
  Customer advances                                                                       2,543          1,757
  Deferred income taxes                                                                     794            794
                                                                                       --------       --------
      Total current liabilities                                                          24,753         22,364
                                                                                       --------       --------

LONG-TERM DEBT, net of current portion                                                   23,098         24,574
DEFERRED INCOME TAXES                                                                       947            947
OTHER NON-CURRENT LIABILITIES                                                                 7             82
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES,
  $.01 par value - authorized 50,000 shares; none issued                                     --             --
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value - authorized 950,000 shares; none issued                   --             --
  Common stock, $.01 par value - authorized 50,000,000 shares;
    issued 4,504,316 shares and 4,449,928 shares                                             45             44
  Paid-in capital                                                                        17,792         16,922
  Retained earnings                                                                      45,302         42,491
  Accumulated other comprehensive income                                                  3,456          3,171
                                                                                       --------       --------
                                                                                         66,595         62,628
  Treasury stock, 2,002,574 shares - at cost                                            (27,514)       (27,514)
                                                                                       --------       --------
      Total shareholders' equity                                                         39,081         35,114
                                                                                       --------       --------
      Total liabilities and shareholders' equity                                       $ 87,886       $ 83,081
                                                                                       ========       ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME & RETAINED EARNINGS
                  (Dollars in Thousands except Per Share Data)
                                   (Unaudited)

                                                            Three Months Ended                   Six Months Ended
                                                       -----------------------------       -----------------------------
                                                         July 3,           June 28,          July 3,          June 28,
                                                          2004               2003             2004               2003
                                                       -----------       -----------       -----------       -----------
REVENUES                                               $    27,062       $    22,661       $    53,383       $    46,059

COST OF REVENUES                                            15,712            13,663            30,849            27,620
                                                       -----------       -----------       -----------       -----------
      Gross Profit                                          11,350             8,998            22,534            18,439

OPERATING EXPENSES:
 Selling, general & administrative                           8,462             6,682            16,734            13,947
 Research and development                                      588               678             1,237             1,349
                                                       -----------       -----------       -----------       -----------
                                                             9,050             7,360            17,971            15,296
                                                       -----------       -----------       -----------       -----------

      Operating Income                                       2,300             1,638             4,563             3,143

INTEREST (EXPENSE)                                            (348)             (400)             (714)             (780)
GAIN ON SALE OF OFFICE BUILDING                                 --                --               164                --
                                                       -----------       -----------       -----------       -----------

      Income before income taxes                             1,952             1,238             4,013             2,363

INCOME TAX PROVISION                                           563               373             1,202               663
                                                       -----------       -----------       -----------       -----------

NET INCOME                                                   1,389               865             2,811             1,700

RETAINED EARNINGS
 Beginning of period                                        43,913            39,603            42,491            38,768
                                                       -----------       -----------       -----------       -----------
 End of period                                         $    45,302       $    40,468       $    45,302       $    40,468
                                                       ===========       ===========       ===========       ===========

EARNINGS PER SHARE
 Basic                                                 $      0.56       $      0.36       $      1.13       $      0.70
                                                       ===========       ===========       ===========       ===========
 Diluted                                               $      0.53       $      0.35       $      1.08       $      0.68
                                                       ===========       ===========       ===========       ===========

 Average common shares outstanding                       2,491,000         2,433,000         2,477,000         2,433,000
                                                       ===========       ===========       ===========       ===========
 Average common and common
   equivalents shares outstanding                        2,617,000         2,493,000         2,599,000         2,489,000
                                                       ===========       ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                -----------------------
                                                                                                 July 3,       June 28,
                                                                                                  2004           2003
                                                                                                  ----           ----
OPERATING ACTIVITIES:
  Net income                                                                                    $  2,811       $  1,700
  Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on disposition of asset                                                                    (164)            --
    Depreciation and amortization                                                                  2,021          1,457
    Changes in assets and liabilities:
      Accounts receivable, net                                                                      (246)         3,338
      Inventories                                                                                 (1,773)           367
      Prepaid expenses and other current assets                                                     (334)           520
      Other assets                                                                                   122            198
      Accounts payable                                                                               258         (1,037)
      Accrued expenses and other current liabilities                                               1,697         (1,340)
                                                                                                --------       --------
        Net cash provided by operating activities                                                  4,392          5,203
                                                                                                --------       --------

INVESTING ACTIVITIES:
  Proceeds from disposition of assets                                                                996             --
  Business acquired, net of cash acquired                                                             --        (18,988)
  Capital expenditures                                                                              (712)        (1,769)
  Other                                                                                              (49)            (8)
                                                                                                --------       --------
        Net cash provided by (used in) investing activities                                          235        (20,765)
                                                                                                --------       --------

FINANCING ACTIVITIES:
  Net borrowings under notes payable to banks                                                      1,856            236
  Proceeds from issuance of long-term debt                                                         4,000         20,000
  Principal payments on long-term debt                                                            (6,873)        (1,603)
  Proceeds from issuance of common stock                                                             352             36
                                                                                                --------       --------
        Net cash (used in) provided by financing activities                                         (665)        18,669
                                                                                                --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                                    42            149
                                                                                                --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          4,004          3,256
                                                                                                --------       --------

CASH AND CASH EQUIVALENTS
  Beginning of period                                                                              4,506          2,694
                                                                                                --------       --------
  End of period                                                                                 $  8,510       $  5,950
                                                                                                ========       ========

                 See Notes to Consolidated Financial Statements

                    K-TRON INTERNATIONAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 3, 2004
                                   (Unaudited)

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

      Certain reclassifications were made to the prior year's consolidated financial statements to conform them to the current period presentation.

      The unaudited financial statements herein should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 3, 2004 which was previously filed with the Securities and Exchange Commission.

2.    New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The adoption of the provisions of FIN 46 effective February 1, 2003 did not have a material impact on the Company's consolidated financial statements since the Company currently does not have any variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003 which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPEs"). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. The Company's adoption of the provisions of FIN 46R effective January 3, 2004 did not have a material impact on the Company's consolidated financial statements since the Company currently does not have any SPEs, nor does it have any variable interest entities.

3.    Supplemental Disclosures of Cash Flow Information

      The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

      Cash paid for interest in the six-month periods ended July 3, 2004 and June 28, 2003 was $712,000 and $674,000, respectively, and for income taxes was $568,000 and $228,000, respectively.

4.    Inventories

      Inventories consist of the following:

                         July 3,      January 3,
                          2004           2004
                          ----           ----
                            (in thousands)
Components              $ 13,769       $ 13,676
Work-in-process            3,225          1,635
Finished goods                57             62
Inventory reserves        (1,676)        (1,807)
                        --------       --------
                        $ 15,375       $ 13,566
                        ========       ========

5.    Intangible Assets

                                        July 3, 2004            January 3, 2004
                                   ----------------------   -----------------------
                                                  (in thousands)
                                    Gross                     Gross
                                  Carrying    Accumulated   Carrying    Accumulated
                                   Amount    Amortization    Amount    Amortization
                                   ------    ------------    ------    ------------
Amortized intangible assets
  Patents                          $ 2,790      $   977      $ 2,780      $   887
  Drawings                           3,550          142        3,550           71
  Customer Relationships             4,898           98        4,898           49
                                   -------      -------      -------      -------
                                   $11,238      $ 1,217      $11,228      $ 1,007
                                   =======      =======      =======      =======

Unamortized intangible assets
  Trademarks and tradenames        $ 1,890                   $ 1,890
                                   =======                   =======

      The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition) over the expected period of benefits, which is 17 to 50 years. The amortization expense of intangible assets for the six-month periods ended July 3, 2004 and June 28, 2003 was $210,000 and $139,000, respectively.

6.    Accrued Warranty

      The Company offers a one-year product warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the six-month periods ended July 3, 2004 and June 28, 2003.

                                           July 3,      June 28,
                                            2004          2003
                                            ----          ----
                                              (in thousands)
Beginning balance                          $   967       $   687
Accrued warranty of acquired business           --           553
Accrual of warranty expense                    753           746
Warranty costs incurred                       (770)         (918)
Foreign exchange adjustment                      3            13
                                           -------       -------
Ending balance                             $   953       $ 1,081
                                           =======       =======

7.    Long-Term Debt

      Long-term debt consists of the following:

                                                       July 3,      January 3,
                                                        2004           2004
                                                        ----           ----
                                                           (in thousands)
U.S. mortgage, interest at 6.45%                      $  1,976       $  2,052
U.S. line of credit, interest at 3.75%                   3,655          1,935
U.S. term facilities, interest at 2.94% to 5.75%        20,892         18,317
Unsecured notes payable, interest at 6%                     --          4,000
Swiss facilities, interest at 1.7% to 2.1%                  --          1,211
Other                                                      451            600
                                                      --------       --------
                                                        26,974         28,115
Less current portion                                    (3,876)        (3,541)
                                                      --------       --------
                                                      $ 23,098       $ 24,574
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

      The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                              For the Three Months Ended July 3, 2004
                                  -------------------------------------------------------------
                                  Net Income Available
(Dollars and Shares in Thousands       To Common                                       Earnings
except Per Share Data)                Shareholders              Shares                Per Share
                                      ------------              ------                ---------
Basic                                    $1,389                  2,491                 $   0.56

Common Share Equivalent
  of Outstanding Options                     --                    126                    (0.03)
                                         ------                 ------                 --------
Diluted                                  $1,389                  2,617                 $   0.53
                                         ======                 ======                 ========

                                             For the Three Months Ended June 28, 2003
                                  -------------------------------------------------------------
                                  Net Income Available
(Dollars and Shares in Thousands       To Common                                       Earnings
except Per Share Data)                Shareholders              Shares                Per Share
                                      ------------              ------                ---------
Basic                                    $  865                  2,433                 $   0.36

Common Share Equivalent
   of Outstanding Options                    --                     60                    (0.01)
                                         ------                  -----                 --------
Diluted                                  $  865                  2,493                 $   0.35
                                         ======                  =====                 ========

                                             For the Six Months Ended July 3, 2004
                                  -------------------------------------------------------------
                                  Net Income Available
(Dollars and Shares in Thousands       To Common                                       Earnings
except Per Share Data)                Shareholders              Shares                Per Share
                                      ------------              ------                ---------
Basic                                    $2,811                  2,477                 $   1.13

Common Share Equivalent
  of Outstanding Options                     --                    122                    (0.05)
                                         ------                  -----                 --------
Diluted                                  $2,811                  2,599                 $   1.08
                                         ======                  =====                 ========

                                             For the Six Months Ended June 28, 2003
                                  -------------------------------------------------------------
                                  Net Income Available
(Dollars and Shares in Thousands       To Common                                       Earnings
except Per Share Data)                Shareholders              Shares                Per Share
                                      ------------              ------                ---------
Basic                                    $1,700                  2,433                 $   0.70

Common Share Equivalent
   of Outstanding Options                    --                     56                    (0.02)
                                         ------                  -----                 --------
Diluted                                  $1,700                  2,489                 $   0.68
                                         ======                  =====                 ========

9.    Stock-Based Compensation

      As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the Company has elected to continue to account for compensation cost using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 requires the Company to disclose pro forma net income and pro forma earnings per share amounts, as if compensation expense were recognized for options granted after fiscal year 1994. Using this approach, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                                 Three Months Ended           Six Months Ended
                                              ------------------------    ------------------------
                                               July 3,        June 28,     July 3,       June 28,
                                                2004           2003         2004           2003
                                                ----           ----         ----           ----
                                                        (in thousands, except per share)
Net income - as reported                      $   1,389      $     865    $   2,811      $   1,700
Net income - pro forma                            1,337            794        2,728          1,561
Basic earnings per share - as reported             0.56           0.36         1.13           0.70
Basic earnings per share - pro forma               0.54           0.33         1.10           0.64
Diluted earnings per share - as reported           0.53           0.35         1.08           0.68
Diluted earnings per share - pro forma             0.51           0.32         1.05           0.63

      This pro forma impact may not be representative of the effects for future years, and could increase if additional options are granted and amortized over the vesting period. For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 31.45% and 30.80%; risk-free interest rate of 4.15% and 2.76%; and expected life of 6.00 years and 6.00 years for grants in 2004 and 2003, respectively.

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility.

10.   Comprehensive Income

      Comprehensive income is the total of net income, the change in the unrealized gain or loss on the Company's interest rate swap, net of tax, and the change in foreign currency translation adjustments, all for a given period, which are the Company's only non-owner changes in equity. For the three and six-month periods ending July 3, 2004 and June 28, 2003, the following table sets forth the Company's comprehensive income:

                                        Three Months Ended          Six Months Ended
                                       --------------------       --------------------
                                       July 3,     June 28,       July 3,      June 28,
                                         2004        2003          2004         2003
                                         ----        ----          ----         ----
                                                       (in thousands)
Net income                             $ 1,389      $   865       $ 2,811      $ 1,700
Unrealized gain (loss) on
  interest rate swap, net of tax            61          (80)           45         (178)
Foreign currency translation gain        1,266          341           240          674
                                       -------      -------       -------      -------
Comprehensive income                   $ 2,716      $ 1,126       $ 3,096      $ 2,196
                                       =======      =======       =======      =======

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

      For the three and six months ended July 3, 2004 and June 28, 2003, the following table sets forth the Company's geographic information:

                                                          EMEA/
                                              Americas    Asia     Eliminations   Consolidated
                                              --------    ----     ------------   ------------
                                                            (in thousands)
THREE MONTHS ENDED
     July 3, 2004
     Revenues
         Sales to unaffiliated customers      $ 15,098  $ 11,964     $     --       $ 27,062
         Sales to affiliates                       965       855       (1,820)            --
                                              --------  --------     --------       --------
                    Total sales               $ 16,063  $ 12,819     $ (1,820)      $ 27,062
                                              ========  ========     ========       ========

     Operating income (loss)                  $  1,164  $  1,173     $    (37)      $  2,300
                                              ========  ========     ========
     Interest expense                                                                   (348)
                                                                                    --------
     Income before income taxes                                                     $  1,952
                                                                                    ========

                                                           EMEA/
                                              Americas     Asia     Eliminations   Consolidated
                                              --------     ----     ------------   ------------
                                                             (in thousands)
THREE MONTHS ENDED
     June 28, 2003
     Revenues
         Sales to unaffiliated customers      $ 13,191   $  9,470     $     --       $ 22,661
         Sales to affiliates                       563        450       (1,013)            --
                                              --------   --------     --------       --------
                    Total sales               $ 13,754   $  9,920     $ (1,013)      $ 22,661
                                              ========   ========     ========       ========

     Operating income (loss)                  $  1,135   $    503     $     --       $  1,638
                                              ========   ========     ========
     Interest expense                                                                    (400)
                                                                                     --------
     Income before income taxes                                                      $  1,238
                                                                                     ========

                                                               EMEA/
                                              Americas         Asia     Eliminations    Consolidated
                                              --------         ----     ------------    ------------
                                                                 (in thousands)
SIX MONTHS ENDED
     July 3, 2004
     Revenues
         Sales to unaffiliated customers      $ 29,891       $ 23,492      $     --       $ 53,383
         Sales to affiliates                     1,660          1,681        (3,341)            --
                                              --------       --------      --------       --------
                    Total sales               $ 31,551       $ 25,173      $ (3,341)      $ 53,383
                                              ========       ========      ========       ========

     Operating income (loss)                  $  2,528       $  2,106      $    (71)      $  4,563
                                              ========       ========      ========
     Interest expense                                                                         (714)
     Gain on sale of office building                                                           164
                                                                                          --------
     Income before income taxes                                                           $  4,013
                                                                                          ========

                                                               EMEA/
                                              Americas         Asia     Eliminations    Consolidated
                                              --------         ----     ------------    ------------
                                                                 (in thousands)
SIX MONTHS ENDED
     June 28, 2003
     Revenues
         Sales to unaffiliated customers      $ 26,408       $ 19,651    $       --       $ 46,059
         Sales to affiliates                     1,312          1,018        (2,330)            --
                                              --------       --------      --------       --------
                    Total sales               $ 27,720       $ 20,669      $ (2,330)      $ 46,059
                                              ========       ========      ========       ========

     Operating income (loss)                  $  1,808       $  1,354      $    (19)      $  3,143
                                              ========       ========      ========
     Interest expense                                                                         (780)
                                                                                          --------
     Income before income taxes                                                           $  2,363
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

      The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this
Item 2 to the second quarter or first six months of 2004 or 2003 mean the fiscal quarter or six-month period ended July 3, 2004 or June 28, 2003, as the case may be.

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

      The significant accounting policies of the Company are described in Note 2 to the 2003 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in our 2003 Form 10-K. Information concerning our implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is included in the notes to the 2003 consolidated financial statements. We did not adopt an accounting policy in the first six months of 2004 that had a material impact on our financial condition, liquidity or results of operations.

RESULTS OF OPERATIONS

Overview

      For the second quarter and first six months of 2004, we reported revenues of $27,062,000 and $53,383,000 and net income of $1,389,000 and $2,811,000, respectively, compared to revenues of $22,661,000 and $46,059,000 and net income of $865,000 and $1,700,000 for the same periods in 2003. The increases in second quarter and first six months of 2004 revenues and net income compared with the same periods in 2003 were primarily the result of improved business conditions in all three of our main business lines, and also reflected the positive effect of a weaker U.S. dollar when translating the revenues and profits of our foreign operations into U.S. dollars. First six months of 2004 net income also benefited from the profit contribution from the first quarter sale of an office building by one of our United Kingdom subsidiaries.

Foreign Exchange Rates

      We are an international company, and we derived 44% and 43% of our revenues for the first six months of 2004 and 2003, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. Since we operate globally, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.

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

      For the second quarter and first six months of 2004 and 2003, the changes in certain key exchange rates affecting the Company were as follows:

                                                     Three Months Ended                     Six Months Ended
                                                ----------------------------          ----------------------------
                                                July 3,             June 28,          July 3,             June 28,
                                                 2004                 2003             2004                 2003
                                                 ----                 ----             ----                 ----
Average U.S. dollar equivalent of
 one Swiss franc                                 0.787                0.749            0.790                0.740
% change vs. prior year                                     +5.1%                                 +6.8%

Average U.S. dollar equivalent of
 one euro                                        1.207                1.138            1.226                1.106
% change vs. prior year                                     +6.1%                                +10.9%

Average U.S. dollar equivalent of
 one British pound sterling                      1.809                1.619            1.823                1.611
% change vs. prior year                                    +11.7%                                +13.2%

Average Swiss franc equivalent of
 one euro                                        1.534                1.519            1.552                1.495
% change vs. prior year                                     +1.0%                                 +3.8%

Average Swiss franc equivalent of
 one British pound sterling                      2.299                2.162            2.308                2.177
% change vs. prior year                                     +6.3%                                 +6.0%

Presentation of Results and Analysis

      The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated, as well as our backlog at the end of such periods:

                                        Three Months Ended       Six Months Ended
                                        -------------------     -------------------
                                        July 3,    June 28,     July 3,    June 28,
                                         2004        2003        2004        2003
                                         ----        ----        ----        ----
Total revenues                           100.0%      100.0%      100.0%      100.0%
Cost of revenues                          58.1        60.3        57.8        60.0
                                         -----       -----       -----       -----
Gross profit                              41.9        39.7        42.2        40.0
Selling, general and administrative       31.2        29.5        31.4        30.3
Research and development                   2.2         3.0         2.3         2.9
                                         -----       -----       -----       -----
Operating income                           8.5         7.2         8.5         6.8
Interest                                   1.3         1.7         1.3         1.7
Gain on sale of office building             --          --         0.3          --
                                         -----       -----       -----       -----
Income before income taxes                 7.2%        5.5%        7.5%        5.1%
                                         =====       =====       =====       =====

                                 July 3, 2004     January 3, 2004     June 28, 2003
                                 ------------     ---------------     -------------
Backlog (at July 3, 2004
 exchange rates, in thousands
 of dollars)                       $21,445           $17,385             $15,763
                                   =======           =======             =======

      Total revenues increased by $4,401,000 or 19.4% in the second quarter of 2004 and by $7,324,000 or 15.9% in the first six months of 2004 compared to the same periods in 2003. These increases in revenues were primarily attributable to improved business conditions in all three of our main business lines, feeding, size reduction and pneumatic conveying, and, to a lesser degree, to the positive effect of a weaker U.S. dollar when translating the revenues of foreign operations into U.S. dollars. The favorable impact of foreign currency translation accounted for approximately 15% of the $4,401,000 revenue increase in the second quarter and approximately 23% of the $7,324,000 revenue increase in the first six months of 2004 compared to the same periods in 2003.

      Gross profit as a percent of total revenues increased to 41.9% in the second quarter of 2004 and 42.2% in the first six months of 2004 from 39.7% and 40.0%, respectively, for the same periods in 2003. These increases in gross profit were primarily due to higher revenues, which led to fixed costs being absorbed over a larger revenue base, and to geographic and product sales mix.

      Selling, general and administrative (SG&A) expenses increased by $1,780,000 or 26.6% in the second quarter of 2004 and by $2,787,000 or 20.0% in the first six months of 2004 compared to the same periods in 2003. These increases in SG&A were primarily the result of higher sales commissions due to increased revenues, a higher bonus accrual, the effect of a weaker U.S. dollar and an increase in depreciation and amortization expense related to the implementation of software systems within our feeding business line. As a percent of total revenues, SG&A was 31.2% in the second quarter of 2004 and 31.4% in the first six months of 2004 compared to 29.5% and 30.3%, respectively, for the same periods in 2003.

      Research and development (R&D) expenditures decreased by $90,000 or 13.3% in the second quarter of 2004 and by $112,000 or 8.3% in the first six months of 2004 compared to the same periods in 2003. These decreases were primarily due to lower prototype expenditures and a small reduction in staff partially offset by the effect of a weaker U.S. dollar. R&D expense as a percent of total revenues was 2.2% in the second quarter of 2004 and 2.3% in the first six months of 2004 compared to 3.0% and 2.9%, respectively, for the same periods in 2003.

      Interest expense decreased by $52,000 or 13.0% in the second quarter of 2004 and by $66,000 or 8.5% in the first six months of 2004 compared to the same periods in 2003. These decreases primarily reflected debt reductions. Interest expense as a percent of total revenues was 1.3% in the second quarter and first six months of 2004 compared to 1.7% for the same periods in 2003.

      In the first quarter of 2004, one of our United Kingdom subsidiaries sold its office building for $996,000 and realized a pre-tax gain of $164,000. All employees were relocated to a nearby office building that is leased by another United Kingdom subsidiary.

      Income before income taxes was $1,952,000 in the second quarter of 2004 and $4,013,000 in the first six months of 2004 compared to $1,238,000 and $2,363,000, respectively, for the same periods in 2003. Income before income taxes improved versus the same periods in 2003 as a result of the items discussed above.

      The effective tax rate for the second quarter and first six months of 2004 was 28.8% and 30.0%, respectively, compared to 30.1% and 28.1% for the same periods in 2003. The decrease in the effective tax rate in the second quarter of 2004 compared to the same period in 2003 was due to a higher percentage of foreign taxable income in the second quarter of 2004, while the increase in the effective tax rate for the first six months of 2004 compared to the same period in 2003 was the result of a higher percentage of U.S. taxable income in the first six months of 2004.

      Our backlog at constant foreign exchange rates increased by $4,060,000 or 23.4% and $5,682,000 or 36.0% at the end of the second quarter of 2004 compared to the backlog at January 3, 2004 and June 28, 2003, respectively. This increase in our backlog resulted from the improved business conditions previously described.

LIQUIDITY AND CAPITAL RESOURCES

Capitalization

      Our capitalization at the end of the second quarter of 2004 and at the end of fiscal years 2003 and 2002 is summarized below:

                                             July 3,   January 3,  December 28,
(Dollars in Thousands)                        2004       2004         2002
                                             -------    -------     -------
Short-term debt, including current
  portion of long-term debt                  $ 4,014    $ 3,541     $ 2,005
Long-term debt                                23,098     24,574       6,499
                                             -------    -------     -------
Total debt                                    27,112     28,115       8,504
Shareholders' equity                          39,081     35,114      28,419
                                             -------    -------     -------
Total debt and shareholders' equity          $66,193    $63,229     $36,923
                                             =======    =======     =======
  (total capitalization)
Percent total debt to total capitalization        41%        44%         23%
Percent long-term debt to equity                  59%        70%         23%
Percent total debt to equity                      69%        80%         30%

      Total debt decreased by $1,003,000 in the first six months of 2004 ($1,017,000 at constant foreign exchange rates). At July 3, 2004 and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $4,845,000 of unused borrowing capacity under our U.S. loan agreements and $10,597,000 of unused borrowing capacity under our foreign loan agreements.

      In June 2004, we prepaid $4,000,000 of unsecured promissory notes bearing interest at 6% per annum that were payable to the former stockholders of Pennsylvania Crusher Corporation which we acquired in January 2003. These notes were payable in three equal annual installments beginning in January 2005. The payoff was financed with a $4,000,000 term loan from a U.S. bank, repayable over 60 months, with 48 monthly principal payments of $50,000 beginning January 2005, 11 monthly principal payments of $133,333 beginning January 2009 and a final principal payment of $133,337 in December 2009. Interest is payable monthly beginning July 2004 at a fixed rate of 5.75% on principal of $1,600,000 and at a variable rate of one-month LIBOR plus 1.85% (2.94% as of July 3, 2004) on the remaining principal of $2,400,000. The term loan is guaranteed by the U.S. manufacturing subsidiary for our feeder line and contains the same annual consolidated financial covenants that already exist with the lender.

      In June 2004, the same U.S. bank extended the term of a $5,000,000 secured revolving credit facility with the same U.S. manufacturing subsidiary through July 2006.

Other Items

      At July 3, 2004, working capital was $21,350,000 compared to $17,121,000 at January 3, 2004, and the ratio of current assets to current liabilities at those dates was 1.86 and 1.77, respectively. The working capital increase during the first six months of 2004 was primarily from an increase in cash from operating activities and from the sale of the U.K. office building previously described.

      In the first six months of 2004 and 2003, we utilized internally generated funds and our lines of credit to meet our working capital needs.

      Net cash provided by operating activities was $4,392,000 in the first six months of 2004 compared to $5,203,000 in the same period of 2004. The decrease in operating cash flow during the first six months of 2004 compared to the same period in 2003 was primarily due to an increase in accounts receivable, inventories and prepaid expenses resulting from the stronger business conditions and higher revenues discussed above, partially offset by increases in net income, depreciation and amortization, accounts payable and accrued expenses.

      Net cash provided by investing activities in the first six months of 2004 was primarily from the disposition of the U.K. office building noted above, partially offset by capital additions. Net cash used in investing activities for the first six months of 2003 was for the acquisition of Pennsylvania Crusher Corporation in January 2003 and capital additions.

      Cash used in financing activities in the first six months of 2004 was for net debt reductions, which were partially offset by the proceeds of stock option exercises, while cash provided by financing activities in the first six months of 2003 was from borrowings related to the acquisition of Pennsylvania Crusher Corporation in January 2003.

      Of the total increase in shareholders' equity of $3,967,000 in the first six months of 2004, $2,811,000 was from net income, $240,000 was from changes in foreign exchange rates, particularly the strengthening of the Swiss franc and euro versus the U.S. dollar, $871,000 was from the issuance of common stock related to the exercise of stock options, and $45,000 was from an unrealized gain net of taxes on an interest rate swap.

Future Payments Under Contractual Obligations

      We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management's Discussion and Analysis in the Company's 2003 Form 10-K except for the $4,000,000 debt refinancing and $5,000,000 revolving credit facility extension, each of which occurred in June 2004 and was described above. Refer to Notes 9 and 16 to the consolidated financial statements in the 2003 Form 10-K for additional information on long-term debt and commitments and contingencies.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is currently exposed to certain market risks related to (i) fluctuations in foreign exchange rates and (ii) interest rate changes.

Foreign Exchange Rate Risk

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Foreign Exchange Rates" in
Item 2 of this report.

Interest Rate Risk

      The Company has several credit facilities or loans that require the Company to pay interest at a rate which may change periodically. These variable rate obligations expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. As of July 3, 2004, approximately $12,336,000 of the Company's total debt of $27,112,000 was subject to variable interest rates.

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

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The Annual Meeting of Shareholders of the Company was held on May 14, 2004.

      (b)   Not applicable

      (c) Shareholders of the Company were asked to vote on a proposal to elect two Class III directors. The Board of Directors nominated Norman Cohen and Richard J. Pinola as the Class III directors. There were no other nominations. Messrs. Cohen and Pinola were then elected as the Class III directors, with the result of the vote being as follows:

                                      Number of Votes
                                      ---------------
                               For                       Withheld
                               ---                       --------
Norman Cohen                2,027,025                     54,190
Richard J. Pinola           2,027,345                     53,870

            Directors are elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            10.1 Note dated June 9, 2004 from K-Tron International, Inc. in favor of The Bank

            10.2 Loan Modification/Renewal Agreement dated June 9, 2004 between K-Tron America, Inc. and The Bank

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K dated April 27, 2004 and furnished to the Securities and Exchange Commission on April 29, 2004 reporting first quarter 2004 financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   K-TRON INTERNATIONAL, INC.

Date: August 16, 2004              By:    RONALD R. REMICK
                                          ----------------
                                          Ronald R. Remick
                                          Senior Vice President & Chief
                                          Financial Officer
                                          (Duly authorized officer and principal
                                          financial officer of the registrant)

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

                                  EXHIBIT INDEX

Exhibit
Number                               Description
------                               -----------
31.1        Chief Executive Officer Certification pursuant to Rule 13a-14(a) or
            15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2        Chief Financial Officer Certification pursuant to Rule 13a-14(a) or
            15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002

10.1        Note dated June 9, 2004 from K-Tron International, Inc. in favor of
            The Bank

10.2        Loan Modification/Renewal Agreement dated June 9, 2004 between
            K-Tron America, Inc. and The Bank