Form 10-Q
period 2004-10-02
K TRON INTERNATIONAL INC
filed 2004-11-05
CIK 20

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 2, 2004

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________

                          Commission file number 0-9576

                           K-TRON INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             New Jersey                                   22-1759452
-----------------------------------           ----------------------------------
  (State or Other Jurisdiction of             (I.R.S. Employer Identification #)
   Incorporation or Organization)

Routes 55 & 553, P.O. Box 888, Pitman, New Jersey                   08071-0888
-------------------------------------------------                   ----------
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

Yes [X]       No[ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]      No [X]

The Registrant had 2,518,242 shares of Common Stock outstanding as of November 4, 2004.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                              Page No.
PART I.             FINANCIAL INFORMATION

          Item 1.   Financial Statements.

                    Consolidated Balance Sheets
                    October 2, 2004 (Unaudited) and January 3, 2004                 1

                    Consolidated Statements of Income and Retained
                    Earnings (Unaudited) for the Three and Nine Months
                    Ended October 2, 2004 and September 27, 2003                    2

                    Consolidated Statements of Cash Flows (Unaudited)
                    for the Nine Months Ended October 2, 2004 and
                    September 27, 2003                                              3

                    Notes to Consolidated Financial Statements (Unaudited)     4 - 10

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of Operations.         11 - 18

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk.                                                   18

          Item 4.   Controls and Procedures.                                  18 - 19

PART II.            OTHER INFORMATION

          Item 6.   Exhibits.                                                      19

SIGNATURES                                                                         20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands except Share Data)

                                                                                                       (Unaudited)
                                                                                                        October 2,    January 3,
                                                                                                          2004          2004
                                                                                                        ---------     ---------
                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                          $  10,644     $   4,506
     Accounts receivable, net of allowance for doubtful accounts of $698 and $820                          20,318        19,273
     Inventories, net                                                                                      15,031        13,566
     Deferred income taxes                                                                                    442           442
     Prepaid expenses and other current assets                                                              2,011         1,698
                                                                                                        ---------     ---------
          Total current assets                                                                             48,446        39,485
                                                                                                        ---------     ---------

PROPERTY, PLANT AND EQUIPMENT, net                                                                         24,356        26,916
PATENTS, net                                                                                                1,771         1,893
GOODWILL                                                                                                    2,053         2,053
OTHER INTANGIBLES, net                                                                                     10,039        10,218
NOTES RECEIVABLE AND OTHER ASSETS                                                                           2,271         2,111
DEFERRED INCOME TAXES                                                                                         378           405
                                                                                                        ---------     ---------
          Total assets                                                                                  $  89,314     $  83,081
                                                                                                        =========     =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                                      $      47     $      --
     Current portion of long-term debt                                                                      4,026         3,541
     Accounts payable                                                                                       6,161         6,361
     Accrued expenses and other current liabilities                                                        10,885         8,518
     Accrued commissions                                                                                    1,796         1,393
     Customer advances                                                                                      2,464         1,757
     Deferred income taxes                                                                                    794           794
                                                                                                        ---------     ---------
          Total current liabilities                                                                        26,173        22,364
                                                                                                        ---------     ---------

LONG-TERM DEBT, net of current portion                                                                     21,770        24,574
DEFERRED INCOME TAXES                                                                                         947           947
OTHER NON-CURRENT LIABILITIES                                                                                  15            82
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES,
     $.01 par value - authorized 50,000 shares; none issued                                                    --            --
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value - authorized 950,000 shares; none issued                                  --            --
     Common stock, $.01 par value - authorized 50,000,000 shares;
          issued 4,520,816 shares and 4,449,928 shares                                                         45            44
     Paid-in capital                                                                                       17,956        16,922
     Retained earnings                                                                                     46,864        42,491
     Accumulated other comprehensive income                                                                 3,058         3,171
                                                                                                        ---------     ---------
                                                                                                           67,923        62,628
     Treasury stock, 2,002,574 shares - at cost                                                           (27,514)      (27,514)
                                                                                                        ---------     ---------
          Total shareholders' equity                                                                       40,409        35,114
                                                                                                        ---------     ---------
          Total liabilities and shareholders' equity                                                    $  89,314     $  83,081
                                                                                                        =========     =========

                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (Dollars in Thousands except Per Share Data)
                                   (Unaudited)

                                              Three Months Ended             Nine Months Ended
                                          --------------------------    --------------------------
                                           October 2,   September 27,    October 2,   September 27,
                                             2004           2003           2004           2003
                                          -----------    -----------    -----------   ------------
REVENUES                                  $    28,644    $    22,158    $    82,027    $    68,217

COST OF REVENUES                               17,340         12,988         48,189         40,608
                                          -----------    -----------    -----------    -----------
            Gross profit                       11,304          9,170         33,838         27,609

OPERATING EXPENSES:
    Selling, general and administrative         8,151          6,761         24,885         20,708
    Research and development                      624            615          1,861          1,964
                                          -----------    -----------    -----------    -----------
                                                8,775          7,376         26,746         22,672
                                          -----------    -----------    -----------    -----------

            Operating income                    2,529          1,794          7,092          4,937

INTEREST (EXPENSE)                               (294)          (429)        (1,008)        (1,209)
GAIN ON SALE OF OFFICE BUILDING                    --             --            164             --
                                          -----------    -----------    -----------    -----------

            Income before income taxes          2,235          1,365          6,248          3,728

INCOME TAX PROVISION                              673            455          1,875          1,118
                                          -----------    -----------    -----------    -----------

NET INCOME                                      1,562            910          4,373          2,610

RETAINED EARNINGS
    Beginning of period                        45,302         40,468         42,491         38,768
                                          -----------    -----------    -----------    -----------
    End of period                         $    46,864    $    41,378    $    46,864    $    41,378
                                          ===========    ===========    ===========    ===========

EARNINGS PER SHARE
    Basic                                 $      0.62    $      0.37    $      1.76    $      1.07
                                          ===========    ===========    ===========    ===========
    Diluted                               $      0.59    $      0.36    $      1.68    $      1.05
                                          ===========    ===========    ===========    ===========

    Weighted average common shares
      outstanding                           2,512,000      2,439,000      2,489,000      2,434,000
                                          ===========    ===========    ===========    ===========
    Weighted average common and
      common equivalents shares
      outstanding                           2,631,000      2,508,000      2,604,000      2,494,000
                                          ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                      --------------------------
                                                                                      October 2,   September 27,
                                                                                         2004          2003
                                                                                       --------      --------
OPERATING ACTIVITIES:
   Net income                                                                          $  4,373      $  2,610
   Adjustments to reconcile net income to net cash provided by operating activities:
         Gain on disposition of asset                                                      (164)           --
         Depreciation and amortization                                                    3,087         2,167
         Changes in assets and liabilities:
              Accounts receivable, net                                                   (1,127)        3,675
              Inventories, net                                                           (1,504)        1,092
              Prepaid expenses and other current assets                                    (192)          431
              Other assets                                                                  182           311
              Accounts payable                                                              282        (1,728)
              Accrued expenses and other current liabilities                              3,175          (464)
                                                                                       --------      --------
                    Net cash provided by operating activities                             8,112         8,094
                                                                                       --------      --------

INVESTING ACTIVITIES:
   Proceeds from disposition of assets                                                      996            --
   Business acquired, net of cash acquired                                                   --       (18,988)
   Capital expenditures                                                                  (1,079)       (2,611)
   Other                                                                                    (54)          (21)
                                                                                       --------      --------
                    Net cash used in investing activities                                  (137)      (21,620)
                                                                                       --------      --------

FINANCING ACTIVITIES:
   Net borrowings under notes payable to banks                                            1,412          (342)
   Proceeds from issuance of long-term debt                                               4,000        20,000
   Principal payments on long-term debt                                                  (7,693)       (2,583)
   Proceeds from issuance of common stock                                                   516           160
                                                                                       --------      --------
                    Net cash (used in) provided by financing activities                  (1,765)       17,235
                                                                                       --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                (72)          206
                                                                                       --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 6,138         3,915
                                                                                       --------      --------

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                    4,506         2,694
                                                                                       --------      --------
   End of period                                                                       $ 10,644      $  6,609
                                                                                       ========      ========

                 See Notes to Consolidated Financial Statements

                   K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 October 2, 2004
                                   (Unaudited)

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

2.    New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The adoption of the provisions of FIN 46 effective February 1, 2003 did not have a material impact on the Company's consolidated financial statements since the Company did not at that time have, and has not since that time had, any variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003 which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPEs"). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. The Company's adoption of the provisions of FIN 46R effective January 3, 2004 did not have a material impact on the Company's consolidated financial statements since the Company did not at that time have, and has not since that time had, any SPEs.

3.    Supplemental Disclosures of Cash Flow Information

      The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

      Cash paid for interest in the nine-month periods ended October 2, 2004 and September 27, 2003 was $1,033,000 and $1,096,000, respectively, and for income taxes was $823,000 and $352,000, respectively.

4.    Inventories

      Inventories consist of the following:

                    October 2,  January 3,
                       2004        2004
                    ----------  ----------
                        (in thousands)
Components           $ 14,188    $ 13,676
Work-in-process         2,310       1,635
Finished goods            112          62
Inventory reserves     (1,579)     (1,807)
                     --------    --------
                     $ 15,031    $ 13,566
                     ========    ========

5.    Intangible Assets

                                    October 2, 2004             January 3, 2004
                                    ---------------             ---------------
                                 Gross                        Gross
                                Carrying    Accumulated      Carrying   Accumulated
                                 Amount     Amortization      Amount    Amortization
                                -------     -------------    --------   ------------
                                                  (in thousands)
Amortized intangible assets
  Patents                       $ 2,794       $ 1,023         $ 2,780     $   887
  Drawings                        3,550           177           3,550          71
  Customer Relationships          4,898           122           4,898          49
                                -------       -------         -------     -------
                                $11,242       $ 1,322         $11,228     $ 1,007
                                =======       =======         =======     =======

Unamortized intangible assets
  Trademarks and tradenames     $ 1,890                      $  1,890
                                =======                      ========

      The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition) over the expected period of benefits, which is 17 to 50 years. The amortization expense of intangible assets for the nine-month periods ended October 2, 2004 and September 27, 2003 was $315,000 and $210,000, respectively.

6.    Accrued Warranty

      The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the nine-month periods ended October 2, 2004 and September 27, 2003.

                                       October 2,  September 27,
                                         2004          2003
                                       --------    -------------
                                            (in thousands)
Beginning balance                       $   967       $   687
Accrued warranty of acquired business        --           553
Accrual of warranty expense               1,336           903
Warranty costs incurred                  (1,300)       (1,058)
Foreign exchange adjustment                  (3)           16
                                        -------       -------
Ending balance                          $ 1,000       $ 1,101
                                        =======       =======

7.    Long-Term Debt

      Long-term debt consists of the following, with the interest rates indicated being those in effect at October 2, 2004:

                                                  October 2,  January 3,
                                                     2004       2004
                                                  ----------  ----------
                                                      (in thousands)
U.S. mortgage, interest at 6.45%                   $  1,937    $  2,052
U.S. line of credit, interest at 4.25%                3,300       1,935
U.S. term facilities, interest at 3.48% to 5.75%     20,179      18,317
Unsecured notes payable                                  --       4,000
Swiss facilities                                         --       1,211
Other                                                   380         600
                                                   --------    --------
                                                     25,796      28,115
Less current portion                                 (4,026)     (3,541)
                                                   --------    --------
                                                   $ 21,770    $ 24,574
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

      The Company's Basic and Diluted Earnings Per Share are calculated as follows:

                                     For the Three Months Ended October 2, 2004
                                     ------------------------------------------
                                     Net Income Available
(Dollars and Shares in Thousands         To Common                    Earnings
 except Per Share Data)                 Shareholders        Shares    Per Share
--------------------------------     --------------------   ------    ---------
Basic                                      $1,562            2,512      $0.62

Common Share Equivalent
  of Outstanding Options                       --              119      (0.03)
                                           ------           ------      -----
Diluted                                    $1,562            2,631      $0.59
                                           ======           ======      =====

                                   For the Three Months Ended September 27, 2003
                                   ---------------------------------------------
                                     Net Income Available
(Dollars and Shares in Thousands         To Common                    Earnings
 except Per Share Data)                 Shareholders        Shares    Per Share
--------------------------------     --------------------   ------    ---------
Basic                                        $910            2,439      $0.37

Common Share Equivalent
   of Outstanding Options                      --               69      (0.01)
                                             ----           ------      -----
Diluted                                      $910            2,508      $0.36
                                             ====           ======      =====

                                     For the Nine Months Ended October 2, 2004
                                     -----------------------------------------
                                     Net Income Available
(Dollars and Shares in Thousands         To Common                    Earnings
 except Per Share Data)                 Shareholders        Shares    Per Share
--------------------------------     --------------------   ------    ---------
Basic                                      $4,373            2,489      $1.76

Common Share Equivalent
  of Outstanding Options                       --              115      (0.08)
                                           ------            -----      -----
Diluted                                    $4,373            2,604      $1.68
                                           ======            =====      =====

                                     For the Nine Months Ended September 27, 2003
                                     --------------------------------------------
                                     Net Income Available
(Dollars and Shares in Thousands         To Common                    Earnings
 except Per Share Data)                 Shareholders        Shares    Per Share
--------------------------------     --------------------   ------    ---------
Basic                                      $2,610            2,434      $1.07

Common Share Equivalent
   of Outstanding Options                      --               60      (0.02)
                                           ------            -----      -----
Diluted                                    $2,610            2,494      $1.05
                                           ======            =====      =====

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

                                            Three Months Ended       Nine Months Ended
                                           ---------------------   ---------------------
                                            Oct. 2,    Sept. 27,    Oct. 2,    Sept. 27,
                                             2004        2003        2004        2003
                                           ---------   ---------   ---------   ---------
                                                  (in thousands, except per share)
Net income - as reported                   $   1,562   $     910   $   4,373   $   2,610
Net income - pro forma                         1,534         871       4,262       2,432
Basic earnings per share - as reported          0.62        0.37        1.76        1.07
Basic earnings per share - pro forma            0.61        0.36        1.71        1.00
Diluted earnings per share - as reported        0.59        0.36        1.68        1.05
Diluted earnings per share - pro forma          0.58        0.35        1.64        0.98

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

10.   Comprehensive Income

      Comprehensive income is the total of net income, the change in the unrealized gain or loss on the Company's interest rate swap, net of tax, and the change in foreign currency translation adjustments, all for a given period, which are the Company's only non-owner changes in equity. For the three and nine-month periods ending October 2, 2004 and September 27, 2003, the following table sets forth the Company's comprehensive income:

                                           Three Months Ended   Nine Months Ended
                                           ------------------   -----------------
                                           Oct. 2,   Sept. 27,  Oct. 2,   Sept. 27,
                                            2004       2003      2004       2003
                                           -------   ---------  -------   ---------
                                                       (in thousands)
Net income                                 $ 1,562    $   910   $ 4,373    $ 2,610
Unrealized gain (loss) on
  interest rate swap, net of tax                (5)        56        40       (122)
Foreign currency translation gain (loss)      (393)       132      (153)       806
                                           -------    -------   -------    -------
Comprehensive income                       $ 1,164    $ 1,098   $ 4,260    $ 3,294
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

      For the three and nine-month periods ended October 2, 2004 and September 27, 2003, the following table sets forth the Company's geographic information:

                                                     EMEA/     Elimi-     Consoli-
                                       Americas      Asia     nations      dated
                                       --------    --------   --------    --------
                                                     (in thousands)
THREE MONTHS ENDED
   October 2, 2004
   Revenues
     Sales to unaffiliated customers   $ 16,338    $ 12,306   $     --    $ 28,644
     Sales to affiliates                    905         884     (1,789)         --
                                       --------    --------   --------    --------
          Total sales                  $ 17,243    $ 13,190   $ (1,789)   $ 28,644
                                       ========    ========   ========    ========

   Operating income                    $  1,553    $    968   $      8    $  2,529
                                       ========    ========   ========
   Interest expense                                                           (294)
                                                                          --------
   Income before income taxes                                             $  2,235
                                                                          ========

                                                     EMEA/      Elimi-     Consoli-
                                       Americas      Asia       nations     dated
                                       --------    --------    --------    --------
                                                     (in thousands)
THREE MONTHS ENDED
   September 27, 2003
   Revenues
     Sales to unaffiliated customers   $ 14,391    $  7,767    $     --    $ 22,158
     Sales to affiliates                    806         605      (1,411)         --
                                       --------    --------    --------    --------
          Total sales                  $ 15,197    $  8,372    $ (1,411)   $ 22,158
                                       ========    ========    ========    ========

   Operating income (loss)             $  1,992    $   (208)   $     10    $  1,794
                                       ========    ========    ========
   Interest expense                                                            (429)
                                                                           --------
   Income before income taxes                                              $  1,365
                                                                           ========

                                                     EMEA/     Elimi-     Consoli-
                                       Americas      Asia      nations     dated
                                       --------    --------   --------    --------
                                                     (in thousands)
NINE MONTHS ENDED
   October 2, 2004
   Revenues
     Sales to unaffiliated customers   $ 46,229    $ 35,798   $     --    $ 82,027
     Sales to affiliates                  2,565       2,565     (5,130)         --
                                       --------    --------   --------    --------
          Total sales                  $ 48,794    $ 38,363   $ (5,130)   $ 82,027
                                       ========    ========   ========    ========

   Operating income (loss)             $  4,081    $  3,074   $    (63)   $  7,092
                                       ========    ========   ========
   Interest expense                                                         (1,008)
   Gain on sale of office building                                             164
                                                                          --------
   Income before income taxes                                             $  6,248
                                                                          ========

                                                     EMEA/     Elimi-     Consoli-
                                       Americas      Asia      nations     dated
                                       --------    --------   --------    --------
                                                     (in thousands)
NINE MONTHS ENDED
   September 27, 2003
   Revenues
     Sales to unaffiliated customers   $ 40,799    $ 27,418   $     --    $ 68,217
     Sales to affiliates                  2,118       1,623     (3,741)         --
                                       --------    --------   --------    --------
          Total sales                  $ 42,917    $ 29,041   $ (3,741)   $ 68,217
                                       ========    ========   ========    ========

   Operating income (loss)             $  3,800    $  1,146   $     (9)   $  4,937
                                       ========    ========   ========
   Interest expense                                                         (1,209)
                                                                          --------
   Income before income taxes                                             $  3,728
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

      The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this
Item 2 to the third quarter or first nine months of 2004 or 2003 mean the fiscal quarter or nine-month period ended October 2, 2004 or September 27, 2003, as the case may be.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2003 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended January 3, 2004 (the "2003 Form 10-K"). The preparation of those financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.

      The significant accounting policies of the Company are described in Note 2 to the 2003 consolidated financial statements, and the critical accounting policies and estimates are described in Management's Discussion and Analysis included in our 2003 Form 10-K. There have been no changes in the critical accounting policies. Information concerning our implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2003 consolidated financial statements. We did not adopt an accounting policy in the first nine months of 2004 that had a material impact on our financial condition, liquidity or results of operations.

RESULTS OF OPERATIONS

Overview

      For the third quarter and first nine months of 2004, we reported revenues of $28,644,000 and $82,027,000 and net income of $1,562,000 and $4,373,000, respectively, compared to revenues of $22,158,000 and $68,217,000 and net income of $910,000 and $2,610,000 for the same periods in 2003. We believe that the increases in third quarter and first nine months of 2004 revenues and net income compared with the same periods in 2003 were primarily the result of improved business conditions in many of the markets served by our main business lines, and also reflected the positive effect of a weaker U.S. dollar when translating the revenues and profits of our foreign operations into U.S. dollars. For the first nine months of 2004, net income also benefited from the profit contribution from the first quarter sale of an office building by one of our United Kingdom subsidiaries.

Foreign Exchange Rates

      We are an international company, and we derived 44% and 40% of our revenues for the first nine months of 2004 and 2003, respectively, from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates ("foreign exchange rates"), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.

      Since we receive substantial revenues from activities in foreign jurisdictions, our results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, euro and British pound sterling and, to a lesser degree, the Singapore dollar and other currencies. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, our revenues in U.S. dollars generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. In particular, a general weakening of the U.S. dollar against other currencies would positively affect our revenues, gross profit and operating income as expressed in U.S. dollars (provided that the gross profit and operating income numbers from foreign operations are not losses, since in the case of a loss, the effect would be to increase the loss), whereas a general strengthening of the U.S. dollar against such currencies would have the opposite effect. In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale.

      For the third quarter and first nine months of 2004 and 2003, the changes in certain key exchange rates affecting the Company were as follows:

                                          Three Months Ended                 Nine Months Ended
                                          ------------------                 -----------------
                                    Oct. 2,              Sept. 27,      Oct. 2,             Sept. 27,
                                     2004                   2003         2004                 2003
                                    -------              ---------      -------             ---------
Average U.S. dollar equivalent of
 one Swiss franc                     0.796                 0.730         0.792                0.737
% change vs. prior year                          +9.0%                               +7.4%

Average U.S. dollar equivalent of
 one euro                            1.224                 1.127         1.226                1.113
% change vs. prior year                          +8.6%                              +10.2%

Average U.S. dollar equivalent of
 one British pound sterling          1.819                 1.612         1.822                1.611
% change vs. prior year                         +12.8%                              +13.1%

Average Swiss franc equivalent of
 one euro                            1.538                 1.544         1.548                1.510
% change vs. prior year                          -0.4%                               +2.5%

Average Swiss franc equivalent of
 one British pound sterling          2.285                 2.208         2.300                2.186
% change vs. prior year                          +3.4%                               +5.2%

Presentation of Results and Analysis

      The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated, as well as our backlog at the end of such periods:

                                      Three Months Ended     Nine Months Ended
                                      Oct. 2,   Sept. 27,   Oct. 2,   Sept. 27,
                                        2004       2003       2004       2003
                                      -------   ---------   -------   ---------
Total revenues                         100.0%     100.0%     100.0%     100.0%
Cost of revenues                        60.5       58.6       58.7       59.5
                                       -----      -----      -----      -----
Gross profit                            39.5       41.4       41.3       40.5
Selling, general and administrative     28.5       30.5       30.4       30.4
Research and development                 2.2        2.8        2.3        2.9
                                       -----      -----      -----      -----
Operating income                         8.8        8.1        8.6        7.2
Interest (expense)                      (1.0)      (1.9)      (1.2)      (1.8)
Gain on sale of office building           --         --        0.2         --
                                       -----      -----      -----      -----
Income before income taxes               7.8%       6.2%       7.6%       5.4%
                                       =====      =====      =====      =====

                                 October 2, 2004   January 3, 2004   September 27, 2003
                                 ---------------   ---------------   ------------------
Backlog (at October 2, 2004
 exchange rates, in thousands
 of dollars)                        $21,381           $17,279             $18,426
                                    =======           =======             =======

      Total revenues increased by $6,486,000 or 29.3% in the third quarter of 2004 and by $13,810,000 or 20.2% in the first nine months of 2004 compared to the same periods in 2003. We believe that these increases were primarily attributable to improved business conditions in many of the markets served by our main business lines -- feeding, size reduction and pneumatic conveying -- and, to a lesser degree, to the positive effect of a weaker U.S. dollar when translating the revenues of foreign operations into U.S. dollars. The favorable impact of foreign currency translation accounted for approximately 17% of the $6,486,000 revenue increase in the third quarter and approximately 20% of the $13,810,000 revenue increase in the first nine months of 2004 compared to the same periods in 2003.

      Gross profit as a percent of total revenues decreased to 39.5% in the third quarter of 2004 and increased to 41.3% in the first nine months of 2004 from 41.4% and 40.5% for the same periods in 2003. Gross profit improvement was primarily due to higher revenues, which led to fixed costs being absorbed over a larger revenue base, but this was more than offset in the third quarter comparison by the negative effect of certain changes in geographic and product sales mix.

      Selling, general and administrative ("SG&A") expenses increased by $1,390,000 or 20.6% in the third quarter of 2004 and by $4,177,000 or 20.2% in the first nine months of 2004 compared to the same periods in 2003. These increases in 2004 were primarily the result of a higher bonus accrual, higher sales commissions related to increased revenues, the effect of a weaker U.S. dollar and an increase in depreciation and amortization expense related to the implementation of software systems within our feeding business line. As a percent of total revenues, SG&A was 28.5% in the third quarter of 2004 and 30.4% in the first nine months of 2004 compared to 30.5% and 30.4% for the same periods in 2003.

      Research and development ("R&D") expenditures remained constant in the third quarter of 2004 and decreased by $103,000 or 5.2% in the first nine months of 2004 compared to the same periods in 2003. The decrease for the nine months was primarily due to lower prototype expenditures and a small reduction in staff partially offset by the effect of a weaker U.S. dollar. R&D expense as a percent of total revenues was 2.2% in the third quarter of 2004 and 2.3% in the first nine months of 2004 compared to 2.8% and 2.9% for the same periods in 2003.

      Interest expense decreased by $135,000 or 31.4% in the third quarter of 2004 and by $201,000 or 16.6% in the first nine months of 2004 compared to the same periods in 2003. These decreases primarily reflected lower levels of debt in 2004. Interest expense as a percent of total revenues was 1.0% in the third quarter and 1.2% in the first nine months of 2004 compared to 1.9% and 1.8% for the same periods in 2003.

      In the first quarter of 2004, one of our United Kingdom subsidiaries sold its office building for $996,000 and realized a pre-tax gain of $164,000. All employees were relocated to a nearby office building that is leased by another United Kingdom subsidiary.

      Income before income taxes was $2,235,000 in the third quarter of 2004 and $6,248,000 in the first nine months of 2004 compared to $1,365,000 and $3,728,000 for the same periods in 2003. Income before income taxes improved versus the same periods in 2003 primarily as a result of the impact of the items discussed above.

      The effective tax rate was 30.1% for the third quarter of 2004 and 30.0% for the first nine months of 2004 compared to 33.3% and 30.0% for the same periods in 2003. The decrease in the effective tax rate in the third quarter of 2004 versus the same period in 2003 was due to a higher percentage of foreign taxable income in the third quarter of 2004.

      Our backlog at constant foreign exchange rates increased by $4,102,000 or 23.7% and $2,955,000 or 16.0% at the end of the third quarter of 2004 compared to the backlog at January 3, 2004 and September 27, 2003, respectively. These increases resulted from the improved business conditions previously described.

LIQUIDITY AND CAPITAL RESOURCES

Capitalization

      Our capitalization at the end of the third quarter of 2004 and at the end of fiscal years 2003 and 2002 is summarized below:

                                              October 2,  January 3,   December 28,
(Dollars in Thousands)                           2004         2004         2002
                                              ----------  ----------   -------------
Short-term debt, including current
  portion of long-term debt                    $ 4,073      $ 3,541      $ 2,005
Long-term debt                                  21,770       24,574        6,499
                                               -------      -------      -------
Total debt                                      25,843       28,115        8,504
Shareholders' equity                            40,409       35,114       28,419
                                               -------      -------      -------
Total debt and shareholders' equity
    (total capitalization)                     $66,252      $63,229      $36,923
                                               =======      =======      =======

Percent total debt to total capitalization          39%          44%          23%
Percent long-term debt to equity                    54%          70%          23%
Percent total debt to equity                        64%          80%          30%

      Total debt decreased by $2,272,000 in the first nine months of 2004 ($2,281,000 at constant foreign exchange rates). At October 2, 2004 and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $5,200,000 of unused borrowing capacity under our U.S. loan agreements and $10,536,000 of unused borrowing capacity under our foreign loan agreements.

      In June 2004, we prepaid $4,000,000 of unsecured promissory notes bearing interest at 6% per annum that were payable to the former stockholders of Pennsylvania Crusher Corporation which we acquired in January 2003. These notes were payable in three equal annual installments beginning in January 2005. The prepayment of the notes was financed with a $4,000,000 term loan from a U.S. bank, repayable over 60 months, with 48 monthly principal payments of $50,000 beginning January 2005, 11 monthly principal payments of $133,333 beginning January 2009 and a final principal payment of $133,337 in December 2009. Interest is payable monthly beginning July 2004 at a fixed rate of 5.75% on principal of $1,600,000 and at a variable rate of one-month LIBOR plus 1.85% (3.48% as of October 2, 2004) on the remaining principal of $2,400,000. The term loan is guaranteed by the U.S. manufacturing subsidiary for our feeder line.

      In June 2004, the same U.S. bank extended the term of a $5,000,000 secured revolving credit facility with the same U.S. manufacturing subsidiary through July 2006.

Other Items

      At October 2, 2004, working capital was $22,273,000 compared to $17,121,000 at January 3, 2004, and the ratio of current assets to current liabilities at those dates was 1.85 and 1.77. The working capital increase during the first nine months of 2004 was primarily due to an increase in cash from operating activities and also from the sale of the U.K. office building previously described.

      In the first nine months of 2004 and 2003, we utilized internally generated funds and our lines of credit to meet our working capital needs.

      Net cash provided by operating activities was $8,112,000 in the first nine months of 2004 compared to $8,094,000 in the same period of 2003. The slight increase in operating cash flow during the first nine months of 2004 compared to the same period in 2003 was primarily due to increases in net income, depreciation and amortization, accounts payable and accrued expenses which, in the aggregate, were largely offset by increases in accounts receivable, inventories and prepaid expenses. Most of the changes resulted from the stronger business conditions and higher revenues discussed above.

      Net cash used in investing activities in the first nine months of 2004 was primarily for capital additions, partially offset by proceeds from the sale of our U.K. office building noted above. Net cash used in investing activities for the first nine months of 2003 was for the acquisition of Pennsylvania Crusher Corporation in January 2003 and capital additions.

      Net cash used in financing activities in the first nine months of 2004 was for a net reduction in debt, which was partially offset by the proceeds from stock option exercises, while net cash provided by financing activities in the first nine months of 2003 was primarily from borrowings related to the acquisition of Pennsylvania Crusher Corporation in January 2003, partially offset by a net reduction in debt.

      Of the total increase in shareholders' equity of $5,295,000 in the first nine months of 2004, $4,373,000 was from net income, $1,035,000 was from the issuance of common stock related to the exercise of stock options, and $40,000 was from an unrealized gain net of taxes on an interest rate swap, partially offset by a reduction of $153,000 from changes in foreign exchange rates between the beginning and the end of the nine-month period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are currently exposed to certain market risks related to (i) fluctuations in foreign exchange rates and (ii) interest rate changes.

Foreign Exchange Rate Risk

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Foreign Exchange Rates" in
Item 2 of this report.

Interest Rate Risk

      We have several credit facilities or loans that require us to pay interest at a rate which may change periodically. These variable rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. As of October 2, 2004, approximately $8,532,000 of our total debt of $25,843,000 was subject to variable interest rates which ranged from 3.48% to 4.53%.

ITEM 4. CONTROLS AND PROCEDURES.

      (a)   Evaluation of Disclosure Controls and Procedures

       An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of our internal controls, there were no significant changes in our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

      (b)   Change in Internal Control over Financial Reporting

      No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

      31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

      31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

      32 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   K-TRON INTERNATIONAL, INC.

Date: November 5, 2004             By:   RONALD R. REMICK
                                         ----------------
                                         Ronald R. Remick
                                         Senior Vice President & Chief
                                         Financial Officer
                                         (Duly authorized officer and principal
                                         financial officer of the registrant)

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

                                  EXHIBIT INDEX

Exhibit
Number                            Description
-------     --------------------------------------------------------------------
31.1        Chief Executive Officer Certification pursuant to Rule 13a-14(a) or
            15d-14(a) of the Securities Exchange Act of 1934

31.2        Chief Financial Officer Certification pursuant to Rule 13a-14(a) or
            15d-14(a) of the Securities Exchange Act of 1934

32 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350