Form 10-K
period 2005-01-01
K TRON INTERNATIONAL INC
filed 2005-03-31
CIK 20

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL REPORT AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 1, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Common Stock, par value $.01 per share
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     As of July 2, 2004, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $49,083,595. Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the Nasdaq National Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any shareholders (other than directors and executive officers) owning more than ten percent of the Registrant’s Common Stock. In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

     As of March 18, 2005, there were 2,539,442 shares of the Registrant’s Common Stock outstanding.

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

PART I

Item 1. Business.

General

     K-Tron International, Inc. is a New Jersey corporation founded in 1964, and our Common Stock trades on the Nasdaq National Market under the symbol KTII. We are engaged in one principal business segment, which is material handling equipment and systems, and our operations are conducted largely through subsidiary companies. We have manufacturing facilities in the United States, Switzerland, the United Kingdom and Canada, and our equipment is sold and supported throughout the world. On January 2, 2003, we purchased all of the outstanding stock of Pennsylvania Crusher Corporation (“Penn Crusher”). As result of this acquisition, we now also own Jeffrey Specialty Equipment Corporation (“Jeffrey”), which is a wholly-owned subsidiary of Penn Crusher.

     We serve the bulk solids material handling markets through three separate business or product lines (“business lines”). These three business lines focus primarily on feeding equipment (our “K-Tron Feeder Group”), pneumatic conveying equipment (our “pneumatic conveying group”) and size reduction equipment (our “size reduction group”). Our material handling equipment is used in a wide variety of manufacturing and other industrial processes, particularly in the plastics, food, chemical, detergent, pharmaceutical, electric utility and pulp and paper industries. We design, engineer, produce, market and service this equipment, and we sell it both on a stand alone basis and as part of a larger system that we may design and sell. Replacement parts are an important aspect of all of our businesses, and they comprise a significant majority of the sales of our size reduction group.

Available Information

     We maintain a website at http://www.ktron.com. We make available free of charge through the Investor Relations/Corporate Governance section of our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our website address in this annual report on Form 10-K only as an inactive textural reference and do not intend it to be an active link to our website. The material on our website is not part of our annual report on Form 10-K. You may also obtain a free copy of these reports and amendments by contacting Ronald R. Remick, Senior Vice President and Chief Financial Officer, at K-Tron International, Inc., Routes 55 and 553, P.O. Box 888, Pitman, New Jersey 08071-0888.

Feeding Equipment

     Our K-Tron Feeder Group, which consists of several K-Tron companies operating in the United States, Europe and Asia, produces feeders that control the flow of materials into a manufacturing process by weight (known as gravimetric feeding) or by volume (known as volumetric feeding). The manufacturing process then transforms these materials into an end product. Our feeders are used in many different industries worldwide, including the plastics compounding, food, chemical, detergent and pharmaceutical industries. We believe that we are the global leader in the production and sale of feeders for the handling of bulk solids in a manufacturing process.

     K-Tron Soder Brand. The feeding equipment sold by the K-Tron Feeder Group is offered throughout the world under the K-Tron Soder brand name by approximately 60 independent sales representative organizations with exclusive territories, by Company-owned sales companies in France, Germany, the United Kingdom and Singapore and directly from the factory in other locations which are not covered by either of these distribution channels. The independent sales representatives are under contractual agreements which provide for specific commission rates to be paid to the representative based on the type of product sold. A portion of any discounting provided to the end customer is normally deducted from the representative’s commission. Revenue is recorded after subtracting what, if any, discount is provided. The K-Tron Feeder Group markets and sells both stand alone units and engineered systems where one or more feeders are combined with other complementary material handling equipment.

     Feeders. The K-Tron Feeder Group markets conventional single and twin screw feeders, belt feeders and vibratory feeders. We offer these feeder types in a number of different designs, sizes and finishes to meet the requirements of a given material handling application and to assure compliance with applicable industry codes and specifications. In addition, these feeders are available in both a volumetric mode, where the flow of material is controlled by volume, and a gravimetric mode, where the flow of material is controlled either by weight or loss of weight over a defined time period. Gravimetric feeders, which represent the majority of our feeding equipment sales, are typically used in premium applications where short-term accuracy in feeding the raw materials is essential to produce a high-quality end product.

     The K-Tron Feeder Group also recently introduced a new type of feeder, which we refer to as the BSP or Bulk Solids Pump, that is based on a patented technology which we have licensed on a worldwide exclusive basis in the fields of use relevant for our feeder business. The BSP feeder does not utilize the usual screws, belts or vibratory trays to convey material but instead relies upon positive displacement action to feed accurately free-flowing materials, offering uniform discharge, consistent volume and gentle handling. It achieves this result by using vertical rotating discs that create a product lock-up zone which then conveys the material smoothly from storage hopper to discharge outlet.

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

     Vacuum Conveying. The K-Tron Feeder Group also markets vacuum loaders for the refilling of feeders and for use in other material handling applications. These loaders are manufactured by our pneumatic conveying group whose business is described below, and the K-Tron Feeder Group sells them under the Hurricane product name. We believe that we are the only company offering integrated feeder and vacuum loader controls to the process industries.

     Service, Parts and Training. The K-Tron Feeder Group has a global service network that enables us to respond to customer calls within 24 hours almost anywhere in the world. We also sell parts to our customers, and our service and parts business is an important source of revenue for us. In addition to equipment, service and parts, we offer training to our customers, employees and sales representatives with respect to our feeding and pneumatic conveying equipment at our K-Tron Institute, which is based at our facilities in Pitman, New Jersey and Niederlenz, Switzerland, and through courses offered by the Institute in other locations, including at customer sites.

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

     Competition. Based on market studies, we believe that the K-Tron Feeder Group is the leading worldwide producer of feeders and related equipment for the handling of bulk solids in manufacturing processes, and we believe that we have reached this position primarily because of our use of digital control technology and digital weighing technology, our development of mechanical design improvements to our products and our extensive knowledge of material handling applications. We also rely on our global service network and on our reputation and many years of experience in serving the needs of our large customer base to maintain a competitive advantage. Strong competition exists in every major geographic and industrial market that we serve. Competitors range in size from a subsidiary of a large foreign corporation with a broad line of products to smaller companies with a global presence and regional firms that often specialize in a limited range of products.

Pneumatic Conveying and Ancillary Equipment

     Our pneumatic conveying group, which consists of two companies in the United Kingdom and one in Canada, integrates two brands, Colormax and PCS, together with the manufacturing of our Hurricane product line for the K-Tron Feeder Group into one business unit that is capable of addressing a broad range of pneumatic conveying applications. The group’s products are distributed through the K-Tron Feeder Group’s distribution channels under the Hurricane product name and through the pneumatic conveying group’s distribution channels under the PCS and Colormax brand names. We believe that PCS and Colormax are among the leaders in the United Kingdom in their respective markets.

     Colormax Equipment. The Colormax brand is used for pneumatic conveying equipment and material handling systems sold by the pneumatic conveying group primarily to customers in the plastics injection molding industry. Colormax products are assembled by our Colormax Limited subsidiary in Telford, England and marketed directly to end users and also through a small number of independent sales representatives. The Colormax product line includes self-contained and central vacuum systems, dryers, volumetric and gravimetric blenders, material storage bins and feeders for handling various resin materials in the molding or extrusion of consumer plastic products. Colormax equipment sold by the K-Tron Feeder Group is generally labeled with the Hurricane product name.

     PCS Equipment. The PCS brand is used for pneumatic conveying equipment and material handling systems sold by the pneumatic conveying group into the food, pharmaceutical, plastics and chemical industries. PCS products and material handling systems are engineered and assembled by our Pneumatic Conveying Systems Limited subsidiary in Stockport, England. PCS products include standard vacuum conveyors for hard-to-handle materials, an all stainless steel pharmaceutical line of equipment and a variety of ancillary equipment. PCS also has expertise in conveying fragile products without degradation and in designing dense phase vacuum conveying systems for the transport of products without segregation. PCS equipment sold by the K-Tron Feeder Group is generally labeled with the Hurricane product name.

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

     Penn Crusher Equipment. Penn Crusher manufactures size reduction and related equipment for the electric utility industry to crush coal before it is used as fuel in the steam furnaces of power generation plants, and it also serves other industries such as mining, quarrying and glass making. Penn Crusher sells its equipment and services worldwide through more than 50 independent sales representatives, with a focus on the United States market and with a growing presence in China. The independent sales representatives are under contractual agreements which provide for specific commission rates to be paid to the representative based on the type of product sold. Discounting is uncommon, but when it occurs, a representative may be asked to share the cost.

     The crushers most commonly sold by Penn Crusher are hammermills, in which the material is broken by impact from hammers and then scrubbed against a screen for desired size. Penn Crusher manufactures a number of different hammermill designs, such as granulators, that use rows of ring hammers to crush with a slow, positive rolling action, and Bradford breakers, in which the material is crushed by gravity impact only. Crushers come in a wide variety of sizes and configurations, and each machine is built-to-order to meet customer specifications.

     Penn Crusher also manufactures and markets a positive displacement action feeder using the same licensed technology that is the basis of the K-Tron Feeder Group’s Bulk Solids Pump. Penn Crusher owns the exclusive rights to utilize this technology in feeders of 24-inch diameter and larger in low pressure applications for markets in the United States, Canada and Mexico. These feeders are used primarily to feed coal into pulverizers in coal-fired power plants, and they also feed limestone into raw mills in the cement industry. Feeders normally account for a major part of Penn Crusher’s new equipment sales.

     Penn Crusher Replacement Parts. A significant portion of Penn Crusher’s revenues is derived from the sale of replacement parts. Penn Crusher has a large installed base of long-lived equipment, and every machine and part sold, including specifications and drawings, is registered in a digital database to enable Penn Crusher to provide customers with fast and efficient support.

     Jeffrey Equipment. Jeffrey produces wood hogs, other size reduction equipment and related items for use primarily in the pulp and paper and wood and forest products industries. Jeffrey hammermills are also sold to the mining industry to resize chunks of coal, which come directly out of the mine, into smaller pieces. Jeffrey markets its equipment through a combination of independent sales representatives and distributors, with a focus on the United States market.

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

     Jeffrey Replacement Parts. A significant portion of Jeffrey’s revenues is derived from replacement part sales. Jeffrey has an installed base of long-lived equipment, and every machine and part sold, including specifications and drawings, is registered in a digital database to enable Jeffrey to provide customers with fast and efficient support.

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

Customers

     We sell our material handling equipment throughout the world to a wide variety of customers in the various industrial markets which we serve, ranging from large, global companies to regional and local businesses. No single customer accounted for more than 10% of our total revenues in fiscal 2004.

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

Research and Development

     We invest in research and development (“R&D”) to maintain a technological leadership position in our feeding and pneumatic conveying equipment businesses. R&D in these areas focuses on new products as well as on improvements to existing products, with particular emphasis on the application of weighing and control technologies and mechanical design improvements. Current efforts are aimed at developing new products, shortening the time spent in the development of such products, modifying existing product designs to provide lower cost or higher performance products and analyzing the price/performance relationship for both new and existing products. We spend a minor amount on development work in our size reduction equipment business either at a customer’s request or to produce an improved product to better fit a customer’s needs. The cost of such work is not categorized as R&D expense and is not capitalized, but rather it is charged as an engineering expense within cost of revenues.

     Our research and development expenses were $2,669,000, $2,695,000 and $2,429,000 in fiscal 2004, 2003 and 2002.

Backlog

     At the end of fiscal 2004, our backlog of unfilled orders was approximately $21,887,000, compared to a backlog of approximately $17,956,000 at the end of fiscal 2003, an increase of 21.9% (at constant foreign exchange rates). The backlog of orders at the end of fiscal 2004 was greater than the 2003 year-end backlog due to improved business conditions in all three of our business lines.

     A significant part of our 2004 year-end backlog represented orders that will be ready for shipment to customers in less than 120 days from the end of fiscal 2004. Thus, except for deliveries to be made later in the year in accordance with customer requests, it is expected that much of our backlog at the end of fiscal 2004 will be shipped prior to April 30, 2005.

Employees

     At the end of fiscal 2004, we had 467 employees, of which 278 were located in the United States, 169 in Europe, 10 in Singapore, 5 in China, 4 in Canada and 1 in Mexico.

     None of our employees are represented by labor unions. We consider relations with our employees to be good.

Executive Officers of the Registrant

     Our current executive officers are as follows:

Name	Age	Position
Edward B. Cloues, II	57	Chairman of the Board of Directors and Chief Executive Officer

Kevin C. Bowen	53	Senior Vice President, Feeder Group and President and Chief Executive Officer of K-Tron America, Inc.

Lukas Guenthardt	46	Senior Vice President, Pneumatic Conveying Group and Chief Strategy Officer

Donald W. Melchiorre	56	President and Chief Executive Officer of Pennsylvania Crusher Corporation

Ronald R. Remick	58	Senior Vice President, Chief Financial Officer and Treasurer

     Edward B. Cloues, II has been a director since July 1985 and was most recently reelected at the 2001 annual meeting of shareholders. He became Chairman of the Board of Directors and Chief Executive Officer of the Company on January 5, 1998. Prior to joining the Company at that time, Mr. Cloues was a partner in the law firm of Morgan, Lewis & Bockius LLP, which is the Company’s principal outside counsel. He is also a director and non-executive Chairman of the Board of AMREP Corporation and a director of Penn Virginia Corporation and of Penn Virginia Resource GP, LLC, the general partner of Penn Virginia Resource Partners, L.P.

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

     Donald W. Melchiorre has been President and Chief Executive Officer of Penn Crusher and Jeffrey since October 4, 2004. From December 30, 1996 until October 4, 2004, he was President and Chief Operating Officer of Penn Crusher, and from August 2002 to October 4, 2004 he held the same position at Jeffrey. From 1982 to 1987, Mr. Melchiorre worked at Penn Crusher as a Regional Sales Manager and left the company in 1987 to become a Regional Sales Manager, and subsequently North American Sales and Marketing Manager and then Director for Sales and Marketing-European Operations, for K-Tron’s United States and Swiss manufacturing subsidiaries. In 1992, he left K-Tron to establish EPI Technical Sales, Inc., an independent sales representative organization selling bulk material handling equipment, including both the K-Tron Soder and Penn Crusher lines of equipment. He returned to Penn Crusher in 1996.

     Ronald R. Remick has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 10, 1999. Prior to joining K-Tron, Mr. Remick was Vice President of Planning and Treasury of ARCO Chemical Company from 1995 to 1998 and Vice President of Planning and Control of ARCO Chemical Company from 1993 to 1995.

     The executive officers are elected or appointed by the Board of Directors of the Company or by an appropriate subsidiary board of directors to serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Item 2. Properties.

     We own a 92,000 square foot building in Pitman, New Jersey where the K-Tron Feeder Group conducts manufacturing operations and also has sales, service, research and development and administrative offices, a technical center for product demonstrations and training facilities for employees, customers and sales representatives. Our worldwide corporate headquarters are also located at this site. In October 2003, our K-Tron Electronics business relocated into this building from leased facilities several miles away. A portion (approximately 10,000 square feet) of our Pitman facility is leased to an unrelated sheet metal business that is a major supplier to us.

     In Niederlenz, Switzerland, we own a 65,000 square foot building where the K-Tron Feeder Group has manufacturing facilities and a technical center for product demonstrations, and there is an adjacent five-floor, 40,000 square foot office building. These buildings also house sales, service, research and development and other administrative functions, as well as training facilities. In 2004, approximately one-half of one floor of the office building was leased to an unrelated third party.

     Certain K-Tron Feeder Group sales and service activities are also conducted in leased office space in France, Germany, Singapore and China (service only). An owned facility in the United Kingdom was sold on March 31, 2004, and the K-Tron Feeder Group operations conducted there were moved to leased space in Stockport, England that is described below.

     In Lengerich, Germany, we own an 8,000 square foot building that has been leased to a third party in which the Company has a 19.9% equity interest since July 31, 2001.

     In Brantford, Ontario, we assemble pneumatic conveying equipment in a 5,000 square foot leased facility.

     We lease 6,700 square feet in a facility in Telford, England, where we assemble Colormax products and have office space for that brand.

     We also lease 10,800 square feet in a facility in Stockport, England, where we design customized solutions for a broad range of pneumatic conveying problems, assemble PCS products and have office space for that brand. Part of this space is now occupied by the K-Tron Feeder Group which moved from an owned facility in the United Kingdom that was sold on March 31, 2004.

     Penn Crusher has offices and a test lab in a 24,000 square foot leased facility in Broomall, Pennsylvania and conducts manufacturing operations at a 70,000 square foot leased building in Cuyahoga Falls, Ohio.

     Jeffrey is located in a 145,000 square foot owned manufacturing and office facility in Woodruff, South Carolina. A small, adjacent building, also owned, accommodates a test lab.

     We believe that our current facilities will be sufficient to meet our needs for the foreseeable future.

Item 3. Legal Proceedings.

     We are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these cases cannot be predicted with certainty, management believes that these matters will not have a material adverse effect on our financial position, liquidity or operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

     Our Common Stock trades on the Nasdaq National Market under the symbol KTII. The following table sets forth the high and low sales prices per share for each quarter in fiscal 2003 and 2004 as quoted on the Nasdaq National Market.

Fiscal Year 2003	High	Low
First Quarter	$16.03	$13.00
Second Quarter	$17.83	$14.33
Third Quarter	$18.99	$13.30
Fourth Quarter	$19.20	$16.51

Fiscal Year 2004
First Quarter	$22.50	$17.45
Second Quarter	$22.20	$19.62
Third Quarter	$23.50	$19.95
Fourth Quarter	$26.59	$20.10

     On March 18, 2005, the closing price of a share of K-Tron Common Stock as quoted on the Nasdaq National Market was $30.20.

     There were 219 record holders of our Common Stock on March 18, 2005.

Dividend Policy

     We have never paid a cash dividend on our Common Stock, and we currently intend to retain all future earnings for use in our business. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. In addition, certain of our credit facilities contain restrictions on the transfer of funds that may limit our ability to declare and pay dividends.

Item 6. Selected Financial Data.

     The selected consolidated financial data presented below for, and as of the end of, each of our last five fiscal years has been derived from and is qualified by reference to our consolidated financial statements. Our consolidated financial statements for the fiscal years ended January 1, 2005 and January 3, 2004 have been audited by Grant Thornton LLP, independent registered public accounting firm; our consolidated financial statements for the fiscal year ended December 28, 2002 have been audited by KPMG LLP, independent registered public accounting firm; and our consolidated financial statements for the fiscal years ended December 29, 2001 and December 30, 2000 have been audited by Arthur Andersen LLP, independent public accountants, who have since ceased operations.

     This information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is Item 7 of Part II of this annual report on Form 10-K.

     We have not paid any cash dividends on our shares of Common Stock during the periods presented.

	Fiscal Year Ended
	Jan. 1	Jan. 3	Dec. 28	Dec. 29	Dec. 30
	2005	2004(1)	2002(2)	2001	2000
FINANCIAL SUMMARY ($000s):
Revenues	$112,494	$94,676	$68,231	$71,819	$84,912
Income before taxes	8,732	5,243	4,396	1,279	8,008
Net income	6,610	3,723	3,284	1,048	5,838
Total assets	93,016	83,081	50,459	47,644	54,421
Working capital	23,778	17,121	14,106	15,565	13,770
Additions to property, plant, and equipment	1,601	3,311	2,967	2,144	3,699
Depreciation and amortization	4,156	2,873	2,499	2,921	3,138

PER SHARE ($):
Basic net earnings	$2.65	$1.53	$1.35	$0.43	$2.30
Diluted net earnings	2.53	1.49	1.33	0.43	2.25
Book value	18.02	14.35	11.69	8.87	8.75

CAPITALIZATION ($000s):
Shareholders’ equity	$45,559	$35,114	$28,419	$21,561	$21,311
Long-term debt	18,598	24,574	6,499	12,499	12,390
Short-term debt (3)	4,185	3,541	2,005	2,186	3,595
Total debt	22,783	28,115	8,504	14,685	15,985

RATIOS:
Return on average shareholders’ equity (%)	16.4	11.7	13.1	4.9	25.1
Return on revenues (%)	5.9	3.9	4.8	1.5	6.9
Long-term debt to shareholders’ equity (%)	40.8	70.0	22.9	58.0	58.1
Current assets to current liabilities	1.9	1.8	1.9	2.2	1.7
Average inventory turnover	4.6	4.1	4.0	3.8	4.2
Average accounts receivable turnover	5.6	5.0	4.6	4.2	4.3

OTHER DATA:
Shares outstanding (000s) (4)	2,528	2,447	2,431	2,431	2,436
Shareholders of record	221	224	235	251	258
Number of employees	467	474	361	379	522

(1)	The 2003 consolidated financial statements include the acquisition of Pennsylvania Crusher Corporation and its subsidiary from January 2, 2003. Fiscal year 2003 is a 53-week year.

(2)	On December 30, 2001, we adopted Statement of Financial Accounting Standards No. 142 and ceased to amortize goodwill at the end of fiscal year 2001.

(3)	Including current portion of long-term debt.

(4)	Net of treasury stock of 1,968 shares for fiscal year 2000, 2,001 shares for fiscal year 2001 and 2,003 shares for fiscal years 2002, 2003 and 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     For a description of K-Tron’s business, refer to Item 1 of Part I of this annual report on Form 10-K.

     As indicated in Item 1, we are engaged in one principal business segment — material handling equipment and systems. We operate in two primary geographic locations — North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”).

     We have three main business or product lines (“business lines”) within the material handling equipment and systems segment. They are, in descending order of revenues in 2004, our feeding, size reduction and pneumatic conveying business lines.

     During 2004, our customers increased capital equipment spending following 2003 spending that had been depressed due to the global economic slowdown and excess manufacturing capacity built up in the late 1990s, particularly in the U.S. processing industries. Bookings increased in 2004 versus 2003 in all three of our business lines as a result of improved economic conditions.

     Management looks at trends in what it believes to be relevant indicators, such as the PMI Index for manufacturing published by the Institute of Supply Management and similar foreign indices, to help it better understand the prospects for capital equipment spending, particularly as it may affect our feeder and pneumatic conveying equipment business lines. These indicators began to show improvement in the latter part of 2003, and this was reflected in higher bookings by our K-Tron Feeder Group beginning in the fourth quarter of 2003 and continuing throughout 2004. Historically, increases in our feeding equipment sales generally lag improvements in these indicators, in some cases by as much as six to twelve months.

     We believe that our K-Tron Feeder Group is the global leader in the design, production, marketing and servicing of high-quality industrial feeders for the handling of bulk solids in a wide variety of manufacturing processes. The majority of the revenues and profits of our K-Tron Feeder Group is generated by equipment and systems sales, with a lesser amount attributable to service, parts and repairs. New product innovation is a major objective of the R&D efforts of this business. Our K-Tron Feeder Group has the ability to serve nearly all geographic regions of the world from its two assembly-and-test facilities in Pitman, New Jersey and Niederlenz, Switzerland.

     Our size reduction business line was added with the purchase of Penn Crusher and Jeffrey on January 2, 2003. In contrast to our feeding line, Penn Crusher and Jeffrey sell equipment primarily into the U.S. market, with some sales into China and other foreign countries. The main industries served are the electric utility, mining, pulp and paper and wood and forest products industries, and a majority of revenues and profits are generated from replacement part sales instead of new equipment. Both Penn Crusher and Jeffrey maintain an extensive digital database of previously sold equipment, including equipment specifications and drawings, which enables them to respond quickly and efficiently to fill customers’ spare parts orders. Our size reduction business line saw an increase in bookings in 2004 following a modest decline in 2003 that resulted from lower economic activity, excess plant capacity and financial restructuring and credit issues in the power industry. Significant indicators that management uses to judge prospects for this business line in the United States include the level of electricity consumption, the financial health of the electric utility industry and the demand for paper and forest products.

     Our pneumatic conveying line comprises a relatively small portion of our overall revenues. This equipment is sometimes sold through the K-Tron Feeder Group in conjunction with feeder equipment as a means of transporting a dry material from one part of a plant to the inlet of a feeder, and the companies in the pneumatic conveying group also sell equipment and complete systems in applications which do not necessarily incorporate feeders, primarily in the United Kingdom. Aside from selling into markets common to the feeder line, the pneumatic conveying group also sells into the plastics injection molding market. Most of the revenues and profits of this line are generated from equipment and systems sales. Factors affecting the pneumatic conveying line are similar to those which affect the feeder line but also include factors that may affect the secondary plastics market generally. In 2004, the pneumatic conveying business line benefited from a large order from a customer for a specially-designed piece of equipment.

     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 7 to 2004, 2003 and 2002 mean the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002.

Critical Accounting Policies and Estimates

     This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     We describe our significant accounting policies in the notes to our audited consolidated financial statements.

     Judgments and estimates of uncertainties are required in applying our accounting policies in certain areas. Areas that require significant judgments and estimates to be made include determinations of the useful life of assets, estimates of allowances for doubtful accounts, valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the realizability of deferred tax assets, determinations of the adequacy of reserves for inventory obsolescence and warranty costs, and legal contingencies.

     There are a number of critical assumptions that may influence accounting estimates in these and other areas. We base our critical assumptions on historical experience, third-party data and other factors we believe to be reasonable under the circumstances. We believe that the most critical assumptions made in arriving at our accounting estimates are the following:

Depreciable Lives of Plant and Equipment

     Each asset included in plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of such asset from earnings every year over such asset’s estimated economic useful life. Net plant and equipment at year-end 2004 totaled $25,075,000, which represented 27% of total assets. Depreciation expense during 2004 totaled $3,644,000, which represented 3.9% of total operating expenses. Given the significance of plant and equipment and associated depreciation to our financial statements, the determination of an asset’s economic useful life is considered to be a critical accounting estimate.

     Economic useful life is the duration of time the asset is expected to be productively employed by the Company, which may be less than its physical life. Management’s assumptions regarding the following factors, among others, affect the determination of estimated economic useful life: changes in technology, wear and tear and changes in market demand.

     The estimated economic useful life of an asset is monitored to determine its continued appropriateness, especially in light of changed business circumstances. For example, technological advances, excessive wear and tear or reduced estimates of future demand for a product may result in a shorter estimated useful life for an asset than originally anticipated. In such a case, we would depreciate the remaining net book value of the asset over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Conversely, if the estimated useful life is increased, the adjustment to the useful life would decrease depreciation expense per year on a prospective basis. Over the past three years, changes in economic useful life assumptions have not had a material impact on our reported results.

Allowance for Doubtful Accounts

     We encounter risks associated with sales and the collection of the associated accounts receivable. We record a provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, management analyzes the creditworthiness of specific customers and the aging of customer balances. Management also considers contractual rights and obligations and general and industry specific economic conditions.

     Management believes that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because the underlying assumptions used to establish the allowance can change from time to time, and uncollectible accounts could potentially have a material impact on our results of operations.

Asset Impairment Determinations

     As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized. Under this accounting standard, goodwill is subject to an impairment test that we conduct at least annually using a discounted cash flow technique. The impairment test done in 2004 indicated that the fair value of the business with goodwill exceeded its carrying value and, therefore, the goodwill amount was not impaired.

     With respect to our other long-lived assets, we are required to test for asset impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in order to determine whether or not an asset has been impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

     In analyzing the future cash flows of various assets, the assumptions we make include the following:

•	The intended use of assets and the expected cash flows resulting directly from such use

•	Industry specific economic conditions

•	Customer preferences and behavior patterns

•	The impact of applicable regulatory initiatives, if any

     We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our income statement. Over the past three years, we have not recognized any asset impairments.

Income Taxes

     We use the liability method to account for income taxes. Under this method, deferred tax liabilities and assets are recognized for the tax effects of temporary differences between the financial reporting and tax bases of liabilities and assets measured using the enacted tax rate. Income tax expense was $2,122,000 for the year ended 2004. Significant management judgment is required in determining income tax expense and the related balance sheet amounts. Judgments are required concerning the ultimate outcome of tax contingencies and the realization of deferred tax assets. We have accrued our estimate of the probable tax contingency in accordance with Statement of Accounting Standards No. 5, “Accounting for Contingencies”. The 2004 utilization of part of the contingency is discussed later in this Item 7 in Results of Operations.

     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We believe that our recorded tax liabilities adequately provide for the probable outcome of these assessments. Deferred tax assets are recorded for deductible temporary differences, operating losses and tax credit carryforwards. However, when there are insufficient sources of future taxable income to realize the benefit of these items, these deferred tax assets are reduced by a valuation allowance. A valuation allowance is recognized if, based on the weight of available evidence, it is considered more likely than not that some portion or all of the deferred tax asset will not be realized. The factors used to assess the likelihood of realization include forecasted future taxable income and available tax planning strategies that could be implemented to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits. The effect of a change in the valuation allowance is reported in the current period tax expense.

     A one percentage point increase in the Company’s effective tax rate for 2004 from 24.3% to 25.3% would have decreased reported net income by approximately $87,000.

Inventory Obsolescence

     We record an inventory obsolescence reserve for obsolete, excess and slow-moving inventory. In calculating our inventory obsolescence reserve, management analyzes historical data regarding customer demand, product changes, market conditions and assumptions about future product demand. Management believes that its accounting estimate related to inventory obsolescence is a critical accounting estimate because customer demand can be variable and changes in our reserve for inventory obsolescence could materially affect our financial results.

Warranty Reserve

     We provide for the estimated cost of product warranties at the time revenue is recognized. Warranty expense is normally accrued as a percentage of sales on a monthly basis, and this provision is included in accrued expenses and other liabilities. There is an exception to this for certain products within the size reduction business for which we use a combination of historical information and management judgment. We offer a one-year product warranty on a majority of our products. While we engage in extensive product quality programs and processes, including the active monitoring and evaluation of the quality of our component suppliers, our warranty obligations are affected by actual product failures and by material usage and service costs incurred in correcting a product failure. Our warranty provision is established based upon our best estimates of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty provisions are adequate and that the judgments applied are appropriate, the ultimate cost of product warranty could differ materially from our estimates. When the actual cost of warranty of our products is lower than we originally anticipated, we adjust downward the recorded reserve, and if the cost of warranty repairs and service is higher than anticipated, we increase the reserve.

Legal Contingencies

     We are currently involved in certain legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. This estimate has been developed by management and may be made in consultation with outside counsel handling our defense in these matters and also with our insurance consultant, and it is based upon an analysis of potential results, including litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by litigation outcomes that are significantly different than our assumptions and estimates.

Results of Operations

Overview

     Fiscal 2004 was a 52-week year, while fiscal 2003 was a 53-week year and fiscal 2002 was a 52-week year. In 2004, 2003 and 2002, we reported revenues of $112,494,000, $94,676,000 and $68,231,000 and net income of $6,610,000, $3,723,000 and $3,284,000.

     We believe that the increases in our 2004 revenues and net income compared to 2003 were primarily the result of improved business conditions and increased spending for capital equipment by customers in many of the markets served by our business lines. An additional favorable factor was the effect of the weaker U.S. dollar in 2004 versus 2003 on the translation of the revenues and profits of our foreign operations into U.S. dollars. Our 2004 effective tax rate was 24.3%, down from 29.0% in 2003 due primarily to the impact of a $540,000 fourth quarter 2004 tax benefit resulting from the reduction of a previously established tax reserve following the settlement and closure of a tax audit in Germany, partially offset by a higher proportion of U.S. income which is taxed at higher rates. Net income for 2004 also benefited from a $164,000 pre-tax profit contribution from the first quarter sale of an office building by one of our United Kingdom subsidiaries.

     The significant 2003 revenue increase over 2002 was due to the January 2, 2003 acquisition of Penn Crusher, partly offset by a decline in revenues from the other parts of our business reflecting a poor global economy and weakness during much of 2003 in capital equipment spending in the process industries we serve. The improvement in net income in 2003 versus 2002 was also due to the acquisition of Penn Crusher, partly offset by lower profits in the K-Tron Feeder Group as a result of the weak global economy and the reduced capital equipment spending previously mentioned.

Acquisitions

     On January 2, 2003, we acquired all of the outstanding capital stock of Penn Crusher. As a result of this purchase, we also acquired Jeffrey, a wholly-owned subsidiary of Penn Crusher. The purchase price for the Penn Crusher stock was $23,500,000 paid at closing, a post-closing adjustment of $205,000 based on Penn Crusher’s consolidated stockholders’ equity at December 31, 2002 and $1,288,000 in the quarter ended January 3, 2004 in conjunction with the Company’s IRS Code section 338(h)(10) election relating to such acquisition. Of this amount, $20,993,000 was paid in cash and $4,000,000 was in unsecured promissory notes which were payable in equal, annual installments on January 2 of 2005, 2006 and 2007. With respect to the payment of the cash portion of the purchase price and related acquisition costs other than the section 338(h)(10) election, we financed $15,000,000 through a $17,000,000 secured credit facility with Penn Crusher as the borrower and Jeffrey as the guarantor (with the additional $2,000,000 being available for working capital and general corporate purposes, subject to certain limitations), and the lender has no recourse against any other K-Tron company with respect to any amounts borrowed thereunder (except by a non-recourse pledge of the stock of Penn Crusher). Additionally, we borrowed $5,000,000 from a U.S. bank through the U.S. manufacturing subsidiary of the K-Tron Feeder Group and used these funds to pay part of the purchase price. This obligation was guaranteed by K-Tron International, and K-Tron International also issued the $4,000,000 of unsecured promissory notes. In June 2004, K-Tron International, Inc. prepaid the $4,000,000 of unsecured promissory notes bearing interest at 6% per annum that were payable to the former Penn Crusher stockholders. The prepayment of the notes was financed with a $4,000,000 term loan from a U.S. bank, repayable over 60 months, with 48 monthly principal payments of $50,000 which began in January 2005, 11 monthly principal payments of $133,333 beginning January 2009 and a final principal payment of $133,337 in December 2009. Interest is payable monthly at a fixed rate of 5.75% on principal of $1,600,000 and at a variable rate of one-month LIBOR plus 1.85% (4.27% as of January 1, 2005) on the remaining principal of $2,400,000. The term loan is guaranteed by the U.S. manufacturing subsidiary of the K-Tron Feeder Group.

     As noted above, K-Tron and Penn Crusher incurred substantial debt as a result of the Penn Crusher acquisition. This debt, including the amounts outstanding at the end of 2004, is described in more detail in the Liquidity and Capital Resources section of this Item 7. K-Tron and Penn Crusher have met all required principal and interest payments on this debt, and in 2004 Penn Crusher also made a $1,000,000 principal prepayment on one of the term loans included as part of its secured credit facility.

Foreign Exchange Rates

     We are an international company, and we derived approximately 43%, 41% and 58% of our 2004, 2003 and 2002 revenues from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc. With the acquisition of Penn Crusher and Jeffrey, we were less affected in 2004 and 2003 by foreign exchange rates since most of their sales are in U.S. dollars. Nevertheless, we still derive substantial revenues from products manufactured in, and services performed from, our facilities outside the United States, so that we will continue to have significant sensitivity to foreign exchange rate changes.

     Since we have received substantial revenues in recent years from activities in foreign jurisdictions, our results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, euro and British pound sterling and, to a lesser degree, the Singapore dollar and other currencies. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, our revenues in U.S. dollars generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. In particular, a general weakening of the U.S. dollar against other currencies would positively affect our revenues, gross profit and operating income as expressed in U.S. dollars (provided that the gross profit and operating income numbers from foreign operations are not losses, since in the case of a loss, the effect would be to increase the loss), whereas a general strengthening of the U.S. dollar against such currencies would have the opposite effect. In addition, our revenues and income with respect to particular sales transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale.

     For 2004, 2003 and 2002, the changes in certain key foreign exchange rates affecting the Company were as follows:

	Fiscal Year
	2004		2003		2002
Average U.S. dollar equivalent of one Swiss franc	0.807		0.746		0.645
% change vs. prior year		8.2%		15.7%

Average U.S. dollar equivalent of one euro	1.246		1.135		0.946
% change vs. prior year		9.8%		20.0%

Average U.S. dollar equivalent of one British pound sterling	1.835		1.638		1.504
% change vs. prior year		12.0%		8.9%

Average Swiss franc equivalent of one euro	1.543		1.521		1.467
% change vs. prior year		1.4%		3.7%

Average Swiss franc equivalent of one British pound sterling	2.273		2.196		2.332
% change vs. prior year		3.5%		-5.8%

Presentation of Results and Analysis

     The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated, as well as our year-end backlogs:

	Fiscal Year
	2004	2003	2002
Total revenues	100.0%	100.0%	100.0%

Cost of revenues	58.8	59.0	57.7

Gross profit	41.2	41.0	42.3

Selling, general and administrative	30.1	30.9	31.6

Research and development	2.3	2.9	3.6

Operating income	8.8	7.2	7.1

Interest (expense)	(1.2)	(1.7)	(0.7)

Gain on sale of office building	0.2	—	—

Income before income taxes	7.8%	5.5%	6.4%

Year-end backlog (at year-end 2004 foreign exchange rates, in thousands of dollars)	$21,887	$17,956	$9,678

     Total revenues increased by $17,818,000 or 18.8% in 2004 compared to 2003. We believe that these increases were primarily attributable to improved business conditions which resulted in increased capital equipment spending by our customers in many of the markets served by our business lines – feeding, size reduction and pneumatic conveying – and, to a lesser degree, to the positive effect of a weaker U.S. dollar on the translation of the revenues of our foreign operations into U.S. dollars. The favorable impact of foreign currency translation accounted for approximately 22%, or $3,958,000, of the $17,818,000 revenue increase in 2004 compared to 2003.

     Total revenues increased by $26,445,000 or 38.8% in 2003 compared to 2002. This increase was due to the acquisition of Penn Crusher on January 2, 2003, which contributed revenues of $32,086,000, and the positive effect of a weaker U.S. dollar on the translation of the revenues of our foreign operations into U.S. dollars, partly offset by a decline in revenues in our other businesses as a result of a weaker global economy, a reduction in spending for industrial capital equipment in the process industries we serve and the effects of the SARS outbreak in Asia in the early part of 2003. If the average foreign exchange rates for 2002 were applied to 2003, total revenues for 2003 would have increased by $21,375,000 or 31.3% versus the $26,445,000 and 38.8% on an as-reported basis.

     Gross profit as a percentage of total revenues increased to 41.2% in 2004 from 41.0% in 2003. The increase reflected a change in the sales mix of the material handling products sold within our three business lines. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in the size reduction business line generally carry a higher gross margin than do sales of equipment within that line.

     Gross profit as a percent of total revenues decreased to 41.0% in 2003 from 42.3% in 2002. The decline was caused by a change in sales mix of the material handling products sold within our business lines. As a result of the acquisition of Penn Crusher at the beginning of 2003, the overall sales mix in 2003 included, for the first time, size reduction equipment which carried lower margins compared with much of the other equipment sold by the Company. Thus, overall margins for 2003 were lower than those in 2002 when there were no size reduction equipment sales.

     Selling, general and administrative (“SG&A”) expenses increased by $4,601,000 or 15.7% in 2004 compared to 2003. This increase was primarily the result of a higher employee bonus accrual, higher sales commissions related to increased revenues, the effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars, and an increase in depreciation and amortization expense related to the implementation of new software systems by the K-Tron Feeder Group.

     SG&A expenses increased by $7,712,000 or 35.8% in 2003 compared to 2002. This increase was primarily due to the acquisition of Penn Crusher in 2003 and, to a much lesser extent, selected employee termination costs that were not part of any specific restructuring plan in the K-Tron Feeder Group. In addition, SG&A increased as a result of the adverse effect of a weaker U.S. dollar when translating costs in foreign currencies into U.S. dollars.

     Research and development (“R&D”) expense decreased by $26,000 or 1.0% in 2004 compared to 2003. This decrease was primarily due to lower prototype expenditures and a small reduction in staff, partially offset by the effect of a weaker U.S. dollar when translating Swiss R&D costs into U.S. dollars.

     R&D expenditures increased by $266,000 or 11.0 % in 2003 compared to 2002, primarily as a result of increased tooling costs as well as the effect of a weaker U.S. dollar on the translation of Swiss franc costs into U.S. dollars.

     R&D expense as a percent of total revenues was 2.3% in 2004, 2.9% in 2003 and 3.6% in 2002. There was no significant R&D expense associated with the Penn Crusher and Jeffrey businesses.

     Interest expense decreased by $274,000 or 17.2% in 2004 as compared to 2003. This decrease was the result of lower debt levels in 2004, partially offset by increased interest rates in 2004.

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

     Income before income taxes was $8,732,000 in 2004, $5,243,000 in 2003 and $4,396,000 in 2002. The changes during the periods were the net result of the items discussed above. The 2004 income before income taxes was substantially higher than in 2003 primarily because of improved business conditions in many of the markets served by our business lines and, to a lesser extent, from the positive effect of a weaker U.S. dollar on the translation of the revenues and profits of our foreign operations into U.S. dollars. The 2003 income before income taxes improved versus 2002 due to the Penn Crusher acquisition.

     The 2004, 2003 and 2002 provisions for income tax were $2,122,000, $1,520,000 and $1,112,000, and the overall effective tax rates were 24.3% in 2004, 29.0% in 2003 and 25.3% in 2002. The lower effective tax rate in 2004 compared with 2003 was primarily due to the impact of a tax benefit of $540,000 resulting from the fourth quarter 2004 reduction of a previously established tax reserve following the settlement and closure of a tax audit in Germany, partially offset by a higher proportion of U.S. income. The higher effective tax rate in 2003 compared with 2002 was primarily due to the acquisition of Penn Crusher and the resulting higher proportion of U.S. income. On July 1, 2002, New Jersey approved legislation for corporation income tax reform. The changes made to the law accounted for an increase in the tax provision for 2004, 2003 and 2002 of approximately $22,000, $40,000 and $50,000 after the related federal income tax benefit. We have foreign and U.S. state tax loss carryforwards that total $424,000 and $6,378,000 which, if realized, would have an estimated future net income benefit of approximately $135,000 and $366,000.

     We do not believe that inflation has had a material impact on our results of operations during the last three years.

     Our backlog at constant foreign exchange rates increased by $3,931,000 or 21.9% at the end of 2004 compared with year-end 2003, from $17,956,000 to $21,887,000. Our backlog at constant foreign exchange rates increased by $8,278,000 or 85.5% at the end of 2003 compared with year-end 2002, from $9,678,000 to $17,956,000. Of this increase, approximately 76.8% or $6,357,000 was attributable to the addition of the Penn Crusher and Jeffrey businesses. The remainder of the backlog increase was largely due to the EMEA/Asia feeder business. A significant part of our backlog at the end of 2004 consisted of orders that were expected to be shipped within 120 days. Approximately $1,991,000 of the Penn Crusher backlog at the end of 2004 was for blanket orders that can be released by the customer at any time over an 18-month period.

Liquidity and Capital Resources

Penn Crusher Acquisition Debt

     To finance the 2003 Penn Crusher acquisition described earlier, we borrowed $20,000,000 from two U.S. banks, and we also issued $4,000,000 in unsecured promissory notes to the Penn Crusher stockholders.

     We borrowed $5,000,000 from a U.S. bank through the U.S. manufacturing subsidiary of the K-Tron Feeder Group, which loan was combined with an outstanding term loan from that bank to that subsidiary and resulted in a new $7,333,000 term loan. Monthly principal payments of $83,000 plus interest at a fixed rate of 5.625% on approximately half the loan and at a variable rate of one month LIBOR plus 1.85% on the other half (4.27% at January 1, 2005) began in February 2003, with the final principal payment of approximately $2,416,000 plus interest being due in January 2008. This loan is secured by substantially all of the assets of the U.S. manufacturing subsidiary and is guaranteed by K-Tron International, Inc. At January 1, 2005, there was $5,417,000 outstanding under this term loan facility. The term loan facility requires that K-Tron International comply with certain covenants relating to the consolidated debt to net worth ratio, minimum annual debt coverage and minimum net worth.

     Penn Crusher borrowed $15,000,000 from another U.S. bank consisting of $13,500,000 in term debt ($10,000,000 with a five-year term and $3,500,000 with a six-year term) and $1,500,000 under a five-year revolving credit facility. Subject to certain conditions, the revolving credit facility provides for up to $3,500,000 of total availability, including the $1,500,000 originally borrowed thereunder. No amounts were outstanding under the revolving credit facility as of January 1, 2005. Quarterly term debt principal payments of $400,000 began March 31, 2003 and increase each year by $62,500 per quarter (or $250,000 per year in the aggregate) through December 31, 2007, with final quarterly principal payments of $750,000 in 2008. In December 2004, we prepaid $1,000,000 that was due in 2008 of the $3,500,000 term debt. Interest is based on one- to six-month LIBOR plus 3% to 3.5%, and the 3% to 3.5% was reduced to 2% to 2.5% upon meeting certain financial ratios. As of January 1, 2005, there was $6,750,000 outstanding on the five-year term loan and $2,300,000 outstanding on the six-year term loan. In January 2003, Penn Crusher entered into an interest rate swap related to the entire $10,000,000 five-year term loan ($6,750,000 as of January 1, 2005) such that interest cannot exceed 6.11% for the full term of the loan and this limit was reduced to 5.11% in 2004 upon meeting certain financial ratios. The interest rates on the outstanding balances under the $10,000,000 term loan and the $3,500,000 term loan were 5.11% and 4.53% as of January 1, 2005. The Penn Crusher debt is guaranteed by Jeffrey and secured by substantially all of the assets of Penn Crusher and Jeffrey, but it is not guaranteed by any other K-Tron company (except by a non-recourse pledge of the stock of Penn Crusher). The term loans and revolving credit facility require that Penn Crusher comply with certain covenants relating to tangible net worth, fixed charge coverage ratio and total debt to EBITDA ratio.

     In addition, K-Tron International issued $4,000,000 of unsecured promissory notes to the former Penn Crusher stockholders as part of the Penn Crusher purchase price. These notes were payable in three equal, annual installments beginning January 2005 on the second, third and fourth anniversaries of the January 2, 2003 closing date. Interest at 6% per annum was payable quarterly. In June 2004, K-Tron International prepaid the $4,000,000 of unsecured promissory notes that were payable to the former Penn Crusher stockholders. The prepayment of these notes was financed with a $4,000,000 term loan from a U.S. bank, repayable over 60 months, with 48 monthly principal payments of $50,000 beginning January 2005, 11 monthly principal payments of $133,333 beginning January 2009 and a final principal payment of $133,337 in December 2009. Interest is payable monthly at a fixed rate of 5.75% per annum on principal of $1,600,000 and a variable rate of one-month LIBOR plus 1.85% (4.27% as of January 1, 2005) on the remaining principal of $2,400,000. The term loan is guaranteed by the U.S. manufacturing subsidiary of the K-Tron Feeder Group.

Other Bank Debt

     At January 1, 2005, our Swiss subsidiary had separate credit facilities totaling 12,250,000 Swiss francs (approximately $10,740,000) with three Swiss banks. The Company’s real property in Switzerland is pledged as collateral. As of January 1, 2005, there were no borrowings under any of these credit facilities.

     In June 1998, the U.S. manufacturing subsidiary of the K-Tron Feeder Group refinanced its 20-year mortgage debt with a U.S. bank for $2,700,000 at an annual interest rate of 7.625%. In July 2002, the annual interest rate was reduced to 6.45% and, beginning August 1, 2002, this loan became repayable in eighty-three monthly principal and interest payments of $23,784 each, with a final payment of $1,042,000 plus interest due on August 1, 2009. As of January 1, 2005, the principal amount owed on this borrowing was $1,897,000.

     Also in June 1998, this same U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with the U.S. bank that holds the mortgage. As of January 1, 2005, there was $2,100,000 borrowed under this credit facility, which has now been extended through July 2006, and $2,900,000 was available for future borrowings. The annual interest rate as of January 1, 2005 was 5.0%.

Future Payments Under Contractual Obligations

     We are obligated to make future payments under various contracts such as debt, lease and purchase obligations. The table below summarizes our significant contractual cash obligations as of January 1, 2005 for the items indicated:

(Dollars in thousands)	Payment due by Period
		Less than	1-3	3-5	More than
Contractual Obligations[1]	Total	1 year	years	years	5 years
Long-Term Debt Obligations
Debt Maturities	$22,674	4,076	9,967	8,631	—
Contractual Interest	$2,755	1,052	1,358	345
Capital Lease Obligations
Debt Maturities	$109	109	—	—	—
Contractual Interest	$3	3	—	—	—
Operating Lease Obligations	$3,995	1,201	1,658	980	156
Purchase Obligations	$9,267	8,928	339	—	—

Total	$38,803	15,369	13,322	9,956	156

1In addition to these obligations, the Company has employment contracts with seven executives. Except in one case when two year’s advance notice is required, these contracts may be terminated by the Company with one year’s advance notice. Under these agreements, each individual is guaranteed minimum compensation over the contract period. As of January 1, 2005, the estimated future obligation under these contracts, if all of them were to be terminated at one time, is $2,016,000, payable within a one-year period.

Capitalization

     Our capitalization at the end of 2004, 2003 and 2002 is summarized below:

(Dollars in thousands)	Fiscal Year
	2004	2003	2002
Short-term debt, including current portion of long-term debt	$4,185	$3,541	$2,005
Long-term debt	18,598	24,574	6,499

Total debt	22,783	28,115	8,504
Shareholders’ equity	45,559	35,114	28,419

Total debt and shareholders’ equity (total capitalization)	$68,342	$63,229	$36,923

Percent total debt to total capitalization	33%	44%	23%
Percent long-term debt to equity	41%	70%	23%
Percent total debt to equity	50%	80%	30%

     Total debt decreased by $5,332,000 in 2004 ($5,374,000 of total net debt repayments partly offset by an increase of $42,000 due to the effect of a weaker U.S. dollar on the translation of our foreign debt). Total debt increased by $19,611,000 in 2003 ($24,000,000 related to the Penn Crusher acquisition reduced by total net debt repayments of $4,620,000 and increased by $231,000 due to the effect of a weaker U.S. dollar on the translation of our foreign debt).

Other Items

     At the end of 2004 and 2003, our working capital was $23,778,000 and $17,121,000, and the ratio of our current assets to our current liabilities was 1.86 and 1.77. The increase in working capital was primarily due to an increase in cash from operating activities throughout 2004 and also from the sale of our U.K. office building in the first quarter of 2004.

     In 2004 and 2003, we utilized internally generated funds and our lines of credit to meet our working capital needs.

     Net cash provided by operating activities was $12,548,000 in 2004, $9,360,000 in 2003 and $9,949,000 in 2002. The increase in operating cash flow in 2004 compared to 2003 was primarily due to increases in net income, depreciation and amortization, accounts payable and accrued expenses, partially offset by increases in accounts receivable and inventories. Most of the changes resulted from the stronger business conditions and higher revenues discussed above. Net cash from operations declined in 2003 versus 2002 as a result of increases in inventories and accounts receivable, partially offset by increases in net income and depreciation and amortization. Net income and depreciation and amortization were the principal components of cash provided by operating activities in all three years.

     The average number of days to convert accounts receivable to cash was 66 days in 2004 compared to 74 days in 2003 and 80 days in 2002. The average number of days to convert inventory into cost of sales was 79 days in 2004 compared to 91 days in 2003 and 91 days in 2002.

     Net cash used in investing activities was $666,000, $23,611,000 and $2,829,000 in 2004, 2003 and 2002. Capital expenditures were $1,601,000, $3,311,000 and $2,967,000 in 2004, 2003 and 2002, which included significant expenditures for the development and implementation of Customer Relationship Management (“CRM”) and Enterprise Resource Planning (“ERP”) software systems for the K-Tron Feeder Group. Spending on the ERP system implementation was essentially complete as of January 2005, and a majority of the spending on the CRM was also complete by that date. Funds used in 2003 to acquire Penn Crusher were $20,276,000. In the first quarter of 2004, we sold our U.K. office building and received $996,000 of proceeds.

     Cash used in financing activities in 2004 was for the net reduction in debt, partially offset by the proceeds from the exercise of stock options. Cash provided by financing activities in 2003 was primarily from the $20,000,000 borrowed to finance the Penn Crusher acquisition, net of debt reduction. Cash used in financing activities in 2002 was for debt reduction. Cash and short-term investments increased to $12,443,000 at the end of 2004 versus $4,506,000 at the end of 2003 and $2,694,000 at the end of 2002.

     Shareholders’ equity increased $10,445,000 in 2004 to $45,559,000, of which $2,486,000 was attributable to changes in foreign exchange rates (weaker U.S. dollar), particularly with respect to the Swiss franc and euro, while changes in foreign exchange rates caused translation increases in shareholders’ equity of $2,800,000 in 2003 and $3,587,000 in 2002.

Forward-Looking Statements and Risk Factors

     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this annual report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include but are not limited to statements regarding our ability to find alternative suppliers for certain components, the effect of the expiration of our patents on our business, the expected time for shipments of our products to customers and the resulting effect on our backlog, the development and expected time for the introduction of new products, the sufficiency of our facilities, the retention of all of our future earnings for use in our business, our ability to project business conditions based on trend indicators used by management, the effect of changes in foreign exchange rates on our business, the effect of recent New Jersey tax legislation and the effect on our business of legal proceedings in which we are involved. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     A wide range of factors could materially affect our future performance and financial and competitive position, including the following: (i) increasing price and product/service competition by domestic and foreign competitors, including new entrants; (ii) the mix of products/services sold by us; (iii) rapid technological changes and developments and our ability to continue to introduce competitive new products on a timely and cost-effective basis; (iv) changes in U.S. and global financial and currency markets, including significant interest rate and foreign currency exchange rate fluctuations; (v) protection and validity of patents and other intellectual property rights held by us and our competitors; (vi) the cyclical nature of our business as an industrial capital goods supplier; (vii) possible future litigation and governmental proceedings; (viii) the availability of financing and financial resources in the amounts, at the times and on the terms required to support our future business, including for debt refinancings, capacity expansions and possible acquisitions; (ix) the loss of key customers, employees or suppliers; (x) the failure to carry out marketing and sales plans; (xi) the failure to integrate acquired businesses without substantial costs, delays or other operational or financial problems; (xii) economic, business and regulatory conditions and changes which may affect the level of new investments and purchases made by our customers, including economic and business conditions that are less favorable than expected; (xiii) domestic and international political and economic conditions, including possible terrorist acts; and (xiv) the outcome of any legal proceedings in which we are involved.

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

Foreign Exchange Rate Risk

     The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Swiss franc, the U.S. dollar versus the euro, the U.S. dollar versus the British pound sterling, the Swiss franc versus the euro and the Swiss franc versus the British pound sterling. We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. Foreign currency debt is used as necessary in Switzerland and the United Kingdom where the Company does business, thereby reducing our net asset value exposure. In addition, foreign cash balances in currencies other than the Swiss franc are limited in order to manage the transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary.

     As of January 1, 2005, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax earnings of approximately $629,000. This hypothetical reduction on transactional exposures is based on the difference between the January 2, 2005 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.

     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments (“TA”) within shareholders’ equity on the balance sheet. Using the example above, the hypothetical change in TA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $3,076,000, or 6.8% of our January 1, 2005 shareholders’ equity of $45,559,000.

Interest Rate Risk

     We have several credit facilities or loans that require us to pay interest at a rate that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of an interest rate swap. As of year-end 2004, we had total debt of $22,783,000, $8,650,000 of which was fixed-rate debt, approximately $7,383,000 of which was subject to variable interest rates which ranged from 4.03% to 4.53% and $6,750,000 of which was variable rate debt subject to an interest rate swap with the result that the interest rate was fixed at 6.11%, subject to possible reduction. This rate was reduced in 2004 to 5.11% after we achieved a targeted debt to EBITDA ratio. A 100 basis point increase in interest rates on the $7,383,000 of variable rate debt would increase annual interest expense by approximately $74,000.

Item 8. Financial Statements and Supplementary Data.

     The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this annual report on Form 10-K beginning on page F-1.

Item 9.	Change In and Disagreements with Accountants on Accounting and Financial Disclosures.

     On August 13, 2003, the Audit Committee of our Board of Directors, pursuant to authority delegated to it by the Board, dismissed KPMG LLP (“KPMG”) as our independent auditors and engaged Grant Thornton LLP (“Grant Thornton”) to serve as our independent auditors for the 2003 fiscal year ending January 3, 2004. Grant Thornton audited our financial statements for fiscal years

2003 and 2004. KPMG audited our financial statements as of and for the year ended December 28, 2002 and had been our independent auditors since June 22, 2002.

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

     During the fiscal year ended December 28, 2002 and through August 13, 2003, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the former auditors’ satisfaction, would have caused the former auditors to make reference to the subject matter of the disagreements in connection with their report on our consolidated financial statements for fiscal year 2002.

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

     Since the retention of Grant Thornton LLP on August 13, 2003, there have been no disagreements with that firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to that firm’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for fiscal year 2003 or fiscal year 2004.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

     None

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 and our Statement of Corporate Ethics and Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Statement of Corporate Ethics and Code of Business Conduct” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1. Financial Statements. The following consolidated financial statements are filed as part of this annual report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-1

Previously Issued Report of Independent Registered Public Accounting Firm	F-2

Page
Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004	F-3

Consolidated Statements of Income for the Fiscal Years Ended	F-4
January 1, 2005, January 3, 2004 and December 28, 2002

Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal	F-5
Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

Consolidated Statements of Cash Flows for the Fiscal Years Ended	F-6
January 1, 2005, January 3, 2004 and December 28, 2002

Notes to Consolidated Financial Statements	F-7

               2. Financial Statement Schedule. The following consolidated financial statement schedule is filed as part of this annual report on Form 10-K:

Page
Schedule II – Valuation and Qualifying Accounts for the Fiscal Years Ended January 1, 2005, January 3, 2004 and December 28, 2002	S-1

               3. Exhibits. The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number	Description
2.1	Basic Agreement regarding the Assignment of Assets of the Hasler Division between K-Tron (Suisse) SA and MJ Entreprises SA dated July 31, 2001 (Filed as Exhibit 2.1 to our report on Form 10-Q for the quarterly period ended September 29, 2001 and incorporated herein by reference)

2.2	Stock Purchase Agreement dated January 2, 2003 by and among John D. Whalen, Donald J. Carrozzino, Frank Wallitsch, Jr. and Nancy S. Hansen and PCC Acquisition Co. (Filed as Exhibit 2.1 to our report on Form 8-K dated January 2, 2003 and filed with the Securities and Exchange Commission on January 15, 2003 (“January 2003 Form 8-K”) and incorporated herein by reference)

3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 (“1998 Form 10-K”) and incorporated herein by reference)

3.2	By-laws, as amended (Filed as Exhibit 3.2 to our annual report on Form 10-K for the year ended December 29, 2001 (“2001 Form 10-K”) and incorporated herein by reference)

4.1	Form of Certificate for Shares of Common Stock (Filed as Exhibit 4.1 to the 1998 Form 10-K and incorporated herein by reference)

Exhibit
Number	Description
4.2	Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K dated October 16, 2001 and incorporated herein by reference)

10.1	1986 Stock Option Plan, as amended and restated (Filed as Exhibit 10.2.1 to our annual report on Form 10-K for the year ended January 4, 1992 (“1991 Form 10-K”) and incorporated herein by reference)**

10.2	K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.3	Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.4 to the 2001 Form 10-K and incorporated herein by reference)**

10.4	K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.5	Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**

10.6	Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**

10.7	Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick (Filed as Exhibit 10.9 to our annual report on Form 10-K for the year ended January 1, 2000 (“1999 10-K”) and incorporated herein by reference)**

10.8	Form of Employment Agreement with certain of our employees, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.9	Form of Indemnification Agreement with certain of our directors and officers listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to the 1999 Form 10-K and incorporated herein by reference)**

10.9A	Supplement to Schedule 10.9, listing additional directors and officers who are parties to an Indemnification Agreement referenced in Exhibit 10.9. (Filed as Exhibit 10.11A to the 2001 Form 10-K and incorporated herein by reference)

10.10	Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.15 to the 1999 Form 10-K and incorporated herein by reference)

Exhibit
Number	Description
10.11	Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit 10.16 to the 1999 Form 10-K and incorporated herein by reference)

10.12	Loan Modification Agreement dated July 9, 2002 between K-Tron America, Inc. and The Bank (formerly The Bank of Gloucester County) (Filed as Exhibit 10.14 to our annual report on Form 10-K for the year ended December 28, 2002 and incorporated herein by reference)

10.13	Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.17 to the 1999 Form 10-K and incorporated herein by reference)

10.14	Note dated December 20, 2002 from K-Tron America, Inc. in favor of The Bank (Filed as Exhibit 10.3 to the January 2003 Form 8-K and incorporated herein by reference)

10.15	Loan Modification Agreement dated December 20, 2002 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.4 to the January 2003 Form 8-K and incorporated herein by reference)

10.16	Loan Modification Agreement dated July 9, 2003 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 2003 and incorporated herein by reference)

10.17	Loan Modification Agreement dated December 31, 2003 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.17 to our annual report on Form 10-K for the year ended January 3, 2004 and incorporated herein by reference)

10.18	Loan Modification/Renewal Agreement dated June 9, 2004 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarterly period ended July 3, 2004 (“July 2004 Form 10-Q”) and incorporated herein by reference)

10.19	Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to the January 2003 Form 8-K and incorporated herein by reference)

10.20	Amendment No. 1 dated May 12, 2003 to Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended June 28, 2003 and incorporated herein by reference)

10.21	Note dated June 9, 2004 from K-Tron International, Inc. in favor of The Bank (Filed as Exhibit 10.1 to the July 2004 Form 10-Q and incorporated herein by reference)

21.1	Subsidiaries*

23.1	Consent of Grant Thornton LLP*

23.2	Consent of KPMG LLP*

Exhibit
Number	Description
24.1	Power of Attorney (Included on Signature Page)*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit

(b)	Exhibits. See (a) 3 above.

(c)	Financial Statement Schedules. See (a) 2 above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRON INTERNATIONAL, INC.
Date: March 29, 2005	By	EDWARD B. CLOUES, II
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

Signature	Date	Capacity

EDWARD B. CLOUES, II	March 29, 2005	Chief Executive Officer

Edward B. Cloues, II		(principal executive
officer) and Chairman of
the Board of Directors

RONALD R. REMICK	March 29, 2005	Senior Vice President,

Ronald R. Remick		Chief Financial Officer and
Treasurer (principal
financial officer)

ALAN R. SUKONECK	March 29, 2005	Vice President, Chief

Alan R. Sukoneck		Accounting and Tax
Officer (principal
accounting officer)

NORMAN COHEN	March 29, 2005	Director

Norman Cohen

ROBERT A. ENGEL	March 29, 2005	Director

Robert A. Engel

EDWARD T. HURD	March 29, 2005	Director

Edward T. Hurd

RICHARD J. PINOLA	March 29, 2005	Director

Richard J. Pinola

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements

For the Fiscal Years Ended

January 1, 2005, January 3, 2004 and December 28, 2002

(With Independent Registered Public Accounting Firm Report Thereon)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

Board of Directors
K-Tron International, Inc.

     We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. and Subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended January 1, 2005 and January 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Tron International, Inc. and Subsidiaries as of January 1, 2005 and January 3, 2004 and the consolidated results of their operations and cash flows for the fiscal years ended January 1, 2005 and January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited the accompanying Schedule II of K-Tron International, Inc. and Subsidiaries as of January 1, 2005 and January 3, 2004 and for the fiscal years ended January 1, 2005 and January 3, 2004. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 4, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
K-Tron International, Inc.:

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows of K-Tron International, Inc. and subsidiaries for the year ended December 28, 2002, as listed in the accompanying index in Item 15(a)1. In connection with our audit of the fiscal 2002 consolidated financial statements, we also have audited the fiscal 2002 financial statement schedule as listed in the accompanying index in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of K-Tron International, Inc. and subsidiaries for the year ended December 28, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related fiscal 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Philadelphia, Pennsylvania
February 10, 2003

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	January 1,	January 3,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$12,443	$4,506
Accounts receivable, net of allowance for doubtful accounts of $751 and $820	21,234	19,273
Inventories, net	15,096	13,566
Deferred income taxes	938	442
Prepaid expenses and other current assets	1,779	1,698

Total current assets	51,490	39,485

Property, plant, and equipment, net of accumulated depreciation of $35,059 and $31,123	25,075	26,916
Patents, net of accumulated amortization of $1,062 and $887	1,737	1,893
Goodwill	2,053	2,053
Other intangibles, net of accumulated amortization of $360 and $120	9,978	10,218
Notes receivable and other assets	2,353	2,111
Deferred income taxes	330	405

Total assets	$93,016	$83,081

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$4,185	$3,541
Accounts payable	6,351	6,361
Accrued expenses and other current liabilities	7,782	6,015
Accrued commissions	2,169	1,393
Customer advances	2,536	1,757
Income taxes payable	3,477	2,503
Deferred income taxes	1,212	794

Total current liabilities	27,712	22,364

Long-term debt, net of current portion	18,598	24,574
Deferred income taxes	1,147	947
Other non-current liabilities	—	82

Series B Junior Participating Preferred Shares $0.01 par value. Authorized 50,000 shares; issued none	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 950,000 shares; issued none	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued 4,530,416 and 4,449,928 shares	45	44
Paid-in capital	18,204	16,922
Retained earnings	49,101	42,491
Accumulated other comprehensive income	5,723	3,171

	73,073	62,628

Treasury stock, 2,002,574 shares, at cost	(27,514)	(27,514)

Total shareholders’ equity	45,559	35,114

Total liabilities and shareholders’ equity	$93,016	$83,081

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Dollars in thousands, except share data)

	For the Fiscal Year Ended
	January 1,	January 3,	December 28,
	2005	2004	2002
Revenues
Equipment and parts	$105,165	$87,573	$62,157
Services and freight	7,329	7,103	6,074

Total revenues	112,494	94,676	68,231

Cost of revenues
Equipment and parts	59,740	50,166	33,277
Services and freight	6,355	5,737	6,096

Total cost of revenues	66,095	55,903	39,373

Gross profit	46,399	38,773	28,858

Operating expenses:
Selling, general, and administrative	33,846	29,245	21,533
Research and development	2,669	2,695	2,429

	36,515	31,940	23,962

Operating income	9,884	6,833	4,896

Interest (expense)	(1,316)	(1,590)	(500)

Gain on sale of office building	164	—	—

Income before income taxes	8,732	5,243	4,396

Income tax provision	2,122	1,520	1,112

Net income	$6,610	$3,723	$3,284

Basic earnings per share	$2.65	$1.53	$1.35
Diluted earnings per share	2.53	1.49	1.33

Weighted average common shares outstanding	2,497,000	2,437,000	2,432,000
Weighted average common and common equivalents shares outstanding	2,613,000	2,502,000	2,461,000

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended January 1, 2005, January 3, 2004 and December 28, 2002

(Dollars in thousands)

					Accumulated
					other
	Common stock		Paid-in	Retained	comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance, December 30, 2001	4,432,742	$44	$16,697	$35,484	$(3,167)	2,001,250	$(27,497)	$21,561

Comprehensive income:
Net income	—	—	—	3,284	—	—	—	3,284
Translation adjustments	—	—	—	—	3,587	—	—	3,587

Total comprehensive income								6,871

Issuance of stock	600	—	4	—	—	—	—	4
Purchase of treasury shares	—	—	—	—	—	1,324	(17)	(17)

Balance, December 28, 2002	4,433,342	44	16,701	38,768	420	2,002,574	(27,514)	28,419

Comprehensive income:
Net income	—	—	—	3,723	—	—	—	3,723
Translation adjustments	—	—	—	—	2,800	—	—	2,800
Unrealized (loss) on interest rate swap, net of tax	—	—	—	—	(49)	—	—	(49)

Total comprehensive income								6,474

Issuance of stock	16,586	—	221	—	—	—	—	221

Balance, January 3, 2004	4,449,928	44	16,922	42,491	3,171	2,002,574	(27,514)	35,114

Comprehensive income:
Net income	—	—	—	6,610	—	—	—	6,610
Translation adjustments	—	—	—	—	2,486	—	—	2,486
Unrealized gain on interest rate swap, net of tax	—	—	—	—	66	—	—	66

Total comprehensive income								9,162

Issuance of stock	80,488	1	1,282	—	—	—	—	1,283

Balance, January 1, 2005	4,530,416	$45	$18,204	$49,101	$5,723	2,002,574	$(27,514)	$45,559

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Fiscal Year Ended
	January 1,	January 3,	December 28,
	2005	2004	2002
Operating activities:
Net income	$6,610	$3,723	$3,284
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(164)	—	—
Depreciation and amortization	4,156	2,873	2,499
Deferred income taxes	176	502	192
Changes in assets and liabilities:
Accounts receivable, net	(1,036)	440	1,179
Inventories, net	(1,014)	917	1,765
Prepaid expenses and other current assets	115	440	(309)
Other assets	286	308	4
Accounts payable	501	(675)	179
Accrued expenses and other current liabilities	2,918	832	1,156

Net cash provided by operating activities	12,548	9,360	9,949

Investing activities:
Proceeds from disposition of assets	996	—	—
Business acquired, net of cash acquired	—	(20,276)	—
Capital expenditures	(1,601)	(3,311)	(2,967)
Other	(61)	(24)	138

Net cash used in investing activities	(666)	(23,611)	(2,829)

Financing activities:
Net borrowings under notes payable to banks	213	458	—
Proceeds from issuance of long-term debt	4,000	20,000	821
Principal payments on long-term debt	(9,587)	(5,079)	(7,859)
Purchase of treasury stock	—	—	(17)
Proceeds from issuance of common stock	599	221	4

Net cash (used in) provided by financing activities	(4,775)	15,600	(7,051)

Effect of exchange rate changes on cash and cash equivalents	830	463	411

Net increase in cash and cash equivalents	7,937	1,812	480

Cash and cash equivalents:
Beginning of year	4,506	2,694	2,214

End of year	$12,443	$4,506	$2,694

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,364	$1,578	$575
Income taxes (refund)	1,432	556	(84)

Business acquired through seller notes	$—	$4,000	$—

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

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

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. For the years ended January 1, 2005 and January 3, 2004, these subsidiaries include Pennsylvania Crusher Corporation (“Penn Crusher”), which was acquired on January 2, 2003 (see Note 3), and its wholly-owned subsidiary, Jeffrey Specialty Equipment Corporation (“Jeffrey”). All material intercompany accounts and transactions have been eliminated.

Certain reclassifications were made to the prior year’s consolidated financial statements to conform them to the current period presentation.

(b)	Fiscal Year

The Company’s fiscal year is reported on a fifty-two/fifty-three week period. Fiscal years ended January 1, 2005 (referred to herein as 2004), January 3, 2004 (referred to herein as 2003) and December 28, 2002 (referred to herein as 2002) include fifty-three weeks for 2003 and fifty-two weeks for each of 2004 and 2002.

(c)	Cash and Cash Equivalents

All cash equivalents represent highly liquid, interest-bearing investments purchased with original maturities of three months or less.

(d)	Inventories

Inventories are stated at the lower of cost or market and are accounted for using the first-in, first-out method. The Company monitors inventory values and writes down its inventories for estimated obsolescence based upon analysis of historical data, product changes, market conditions and assumptions about future product demand.

(e)	Property, Plant, and Equipment

Property, plant, and equipment is carried at cost and is depreciated on a straight-line basis over the following estimated useful lives: buildings and improvements, 30 to 50 years; automotive equipment, 3 years; machinery and equipment, 3 to 10 years; and furniture and equipment, including computer equipment and software, 3 to 7 years. Leasehold improvements are amortized over the shorter of the estimated useful lives of such assets or the remaining term of the applicable lease.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

(f)	Patents

Patents are stated at cost less accumulated amortization. The costs of patents are amortized on a straight-line basis over the remaining economic lives of the respective assets, but in no event longer than the remaining legal lives, the longest of which is 17 years.

(g)	Goodwill and Other Intangible Assets

When a company is acquired, the excess of the purchase price over the fair value of its net assets, including identifiable intangibles, is goodwill. Goodwill is recorded as an asset on the balance sheet.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement provides that goodwill and intangible assets with indefinite lives are no longer amortized on a recurring basis, but instead are subject to impairment testing at least annually. The Company adopted SFAS No. 142 on December 30, 2001. Accordingly, the Company no longer amortizes goodwill, and it amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. In accordance with the provisions of SFAS No. 142, the Company performed impairment tests on goodwill and other intangible assets, which indicated no impairment. Disclosures required by SFAS No. 142 are presented in Note 6.

Prior to December 30, 2001, the Company amortized goodwill on a straight-line basis over 15 to 30 years. Intangible assets which do not have indefinite lives are being amortized on a straight-line basis over the expected periods of benefit, which range from 17 to 50 years.

(h)	Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes are provided for differences between amounts shown for financial reporting purposes and those included with tax return filings that will reverse in future periods. Additionally, the effects of income taxes are measured based upon enacted tax laws and rates.

(i)	Revenue Recognition

The Company recognizes revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed or determinable.

•	Collectability is reasonably assured.

Equipment produced by all three of the Company’s business lines generally starts with selection from a series of “standard” products which are then either slightly modified or combined with other standard or slightly modified products and parts in order to meet the customer’s specific needs. Terms and conditions of sale, including payment terms which range from 30 to 60 days or more depending on the customer and the geography of the sale, are generally similar across all business lines. Sales orders may include post-shipment start-up assistance or training, which is not recorded

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

as revenue until the service is performed. Revenue from equipment and parts sales is recognized at the point where risk of ownership and title to the product transfers upon shipment except in the few cases when customer inspection is required. In those cases, revenue is not recorded until acceptance is obtained; costs of sale are recorded in the period in which the related revenue is recognized.

(j)	Research and Development

Expenditures for research, development and engineering of products are expensed as incurred.

(k)	Foreign Currency

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at current rates of exchange at year-end. Revenues and expenses are translated at average rates prevailing during the year. The Company recognized a foreign currency transaction loss of approximately $135,000 for 2004, a gain of approximately $227,000 for 2003 and a loss of approximately $604,000 for 2002. These transaction gains or losses are recorded within selling, general and administrative expenses of the Consolidated Statements of Income. Translation gains and losses are recorded as a separate component of shareholders’ equity.

(l)	Stock Option Accounting

Pro Forma Information

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company has elected to continue to account for compensation cost using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 requires the Company to disclose pro forma net income and pro forma earnings per share amounts, as if compensation expense were recognized for options granted after fiscal year 1994. Using this approach, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table:

	2004	2003	2002
	(In thousands, except per share)
Net income — as reported	$6,610	$3,723	$3,284
Deduct stock option employee compensation expense determined, net of related tax effect	(151)	(201)	(343)
Net income — pro forma	6,459	3,522	2,941
Basic earnings per share — as reported	2.65	1.53	1.35
Basic earnings per share — pro forma	2.59	1.45	1.21
Diluted earnings per share — as reported	2.53	1.49	1.33
Diluted earnings per share — pro forma	2.47	1.41	1.20

This pro forma impact may not be representative of the effects for future years, and could increase if additional options are granted and amortized over the vesting period. For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 31.45%, 30.80% and 28.04%; risk-free interest rate of 4.15%, 2.76% and 5.02%; and expected life of 6.00 years, 6.00 years and 6.00 years for grants in 2004, 2003 and 2002.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: determination of an asset’s useful life, estimates of allowances for doubtful accounts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, inventory reserves, warranty reserves, legal contingencies and estimates of the realizability of deferred tax assets.

(o)	New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 were adopted by the Company during the quarter ended March 29, 2003. See Note 2(l).

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This statement requires all entities to recognize compensation expense for all share-based payments granted to employees in an amount equal to their fair value. The new standard is effective for the first period that begins after June 15, 2005, and allows two different methods of transition. Note 2(l) contains pro forma disclosures regarding the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation. Depending on the model

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

used to calculate stock-based compensation expense in the future and other requirements of SFAS No. 123(R), the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company expects to implement the new standard in the third quarter ending October 1, 2005 and is currently evaluating the new standard and models which may be used to calculate future stock-based compensation expense. The Company is currently unable to determine the impact on its results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The adoption of the provisions of FIN 46 effective February 1, 2003 did not have a material impact on the Company’s consolidated financial statements since the Company did not at that time have, and has not since that time had, variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. The Company’s adoption of the provisions of FIN 46R effective January 3, 2004 did not have a material impact on the Company’s consolidated financial statements since the Company did not at that time have, and has not since that time had, any SPEs.

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

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

•	mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

•	instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and

•	obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While still evaluating the impact of this statement, the Company does not currently believe that it will have a material impact on its consolidated financial statements.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”), was signed into law, allowing U.S. companies to repatriate accumulated income from abroad by providing a one-time deduction of 85% for certain dividends from controlled foreign corporations. This deduction is subject to certain limitations, and numerous provisions of the Jobs Act contain uncertainties that require interpretation and evaluation. The Company is currently evaluating whether, and to what extent, to repatriate accumulated income from abroad under the provisions of the Jobs Act. Until such evaluation is complete, the Company will not accrue income taxes on the accumulated undistributed earnings of its foreign subsidiaries, as these earnings are currently expected to be reinvested indefinitely.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

(3)	Acquisition

On January 2, 2003, the Company acquired all of the stock of privately-held Penn Crusher. As a result of this purchase, the Company also acquired Jeffrey, a wholly-owned subsidiary of Penn Crusher. The purchase price for the Penn Crusher stock was $23,500,000 paid at closing, a post-closing adjustment of $205,000 based on Penn Crusher’s consolidated stockholders’ equity at December 31, 2002 and $1,288,000 in the quarter ended January 3, 2004 in conjunction with the Company’s IRS Code section 338(h)(10) election relating to such acquisition. Of this amount, $20,993,000 was paid in cash and $4,000,000 was in unsecured promissory notes which were payable in equal, annual installments on January 2 of 2005, 2006 and 2007. The excess of the purchase price over the carrying value of the net assets acquired was $16,649,000, which was allocated as follows:

	Intangible
	Useful Life	2003
		(In thousands)
Inventories	—	$356
Property, plant, and equipment	—	4,704
Patents	10 Years	1,251
Drawings	25 Years	3,550
Trademarks and tradenames	Indefinite	1,890
Customer relationships	50 Years	4,898

		$16,649

The total purchase price of $24,993,000 was allocated as follows:

2003
(In thousands)
Cash	$656
Accounts receivable	3,183
Inventories	4,611
Other current assets	275
Property, plant, and equipment	8,685
Patents	1,251
Drawings	3,550
Trademarks and tradenames	1,890
Customer relationships	4,898
Accounts payable	(1,732)
Accrued expenses	(2,274)

$24,993

Drawings, trademarks and tradenames and customer relationships are included in other intangibles in the consolidated balance sheet.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

(4)	Inventories

Inventories consist of the following:

	2004	2003
	(In thousands)
Components	$14,275	$13,676
Work-in-process	2,217	1,635
Finished goods	79	62
Inventory reserves	(1,475)	(1,807)

	$15,096	$13,566

(5)	Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

	2004	2003
	(In thousands)
Land	$1,595	$1,492
Buildings and improvements	22,875	22,922
Automotive equipment	427	363
Machinery and equipment	14,171	13,771
Furniture and equipment, including computer equipment and software	21,066	19,491

	60,134	58,039
Less accumulated depreciation and amortization	(35,059)	(31,123)

	$25,075	$26,916

Depreciation of property, plant, and equipment for 2004, 2003 and 2002 was $3,644,000, $2,544,000 and $2,282,000.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

(6)	Intangible Assets

Intangible assets consist of the following (in thousands):

	2004		2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Patents	$2,799	$1,062	$2,780	$887
Drawings	3,550	213	3,550	71
Customer relationships	4,898	147	4,898	49

	$11,247	$1,422	$11,228	$1,007

Unamortized intangible assets
Trademarks and tradenames	$1,890		$1,890

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition) over the expected periods of benefit, which range from 17 to 50 years. The weighted average life of the amortizable intangible assets is 37 years. The amortization expense of intangible assets for 2004 and 2003 was $415,000 and $288,000. Intangible assets of $11,589,000, including patents, drawings, customer relationships, and trademarks and tradenames, were acquired in 2003 as part of the acquisition of Penn Crusher. (See Note 3).

Future annual amortization of intangible assets is as follows:

Amount
(In thousands)
Fiscal year:
2005	$415
2006	415
2007	415
2008	415
2009	415
Thereafter	7,750

$9,825

(7)	Accrued Warranty

The Company offers a one-year product warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for 2004 and 2003.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

	2004	2003
	(In thousands)
Beginning balance	$967	$687
Accrued warranty of acquired business	—	553
Accrual of warranty expense	2,010	1,254
Warranty costs incurred	(1,748)	(1,580)
Foreign exchange adjustment	28	53

Ending balance	$1,257	$967

(8)	Notes Payable to Banks and Other Long-Term Debt

To finance the January 2003 Penn Crusher acquisition described in Note 3, the Company borrowed $20,000,000 from two U.S. banks and also issued $4,000,000 in unsecured promissory notes to the former Penn Crusher stockholders.

The Company borrowed $5,000,000 from a U.S. bank through its U.S. manufacturing subsidiary. The loan was combined with an outstanding term loan from that bank to that subsidiary and resulted in a $7,333,000 term loan. Monthly principal payments of $83,000 plus interest at a fixed rate of 5.625% on approximately half the loan and at a variable rate of one-month LIBOR plus 1.85% on the other half (4.27% at January 1, 2005) began in February 2003, with the final principal payment of approximately $2,416,000 plus interest being due in January 2008. This loan is secured by substantially all of the assets of the U.S. manufacturing subsidiary and is guaranteed by K-Tron International, Inc. As of January 1, 2005, there was $5,417,000 outstanding under the term loan facility. The term loan facility requires that the Company comply with certain covenants relating to the consolidated debt to net worth ratio, minimum annual debt coverage and minimum net worth.

Penn Crusher borrowed $15,000,000 from another U.S. bank consisting of $13,500,000 in term debt ($10,000,000 with a five-year term and $3,500,000 with a six-year term) and $1,500,000 under a five-year revolving credit facility. Subject to certain conditions, the revolving credit facility provides for up to $3,500,000 of total availability, including the $1,500,000 originally borrowed thereunder. There was nothing borrowed under the revolving credit facility as of January 1, 2005. Quarterly term debt principal payments of $400,000 began March 31, 2003 and increase each year by $62,500 per quarter (or $250,000 per year in the aggregate) through December 31, 2007, with final quarterly principal payments of $750,000 in 2008. In December 2004, $1,000,000 that was due in 2008 was prepaid on the $3,500,000 term debt. Interest is based on one- to six-month LIBOR plus 3% to 3.5%, and the 3% to 3.5% was reduced to 2% to 2.5% in 2004 upon meeting certain financial ratios. As of January 1, 2005, there was $6,750,000 outstanding on the five-year term loan and $2,300,000 outstanding on the six-year term loan. In January 2003, Penn Crusher entered into an interest rate swap related to the entire $10,000,000 five-year term loan ($6,750,000 as of January 1, 2005) such that interest cannot exceed 6.11% for the full term of the loan, and this limit was reduced to 5.11% in 2004 upon meeting certain financial ratios. The interest rates on the outstanding balances under the $10,000,000 term loan and the $3,500,000 term loan were 5.11% and 4.53% as of January 1, 2005. The Penn Crusher debt is guaranteed by Jeffrey and secured by substantially all of the assets of Penn Crusher and Jeffrey, but it is not guaranteed by the parent company (K-Tron

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

International, Inc.) or any other subsidiary (except by a non-recourse pledge of the stock of Penn Crusher). The term loans and revolving credit facility require that Penn Crusher comply with certain covenants relating to tangible net worth, fixed charge coverage ratio and total debt to EBITDA ratio.

In addition, K-Tron International, Inc. issued $4,000,000 of unsecured promissory notes to the former Penn Crusher stockholders as part of the Penn Crusher purchase price. These notes were payable in three equal, annual installments on the second, third and fourth anniversaries of the January 2, 2003 closing date. Interest at 6% per annum was payable quarterly. In June 2004, K-Tron International, Inc. prepaid the $4,000,000 of unsecured promissory notes that were payable to the former Penn Crusher stockholders. The prepayment of these notes was financed with a $4,000,000 term loan from a U.S. bank, repayable over 60 months, with 48 monthly principal payments of $50,000 beginning January 2005, 11 monthly principal payments of $133,333 beginning January 2009 and a final principal payment of $133,337 in December 2009. Interest is payable monthly at a fixed rate of 5.75% per annum on principal of $1,600,000 and at a variable rate of one-month LIBOR plus 1.85% (4.27% as of January 1, 2005) on the remaining principal of $2,400,000. The term loan is guaranteed by the U.S. manufacturing subsidiary that borrowed the $5,000,000 described in the second paragraph of this Note 8.

At January 1, 2005, the Company’s Swiss subsidiary had separate credit facilities totaling 12,250,000 Swiss francs (approximately $10,740,000) with three Swiss banks. The Company’s real property in Switzerland is pledged as collateral. As of January 1, 2005, there were no borrowings under these facilities.

In June 1998, the Company’s U.S. manufacturing subsidiary, previously referred to, refinanced its 20-year mortgage with a U.S. bank for $2,700,000 at an annual interest rate of 7.625%. In July 2002, the annual interest rate was reduced to 6.45% and, beginning August 1, 2002, this loan became repayable in eighty-three monthly principal and interest payments of $23,784 each, with a final payment of $1,042,000 plus interest due on August 1, 2009. As of January 1, 2005, the principal amount owed on this borrowing was $1,897,000.

Also in June 1998, this same U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with the U.S. bank that holds the mortgage. As of January 1, 2005, there was $2,100,000 borrowed under this credit facility, which has now been extended through July 2006, and $2,900,000 was available for future borrowings. The annual interest rate as of January 1, 2005 was 5.0%.

Under the terms of the various U.S. credit facilities, fixed assets with a book value of $13,528,000 and accounts receivable and inventory with a book value of $18,008,000 are pledged as collateral. In addition, fixed assets with a book value of $6,894,000 are pledged as collateral under the Swiss credit facilities.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

Long-term debt consists of the following:

	2004	2003
	(In thousands)
U.S. mortgage	$1,897	$2,052
U.S. line of credit	2,100	1,935
U.S. term facilities	18,467	18,317
Unsecured notes payable	—	4,000
Swiss facilities	—	1,211
Other	319	600

	22,783	28,115

Less current portion	(4,185)	(3,541)

	$18,598	$24,574

Future annual principal payments required on long-term debt are as follows:

Amount
(In thousands)
Fiscal year:
2005	$4,185
2006	5,640
2007	4,327
2008	5,886
2009	2,745
Thereafter	—

$22,783

(9)	Employee Benefit Plans

The Company has a profit-sharing and thrift plan (the “K-Tron Plan”) for all U.S. employees except for those of Penn Crusher and its subsidiary and a thrift plan (the “Penn Crusher Plan”) for all Penn Crusher and its subsidiary’s U.S. employees. The K-Tron Plan requires employees to have at least six months of continuous service and employment at the end of the year in order to be eligible to receive a matching contribution under the thrift portion of the plan. In 2004, 2003 and 2002, all Company contributions to the K-Tron Plan were at the discretion of the board of directors. The Company’s profit-sharing contribution, if any, vests over a five-year period. Employees may voluntarily participate in the thrift portion of the K-Tron Plan and authorize payroll deductions ranging from 1% to 50% of their compensation. Related matching Company contributions are vested immediately. The board of directors authorized matching contributions of 100% of the first 6% of participants’ compensation for the K-Tron Plan employees for each of 2004, 2003 and 2002. The board of directors did not authorize any 2004, 2003 or 2002 contribution to the profit-sharing portion of the K-Tron Plan.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

For 2004, 2003 and 2002, the Penn Crusher Plan covered employees who worked for Penn Crusher or its subsidiary for at least one year and who voluntarily chose to participate in the Plan, and it authorized payroll deductions ranging from 1% to 50% of compensation with matching monthly contributions of 100% of the first 4% of participants’ compensation. These contributions were approved each year, in advance, by Penn Crusher’s board of directors.

Substantially all foreign employees participated in defined contribution group pension plans for 2004, 2003 and 2002. Contributions were paid by the employee and employer at percentages that varied according to age and other factors.

The Company expense associated with the thrift plans for 2004, 2003 and 2002 was $657,000, $668,000 and $375,000. The foreign pension expense for 2004, 2003 and 2002 was $1,077,000, $941,000 and $776,000.

(10)	Shareholders’ Equity

In 2001, the board of directors determined the rights on 50,000 shares of the authorized preferred stock as the Series B Junior Participating Preferred Shares (the Series B Preferred Shares). Each one one-hundredth of a share of the Series B Preferred Shares carries voting and dividend rights that are equivalent to one share of the common stock. The voting and dividend rights are subject to adjustment in the event of a dividend on common stock which is payable in common stock or any subdivisions or combinations with respect to the outstanding shares of common stock. At the same time as the Series B Preferred Shares were established, the number of Series A Junior Participating Preferred Shares were reduced from 50,000 to 0 and returned to authorized but unissued shares of the Company’s preferred stock. The board of directors had not determined the rights on the remaining 950,000 shares of the authorized preferred stock as of January 1, 2005.

The Company had a stock option plan for nonemployee directors (the “1988 plan”) which expired in November 1998, and the last outstanding option grant under that plan was exercised in 2004. The plan provided that each eligible director was granted a single option to purchase 10,000 shares of the Company’s common stock at a price equal to the fair market value of the stock at the date of grant. The aggregate number of shares which could be issued under the plan was 100,000. These options had a term of ten years and became exercisable in four equal annual installments beginning on the date of the grant.

The Company’s 1986 Stock Option Plan, as amended (the “1986 plan”), expired in January 1996, but some option grants under the 1986 plan remained outstanding as of the end of 2004. Key employees of the Company could be granted options to purchase shares of the Company’s common stock. These options could be either incentive stock options or nonqualified stock options. The Stock Option Committee under the 1986 plan determined the term of each option, but no option could be exercisable more than ten years from the date the option was granted. The Stock Option Committee also determined the option exercise price per share.

In 1996, the Company adopted the 1996 Equity Compensation Plan (the “1996 plan”), with features similar to the 1986 plan, except that the maximum number of shares that may be issued was 450,000. The 1996 plan also permits the awarding of restricted stock grants. The 1996 plan was amended in 1998, increasing the maximum number of shares that may be issued to 600,000 and allowing nonemployee directors to

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

receive grants thereunder at fair market value. The 1996 plan is administered by a Stock Option Committee selected by the board of directors.

With respect to incentive stock options, the exercise price must at least equal the fair market value of a share of common stock as of the date the option was granted.

A summary of the Company’s stock option and restricted stock grant activity for the plans referred to above for the three fiscal years ended January 1, 2005 is as follows:

		Weighted
		average option
	Outstanding	exercise price	Available
	shares	per share	shares
Balance, December 30, 2001	446,201	$14.02	181,335
Options granted	4,000	13.75	(4,000)
Canceled	(23,834)	14.28	13,834
Exercised	(600)	6.25	—

Balance, December 28, 2002	425,767	14.01	191,169
Options granted	4,000	15.37	(4,000)
Canceled	(5,750)	14.01	5,750
Exercised	(21,000)	13.51	—

Balance, January 3, 2004	403,017	14.05	192,919
Options granted	4,000	21.39	(4,000)
Restricted stock granted	24,000	—	(24,000)
Exercised	(81,850)	14.01	—

Balance, January 1, 2005	349,167	14.66	164,919

During 2004, the Company issued 24,000 shares of restricted common stock under the 1996 plan. The restricted stock vests on the four-year anniversary of the date of grant. Compensation expense related to the restricted stock is recognized ratably over the four years based on the fair value of the shares at date of grant, which was $21.53 per share.

As of January 1, 2005, seven employees held options under the 1986 plan for an aggregate of 11,000 shares at an exercise price per share of $6.25. These options expire in 2005. As of January 1, 2005, twenty-eight employees and four nonemployee directors held options under the 1996 plan for an aggregate of 338,167 shares at exercise prices per share ranging from $12.20 to $21.39 with a weighted average exercise price per share of $14.93. These options expire at varying times through 2014. Of the 349,167 shares subject to outstanding options as of January 1, 2005, 213,417 shares were exercisable with a weighted average exercise price per share of $14.85.

(11)	Shareholder Rights Plan

The Company has a Shareholder Rights Plan (the “Rights Plan”) that was adopted by the board of directors on October 16, 2001 and which replaced an earlier plan that was adopted on October 3, 1991 and expired on October 14, 2001. The new Rights Plan provides for the distribution as a dividend of one preferred stock purchase right (“a Right”) on each share of the Company’s common stock outstanding as of the close

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

of business on October 29, 2001, and thereafter each share of the Company’s common stock will have a Right associated with it. The new Rights expire on October 29, 2011, and each Right entitles a shareholder to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock upon the terms specified in the Rights Plan. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock, in each case without the approval of the Company’s board of directors.

(12)	Income Taxes

Following are the domestic and foreign components of income before income taxes:

	2004	2003	2002
	(In thousands)
United States	$4,832	$2,581	$1,143
Foreign	3,900	2,662	3,253

Income before income tax	$8,732	$5,243	$4,396

The income tax provision consists of the following:

	2004	2003	2002
	(In thousands)
Current:
Federal and state	$1,085	$476	$204
Foreign	861	542	716

Total current	1,946	1,018	920

Deferred:
Federal and state	211	502	192
Foreign	(35)	—	—

Total deferred	176	502	192

Total income tax provision	$2,122	$1,520	$1,112

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

Significant components of the deferred tax assets and liabilities at January 1, 2005 and January 3, 2004 are as follows:

	2004	2003
	(In thousands)
Deferred tax assets
Fixed assets and intangibles	$116	$193
Accrued liabilities	841	986
Net operating loss carryforwards	648	926
Inventory basis differences	744	173
Interest rate swap	12	33
Other	120	11

	2,481	2,322
Valuation allowance	(1,261)	(1,543)

Total assets	1,220	779

Deferred tax liabilities
Depreciation	(2,087)	(1,604)
Other	(224)	(69)

Total liabilities	(2,311)	(1,673)

Net deferred tax liability	$(1,091)	$(894)

Foreign and U.S. state operating loss carryforwards as of January 1, 2005 were $424,000 and $6,378,000. Foreign operating losses have an unlimited carryforward period. U.S. state operating losses are available through 2010.

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

January 1, 2005, January 3, 2004 and December 28, 2002

A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:

	2004	2003	2002
	(In thousands)
Income tax provision on income before income tax at statutory federal income tax rates	$2,969	$1,783	$1,496
Foreign tax rate differential	(294)	(303)	(210)
State tax net of federal benefit	186	177	61
U.S. and foreign permanent tax differences	6	(28)	(44)
Changes in valuation allowance	(256)	(49)	(206)
Decrease in tax reserve, net	(489)	—	—
Other	—	(60)	15

Income tax provision	$2,122	$1,520	$1,112

The Company reduced its tax reserve in 2004 following the settlement and closure of a tax audit in Germany.

(13)	Related Party Transactions

During 2004, 2003 and 2002, the Company sold equipment to two entities in which it has a cost method investment. Sales during 2004, 2003 and 2002 were $1,581,000, $824,000 and $512,000, with $457,000, $427,000 and $190,000 in accounts receivable at January 1, 2005, January 3, 2004 and December 28, 2002.

(14)	Earnings Per Share

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

January 1, 2005, January 3, 2004 and December 28, 2002

The Company’s Basic and Diluted Earnings per Share are calculated as follows:

	Net income
	available
	to common		Earnings
	shareholders	Shares	per share
2004:
Basic	$6,610,000	2,497,000	$2.65
Common share equivalent of options issued	—	116,000	(0.12)

Diluted	$6,610,000	2,613,000	$2.53

2003:
Basic	$3,723,000	2,437,000	$1.53
Common share equivalent of options issued	—	65,000	(0.04)

Diluted	$3,723,000	2,502,000	$1.49

2002:
Basic	$3,284,000	2,432,000	$1.35
Common share equivalent of options issued	—	29,000	(0.02)

Diluted	$3,284,000	2,461,000	$1.33

Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. Such average number includes the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

(15)	Commitments and Contingencies

The Company leases certain office and plant facilities and equipment under noncancelable leases. These leases expire in periods ranging from one to eight years and, in certain instances, provide for purchase options.

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

As of January 1, 2005, future minimum payments under operating leases having noncancelable terms in excess of one year are summarized below (in thousands):

Operating
leases
2005	$1,201
2006	928
2007	730
2008	509
2009	471
Thereafter	156

$3,995

Rent expense for 2004, 2003 and 2002 was $754,000, $786,000 and $427,000.

The Company has employment contracts with seven executives. Except in one case when two year’s advance notice is required, these contracts may be terminated by the Company with one year’s advance notice. Under the agreements, each individual is guaranteed minimum compensation over the contract period. As of January 1, 2005, the estimated future obligation under these contracts if all of them were to be terminated is $2,016,000.

The Company in the normal course of business has commitments, lawsuits, contingent liabilities and claims. However, the Company does not expect that any sum it may have to pay in connection with these matters will have a material adverse effect on its consolidated financial position or results of operations.

(16)	Management Geographic Information

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

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

For years 2004, 2003 and 2002, the following table sets forth the Company’s geographic information:

	Americas	EMEA/Asia	Eliminations	Consolidated
	(In thousands)
2004:
Revenues:
Sales to unaffiliated customers	$63,922	$48,572		$112,494
Sales to affiliates	3,406	3,281	$(6,687)	—

Total sales	$67,328	$51,853	$(6,687)	$112,494

Operating income	$6,271	$3,669	$(56)	$9,884
Interest expense				(1,316)
Gain on sale of office building				164

Income before income taxes				$8,732

Capital expenditures	$1,083	$518		$1,601
Depreciation and amortization expense	2,540	1,616		4,156
Total assets	49,744	43,272		93,016

2003:
Revenues:
Sales to unaffiliated customers	$55,730	$38,946		$94,676
Sales to affiliates	2,518	2,734	$(5,252)	—

Total sales	$58,248	$41,680	$(5,252)	$94,676

Operating income	$4,577	$2,211	$45	$6,833
Interest expense				(1,590)

Income before income taxes				$5,243

Capital expenditures	$1,645	$1,666		$3,311
Depreciation and amortization expense	1,621	1,252		2,873
Total assets	46,719	36,362		83,081

2002:
Revenues:
Sales to unaffiliated customers	$28,727	$39,504		$68,231
Sales to affiliates	3,374	2,061	$(5,435)	—

Total sales	$32,101	$41,565	$(5,435)	$68,231

Operating income	$1,926	$2,906	$64	$4,896
Interest expense				(500)

Income before income taxes				$4,396

Capital expenditures	$1,995	$972		$2,967
Depreciation and amortization expense	1,248	1,251		2,499
Total assets	18,542	31,917		50,459

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

For years 2004, 2003 and 2002, the following table sets forth revenues from external customers:

	2004	2003	2002
	(In thousands)
Americas
U.S.	$54,064	$48,802	$24,889
All others	9,858	6,928	3,838

Total	63,922	55,730	28,727

EMEA/Asia
Germany	8,003	6,005	7,599
All others	40,569	32,941	31,905

Total	48,572	38,946	39,504

	$112,494	$94,676	$68,231

(Continued)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2005, January 3, 2004 and December 28, 2002

(17)	Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly financial data for 2004 and 2003 (in thousands, except per share data):

	2004 by quarter
	First	Second	Third	Fourth
Revenues	$26,321	$27,062	$28,644	$30,467
Gross profit	11,184	11,350	11,304	12,561
Net income	1,422	1,389	1,562	2,237
Basic earnings per share	0.58	0.56	0.62	0.88
Diluted earnings per share	0.55	0.53	0.59	0.84

	2003 by quarter
	First	Second	Third	Fourth
Revenues	$23,398	$22,661	$22,158	$26,459
Gross profit	9,441	8,998	9,170	11,164
Net income	835	865	910	1,113
Basic earnings per share	0.34	0.36	0.37	0.46
Diluted earnings per share	0.34	0.35	0.36	0.44

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Financial Statement Schedule

Schedule II

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Year ended January 1, 2005, January 3, 2004 and December 28, 2002

	Balance at	Additions			Balance
	beginning	charged			at end
	of period	to income		Deductions(1)	of period
Fiscal year ended January 1, 2005
Allowance for doubtful accounts	$820,000	$134,000		$203,000	$751,000

Fiscal year ended January 3, 2004
Allowance for doubtful accounts	$716,000	$285,000	(2)	$181,000	$820,000

Fiscal year ended December 28, 2002:
Allowance for doubtful accounts	$687,000	$137,000		$108,000	$716,000

(1)	Accounts written off less recoveries, net of foreign exchange translation adjustment.

(2)	$162,000 charged to income plus $123,000 allowance for doubtful accounts of acquired business.

See accompanying reports of independent registered public accounting firms.

S-1

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Basic Agreement regarding the Assignment of Assets of the Hasler Division between K-Tron (Suisse) SA and MJ Entreprises SA dated July 31, 2001 (Filed as Exhibit 2.1 to our report on Form 10-Q for the quarterly period ended September 29, 2001 and incorporated herein by reference)

2.2	Stock Purchase Agreement dated January 2, 2003 by and among John D. Whalen, Donald J. Carrozzino, Frank Wallitsch, Jr. and Nancy S. Hansen and PCC Acquisition Co. (Filed as Exhibit 2.1 to our report on Form 8-K dated January 2, 2003 and filed with the Securities and Exchange Commission on January 15, 2003 (“January 2003 Form 8-K”) and incorporated herein by reference)

3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 (“1998 Form 10-K”) and incorporated herein by reference)

3.2	By-laws, as amended (Filed as Exhibit 3.2 to our annual report on Form 10-K for the year ended December 29, 2001 (“2001 Form 10-K”) and incorporated herein by reference)

4.1	Form of Certificate for Shares of Common Stock (Filed as Exhibit 4.1 to the 1998 Form 10-K and incorporated herein by reference)

4.2	Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K dated October 16, 2001 and incorporated herein by reference)

10.1	1986 Stock Option Plan, as amended and restated (Filed as Exhibit 10.2.1 to our annual report on Form 10-K for the year ended January 4, 1992 (“1991 Form 10-K”) and incorporated herein by reference)**

10.2	K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.3	Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.4 to the 2001 Form 10-K and incorporated herein by reference)**

10.4	K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.5	Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**

Exhibit
Number	Description
10.6	Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**

10.7	Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick (Filed as Exhibit 10.9 to our annual report on Form 10-K for the year ended January 1, 2000 (“1999 10-K”) and incorporated herein by reference)**

10.8	Form of Employment Agreement with certain of our employees, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.9	Form of Indemnification Agreement with certain of our directors and officers listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to the 1999 Form 10-K and incorporated herein by reference)**

10.9A	Supplement to Schedule 10.9, listing additional directors and officers who are parties to an Indemnification Agreement referenced in Exhibit 10.9. (Filed as Exhibit 10.11A to the 2001 Form 10-K and incorporated herein by reference)

10.10	Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.15 to the 1999 Form 10-K and incorporated herein by reference)

10.11	Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit 10.16 to the 1999 Form 10-K and incorporated herein by reference)

10.12	Loan Modification Agreement dated July 9, 2002 between K-Tron America, Inc. and The Bank (formerly The Bank of Gloucester County) (Filed as Exhibit 10.14 to our annual report on Form 10-K for the year ended December 28, 2002 and incorporated herein by reference)

10.13	Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.17 to the 1999 Form 10-K and incorporated herein by reference)

10.14	Note dated December 20, 2002 from K-Tron America, Inc. in favor of The Bank (Filed as Exhibit 10.3 to the January 2003 Form 8-K and incorporated herein by reference)

10.15	Loan Modification Agreement dated December 20, 2002 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.4 to the January 2003 Form 8-K and incorporated herein by reference)

Exhibit
Number	Description
10.16	Loan Modification Agreement dated July 9, 2003 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 2003 and incorporated herein by reference)

10.17	Loan Modification Agreement dated December 31, 2003 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.17 to our annual report on Form 10-K for the year ended January 3, 2004 and incorporated herein by reference)

10.18	Loan Modification/Renewal Agreement dated June 9, 2004 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.2 to our report on Form 10-Q for the quarterly period ended July 3, 2004 (“July 2004 Form 10-Q”) and incorporated herein by reference)

10.19	Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to the January 2003 Form 8-K and incorporated herein by reference)

10.20	Amendment No. 1 dated May 12, 2003 to Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended June 28, 2003 and incorporated herein by reference)

10.21	Note dated June 9, 2004 from K-Tron International, Inc. in favor of The Bank (Filed as Exhibit 10.1 to the July 2004 Form 10-Q and incorporated herein by reference)

21.1	Subsidiaries*

23.1	Consent of Grant Thornton LLP*

23.2	Consent of KPMG LLP*

24.1	Power of Attorney (Included on Signature Page)*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit