Form 10-Q
period 2005-04-02
K TRON INTERNATIONAL INC
filed 2005-05-05
CIK 20

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-9576

K-TRON INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-1759452

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Routes 55 & 553, P.O. Box 888, Pitman, New Jersey	08071-0888

(Address of Principal Executive Offices)	(Zip Code)

(856) 589-0500

Registrant’s Telephone Number, Including Area Code

Not Applicable

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

Yes ☐  No ☑

The Registrant had 2,541,242 shares of Common Stock outstanding as of April 29, 2005.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share Data)

	(Unaudited)
	April 2,	January 1,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,684	$12,443
Accounts receivable, net of allowance for doubtful accounts of $712 and $751	17,624	21,234
Inventories, net	15,752	15,096
Deferred income taxes	938	938
Prepaid expenses and other current assets	2,056	1,779

Total current assets	$48,054	$51,490

PROPERTY, PLANT AND EQUIPMENT, net	24,018	25,075
PATENTS, net	1,706	1,737
GOODWILL	2,053	2,053
OTHER INTANGIBLES, net	9,918	9,978
NOTES RECEIVABLE AND OTHER ASSETS	2,215	2,353
DEFERRED INCOME TAXES	308	330

Total assets	$88,272	$93,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,111	$4,185
Accounts payable	7,047	6,351
Accrued expenses and other current liabilities	4,602	7,782
Accrued commissions	2,000	2,169
Customer advances	2,320	2,536
Income taxes payable	2,881	3,477
Deferred income taxes	1,212	1,212

Total current liabilities	24,173	27,712

LONG-TERM DEBT, net of current portion	17,223	18,598
DEFERRED INCOME TAXES	1,147	1,147
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES, $.01 par value – authorized 50,000 shares; none issued	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value – authorized 950,000 shares; none issued	—	—
Common stock, $.01 par value – authorized 50,000,000 shares; issued 4,542,016 shares and 4,530,416 shares	45	45
Paid-in capital	18,373	18,204
Retained earnings	50,744	49,101
Accumulated other comprehensive income	4,081	5,723

	73,243	73,073
Treasury stock, 2,002,574 shares – at cost	(27,514)	(27,514)

Total shareholders’ equity	45,729	45,559

Total liabilities and shareholders’ equity	$88,272	$93,016

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2005	2004
REVENUES:
Equipment and parts	26,959	24,504
Services and freight	1,893	1,817

Total revenues	28,552	26,321

COST OF REVENUES:
Equipment and parts	14,729	13,598
Services and freight	1,872	1,539

Total cost of revenues	16,601	15,137

Gross profit	11,951	11,184

OPERATING EXPENSES:
Selling, general and administrative	8,495	8,272
Research and development	665	649

	9,160	8,921

Operating income	2,791	2,263

INTEREST (EXPENSE)	(263)	(366)
GAIN ON SALE OF OFFICE BUILDING	—	164

Income before income taxes	2,528	2,061

INCOME TAX PROVISION	885	639

NET INCOME	1,643	1,422

RETAINED EARNINGS:
Beginning of period	49,101	42,491

End of period	$50,744	$43,913

EARNINGS PER SHARE:
Basic	$0.65	$0.58

Diluted	$0.61	$0.55

Weighted average common shares outstanding	2,535,000	2,461,000

Weighted average common and common equivalents shares outstanding	2,693,000	2,583,000

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2005	2004
OPERATING ACTIVITIES:
Net income	$1,643	$1,422
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of asset	—	(164)
Depreciation and amortization	1,045	1,075
Changes in assets and liabilities:
Accounts receivable, net	3,097	(599)
Inventories, net	(982)	(1,076)
Prepaid expenses and other current assets	(329)	115
Other assets	90	—
Accounts payable	791	263
Accrued expenses and other current liabilities	(3,797)	(128)

Net cash provided by operating activities	1,558	908

INVESTING ACTIVITIES:
Proceeds from disposition of assets	—	996
Capital expenditures	(474)	(394)
Other	(13)	(49)

Net cash (used in) provided by investing activities	(487)	553

FINANCING ACTIVITIES:
Net borrowings under notes payable to banks	95	1,276
Proceeds from issuance of long-term debt	—	—
Principal payments on long-term debt	(1,540)	(1,476)
Proceeds from issuance of common stock	169	215

Net cash (used in) provided by financing activities	(1,276)	15

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(554)	(177)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(759)	1,299

CASH AND CASH EQUIVALENTS:
Beginning of period	12,443	4,506

End of period	$11,684	$5,805

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2005
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made.

The unaudited financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended January 1, 2005 which was previously filed with the Securities and Exchange Commission.

Certain reclassifications were made to the prior year’s consolidated financial statements to conform them to the current period presentation.

2.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This statement requires all entities to recognize compensation expense for all share-based payments granted to employees in an amount equal to their fair value. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the effective date for Statement 123(R). The new rule allows registrants to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. None of the accounting provisions of Statement 123(R) are affected by the new rule. The new standard allows two different methods of transition. Note 9 contains pro forma disclosures regarding the effect on net income and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS No. 123(R), the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company expects to implement the new standard in the first quarter of fiscal year 2006 which will end April 1, 2006, and it is currently evaluating the new standard and models which may be used to calculate future stock-based compensation expense. The Company is currently unable to determine what the impact of the new standard will be on its results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While still evaluating the impact of this statement, the Company does not currently believe that it will have a material impact on its consolidated financial statements.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law, allowing U.S. companies to repatriate accumulated income from abroad by providing a one-time deduction of 85% for certain dividends from controlled foreign corporations. This deduction is subject to certain limitations, and numerous provisions of the Jobs Act contain uncertainties that require interpretation and evaluation. The Company is currently evaluating whether, and to what extent, to repatriate accumulated income from abroad under the provisions of the Jobs Act. Until such evaluation is complete, the Company will not accrue income taxes on the accumulated undistributed earnings of its foreign subsidiaries, as these earnings are currently expected to be reinvested indefinitely.

3.	Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid for interest in the three-month periods ended April 2, 2005 and April 3, 2004 was $284,000 and $371,000 and for income taxes was $1,428,000 and $511,000.

4.	Inventories

Inventories consist of the following:

	April 2,	January 1,
	2005	2005
	(in thousands)
Components	$14,219	$14,275
Work-in-process	2,805	2,217
Finished goods	92	79
Inventory reserves	(1,364)	(1,475)

	$15,752	$15,096

5.	Intangible Assets

	April 2, 2005		January 1, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Amortized intangible assets
Patents	$2,812	$1,106	$2,799	$1,062
Drawings	3,550	249	3,550	213
Customer relationships	4,898	171	4,898	147

	$11,260	$1,526	$11,247	$1,422

Unamortized intangible assets Trademarks and tradenames	$1,890		$1,890

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition) over the expected period of benefits, which ranges from 17 to 50 years. The weighted average life of the amortizable assets is 37 years. The amortization expense of intangible assets for the three-month periods ended April 2, 2005 and April 3, 2004 was $104,000 and $90,000.

6.	Accrued Warranty

The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the three-month periods ended April 2, 2005 and April 3, 2004.

	Three Months Ended
	April 2,	April 3,
	2005	2004
	(in thousands)
Beginning balance	$1,257	$967
Accrual of warranty expense	336	283
Warranty costs incurred	(379)	(292)
Foreign exchange adjustment	(24)	(13)

Ending balance	$1,190	$945

7.	Long-Term Debt

Long-term debt consists of the following, with the interest rates indicated being those in effect at April 2, 2005:

	April 2,	January 1,
	2005	2005
	(in thousands)
U.S. mortgage, interest at 6.45%	$1,856	$1,897
U.S. line of credit, interest at 5.25%	2,195	2,100
U.S. term facilities, interest at 4.72% to 5.59%	17,041	18,467
Other	242	319

	21,334	22,783
Less current portion	(4,111)	(4,185)

	$17,223	$18,598

8.	Earnings Per Share

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

The Company’s Basic and Diluted Earnings Per Share are calculated as follows:

	For the Three Months Ended April 2, 2005
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$1,643	2,535	$0.65

Common Share Equivalent of Outstanding Options Issued	—	158	(0.04)

Diluted	$1,643	2,693	$0.61

	For the Three Months Ended April 3, 2004
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$1,422	2,461	$0.58

Common Share Equivalent of Outstanding Options Issued	—	122	(0.03)

Diluted	$1,422	2,583	$0.55

The Company’s Diluted Earnings Per Share shown in the table above are based on the weighted average number of common and common equivalent shares outstanding during a given time period. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

9.	Stock-Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company has elected to continue to account for compensation cost using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 requires the Company to disclose pro forma net income and pro forma earnings per share amounts, in each case as if compensation expense were recognized for options granted after fiscal year 1994. Using this approach, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	Three Months Ended
	April 2,	April 3,
	2005	2004
	(in thousands, except per share)
Net income – as reported	$1,643	$1,422
Deduct stock option employee compensation expense determined, net of related tax effect	(26)	(30)

Net income – pro forma	$1,617	$1,392

Basic earnings per share – as reported	$0.65	$0.58
Basic earnings per share – pro forma	0.64	0.57
Diluted earnings per share – as reported	0.61	0.55
Diluted earnings per share – pro forma	0.60	0.54

This pro forma impact may not be representative of the effects for future years, and could increase if additional options are granted and amortized over the vesting period. For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following were the weighted average assumptions for the grants in 2004: no dividend yield, expected volatility of 31.45%, risk-free interest rate of 4.15% and expected life of 6.00 years. No options were granted in the first three months of 2005.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility.

10.	Comprehensive Income

Comprehensive income is the total of net income, the change in the unrealized gain or loss on the Company’s interest rate swap, net of tax, and the change in foreign currency translation adjustments, all for a given period, which are the Company’s only non-owner changes in equity. For the three-month periods ended April 2, 2005 and April 3, 2004, the following table sets forth the Company’s comprehensive income:

	Three Months Ended
	April 2,	April 3,
	2005	2004
	(in thousands)
Net income	$1,643	$1,422
Unrealized gain (loss) on interest rate swap, net of tax	34	(16)
Foreign currency translation gain (loss)	(1,676)	(1,026)

Comprehensive income	$1	$380

11.	Management Geographic Information

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

For the three-month periods ended April 2, 2005 and April 3, 2004, the following table sets forth the Company’s geographic information:

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED
April 2, 2005
Revenues
Sales to unaffiliated customers	$17,113	$11,439	$—	$28,552
Sales to affiliates	753	755	(1,508)	—

Total sales	$17,866	$12,194	($1,508)	$28,552

Operating income	$2,399	$362	$30	2,791

Interest expense				(263)

Income before income taxes				$2,528

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	ated
	(in thousands)
THREE MONTHS ENDED
April 3, 2004
Revenues
Sales to unaffiliated customers	$14,793	$11,528	$—	$26,321
Sales to affiliates	695	826	(1,521)	—

Total sales	$15,488	$12,354	$(1,521)	$26,321

Operating income	$1,364	$933	$(34)	$2,263

Interest expense				(366)
Gain on sale of office building				164

Income before income taxes				$2,061

For the three-month periods ended April 2, 2005 and April 3, 2004, the following table sets forth revenues from external customers:

	Three Months Ended
	April 2,	April 3,
	2005	2004
	(in thousands)
Americas
U.S.	$14,694	$12,743
All others	2,419	2,050

Total	17,113	14,793

EMEA/Asia
Germany	1,820	1,834
All others	9,619	9,694

Total	11,439	11,528

	$28,552	$26,321

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     We are engaged in one principal business segment – material handling equipment and systems. We operate in two primary geographic locations – North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”).

     We have three main business or product lines (“business lines”) within the material handling equipment and systems segment. They are our feeding, size reduction and pneumatic conveying business lines.

     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the first quarter or first three months of 2005 or 2004 mean the fiscal quarter or three-month period ended April 2, 2005 or April 3, 2004.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2004 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended January 1, 2005 (the “2004 Form 10-K”). The preparation of those financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.

     The significant accounting policies of the Company are described in Note 2 to the 2004 consolidated financial statements, and the critical accounting policies and estimates are described in Management’s Discussion and Analysis included in our 2004 Form 10-K. There have been no changes in the critical accounting policies. Information concerning our implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2004 consolidated financial statements. We did not adopt an accounting policy in the first three months of 2005 that had a material impact on our financial condition, liquidity or results of operations.

Results of Operations

Overview

     For the first three months of 2005 and 2004, we reported revenues of $28,552,000 and $26,321,000 and net income of $1,643,000 and $1,422,000. We believe that the increases in our revenues and net income in the first three months of 2005 compared to the same period in 2004 were primarily the result of stronger business conditions and increased spending by our customers in the Americas, especially with respect to our size reduction business line, and also by customers of our pneumatic conveying business line, which more than offset lower spending by overseas customers of our feeding business line. An additional favorable factor was the positive effect of a weaker U.S. dollar in the first quarter of 2005 versus the first quarter of 2004 on the translation of the revenues and profits of our foreign operations into U.S. dollars. Our effective tax rate for the first quarter of 2005 was 35.0%, up from 31.0% in 2004 due primarily to a higher proportion of U.S. income which was taxed at higher rates. Net income for the first quarter of 2004 benefited from a $164,000 pre-tax profit contribution from the sale of an office building by one of our United Kingdom subsidiaries.

Foreign Exchange Rates

     We are an international company, and we derived 40.0% and 43.8% of our revenues for the first three months of 2005 and 2004 from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.

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

     For the first three months of 2005 and 2004, the changes in certain key foreign exchange rates affecting the Company were as follows:

	Three Months Ended
	April 2,		April 3,
	2005		2004
Average U.S. dollar equivalent of one Swiss franc	0.845		0.794
% change vs. prior year		+6.4%

Average U.S. dollar equivalent of one euro	1.312		1.246
% change vs. prior year		+5.3%

Average U.S. dollar equivalent of one British pound sterling	1.891		1.837
% change vs. prior year		+2.9%

Average Swiss franc equivalent of one euro	1.553		1.569
% change vs. prior year		-1.0%

Average Swiss franc equivalent of one British pound sterling	2.238		2.314
% change vs. prior year		-3.3%

Presentation of Results and Analysis

     The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended
	April 2,	April 3,
	2005	2004
Total revenues	100.0%	100.0%

Cost of revenues	58.1	57.5

Gross profit	41.9	42.5

Selling, general and administrative	29.8	31.4

Research and development	2.3	2.5

Operating income	9.8	8.6

Interest (expense)	(0.9)	(1.4)

Gain on sale of office building	—	0.6

Income before income taxes	8.9%	7.8%

The following table sets forth our backlog at the end of periods indicated:

	April 2, 2005	January 1, 2005	April 3, 2004
Backlog (at April 2, 2005 exchange rates, in thousands of dollars)	$25,843	$21,511	$21,935

     Total revenues increased by $2,231,000 or 8.5% in the first quarter of 2005 compared to the same period in 2004. We believe that this increase was primarily attributable to stronger business conditions and increased spending by our customers in the Americas, especially with respect to our size reduction business line, and also by customers of our pneumatic conveying business line, which more than offset lower spending by overseas customers of our feeding business line, and to a lesser degree, to the positive effect of a weaker U.S. dollar on the translation of the revenues of our foreign operations into U.S. dollars. The favorable impact of foreign currency translation accounted for approximately 28.5%, or $636,000, of the $2,231,000 revenue increase in the first quarter of 2005 compared to the same period in 2004.

     Gross profit as a percentage of total revenues decreased to 41.9% in the first quarter of 2005 from 42.5% for the same period in 2004. This decrease reflected a change in the sales mix of the products and services that we sold in these periods. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in the size reduction business line generally carry a higher gross margin than do sales of equipment within that line.

     Selling, general and administrative expenses increased by $223,000 or 2.7% in the first quarter of 2005 compared to the same period in 2004. This increase was primarily the result of the effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars, Sarbanes-Oxley implementation costs and higher sales commissions related to increased revenues, partially offset by a lower employee bonus accrual.

     Research and development (“R&D”) expense increased by $16,000 or 2.5% in the first quarter of 2005 compared to the same period in 2004. This increase was primarily due to the effect of a weaker U.S. dollar versus the Swiss franc on the translation of Swiss R&D costs into U.S. dollars.

     Interest expense decreased by $103,000 or 28.1% in the first quarter of 2005 compared to the same period in 2004. This decrease was the result of lower debt levels in the first quarter of 2005, partially offset by higher interest rates on some of our debt.

     In the first quarter of 2004, one of our United Kingdom subsidiaries sold its office building for $996,000 and realized a pre-tax gain of $164,000. All employees were relocated to a nearby office building that is leased by another United Kingdom subsidiary.

     Income before income taxes increased to $2,528,000 for the first quarter of 2005 from $2,061,000 for the same period in 2004. This $467,000 increase was primarily the net result of the items discussed above.

     The provisions for income tax for the first quarters of 2005 and 2004 were $885,000 and $639,000, and the overall effective tax rates were 35.0% and 31.0%. The higher effective tax rate in 2005 compared with 2004 was primarily due to a higher proportion of U.S. income in the first quarter of 2005.

     Our backlog at constant foreign exchange rates increased by $4,332,000 or 20.1% at the end of the first quarter of 2005 compared with year-end 2004, from $21,511,000 to $25,843,000. Our backlog at constant foreign exchange rates increased by $3,908,000 or 17.8% at the end of the first quarter of 2005 compared to the end of the first quarter of 2004, from $21,935,000 to $25,843,000. This increase in our backlog was primarily the result of the improved business conditions in the Americas that are described above.

Liquidity and Capital Resources

Capitalization

     Our capitalization at the end of the first quarter of 2005 and at the end of fiscal years 2004 and 2003 is summarized below:

	April 2,	January 1,	January 3,
(Dollars in Thousands)	2005	2005	2004
Short-term debt, including current portion of long-term debt	$4,111	$4,185	$3,541
Long-term debt	17,223	18,598	24,574

Total debt	21,334	22,783	28,115
Shareholders’ equity	45,729	45,559	35,114

Total debt and shareholders’ equity (total capitalization)	$67,063	$68,342	$63,229

Percent total debt to total capitalization	32%	33%	44%
Percent long-term debt to equity	38%	41%	70%
Percent total debt to equity	47%	50%	80%

     Total debt decreased by $1,449,000 in the first three months of 2005 ($1,445,000 at constant foreign exchange rates). At April 2, 2005, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $6,305,000 of unused borrowing capacity under our U.S. loan agreements and $10,373,000 of unused borrowing capacity under our foreign loan agreements.

Other Items

     At April 2, 2005, working capital was $23,881,000 compared to $23,778,000 at January 1, 2005, and the ratio of current assets to current liabilities at those dates was 1.99 and 1.86. The small increase in working capital during the first quarter of 2005 was primarily due to an increase in cash from operating activities.

     In the first three months of 2005 and 2004, we utilized internally generated funds and our lines of credit to meet our working capital needs.

     Net cash provided by operating activities was $1,558,000 in the first three months of 2005 compared to $908,000 in the same period of 2004. This $650,000 increase in operating cash flow was primarily due to higher net income, lower accounts receivable and higher accounts payable, partially offset by lower accrued expenses.

     Net cash used in investing activities in the first three months of 2005 was primarily for capital additions. Net cash provided by investing activities in the first three months of 2004 was primarily from the disposition of the U.K. office building noted above, partially offset by capital additions.

     Net cash used in financing activities in the first three months of 2005 was for a net reduction in debt, which was partially offset by the proceeds from stock option exercises. Net cash provided by financing activities in the first three months of 2004 was from proceeds from stock option exercises, which was partially offset by a net reduction in debt.

     Of the total increase in shareholders’ equity of $170,000 in the first three months of 2005, $1,643,000 was from net income, $169,000 was from the issuance of common stock related to the exercise of stock options and $34,000 was from an unrealized gain, net of taxes, on an interest rate swap, largely offset by a reduction of $1,676,000 from changes in foreign exchange rates between the beginning and the end of the three-month period.

Future Payments Under Contractual Obligations

     We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in the Company’s 2004 Form 10-K, except that in the first quarter of 2005 we prepaid $500,000 of bank debt due in 2008. Refer to Notes 8 and 15 to the consolidated financial statements in the 2004 Form 10-K for additional information on long-term debt and commitments and contingencies.

Forward-Looking Statements and Risk Factors

     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include but are not limited to statements regarding the implementation of SFAS No. 123(R), the possible repatriation of undistributed earnings of foreign subsidiaries and the effect of changes in foreign exchange rates on our business. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Foreign Exchange Rate Risk

     The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Swiss franc, the U.S. dollar versus the euro, the U.S. dollar versus the British pound sterling, the Swiss franc versus the euro and the Swiss franc versus the British pound sterling. We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. Foreign currency debt is used as necessary in Switzerland and the United Kingdom where the Company does business, thereby reducing any net asset value exposure. In addition, foreign cash balances in currencies other than the Swiss franc are limited in order to manage the transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary.

     As of April 2, 2005, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax income of approximately $452,000. This hypothetical reduction on transactional exposures is based on the difference between the April 2, 2005 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.

     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments (“TA”) within the shareholders’ equity account on the balance sheet. Using the example above, a hypothetical change in TA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation shows that shareholders’ equity would be reduced by approximately $2,902,000, or 6.3% of our April 2, 2005 shareholders’ equity of $45,729,000.

Interest Rate Risk

     We have several credit facilities or loans that require us to pay interest at a rate that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as through the use of an interest rate swap. As of April 2, 2005, we had total debt of $21,334,000, $6,245,000 of which was fixed-rate debt, $8,839,000 of which was subject to variable interest rates which ranged from 4.72% to 5.59% and $6,250,000 of which was variable rate debt subject to an interest rate swap with the result that the interest rate was fixed at 5.11%. A 100 basis point increase in interest rates on the $8,839,000 of variable rate debt would increase annual interest expense by approximately $88,000.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

K-TRON INTERNATIONAL, INC.

Date: May 5, 2005	By:	RONALD R. REMICK

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