Form 10-Q
period 2005-07-02
K TRON INTERNATIONAL INC
filed 2005-08-03
CIK 20

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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
Yes ☐            No ☑
The Registrant had 2,564,092 shares of Common Stock outstanding as of July 29, 2005.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets July 2, 2005 (Unaudited) and January 1, 2005	1

	Consolidated Statements of Income and Retained Earnings (Unaudited) for the Three and Six Months Ended July 2, 2005 and July 3, 2004	2

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended July 2, 2005 and July 3, 2004	3

	Notes to Consolidated Financial Statements (Unaudited)	4 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20 - 21

Item 4.	Controls and Procedures.	21

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.	22

Item 6.	Exhibits.	22

SIGNATURES		23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share Data)

	(Unaudited)
	July 2,	January 1,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,904	$12,443
Accounts receivable, net of allowance for doubtful accounts of $690 and $751	18,044	21,234
Inventories, net	16,370	15,096
Deferred income taxes	938	938
Prepaid expenses and other current assets	1,782	1,779

Total current assets	48,038	51,490

PROPERTY, PLANT AND EQUIPMENT, net	22,704	25,075
PATENTS, net	1,662	1,737
GOODWILL	2,053	2,053
OTHER INTANGIBLES, net	9,858	9,978
NOTES RECEIVABLE AND OTHER ASSETS	2,168	2,353
DEFERRED INCOME TAXES	315	330

Total assets	$86,798	$93,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,203	$4,185
Accounts payable	5,672	6,351
Accrued expenses and other current liabilities	5,867	7,782
Accrued commissions	2,170	2,169
Customer advances	2,614	2,536
Income taxes payable	2,802	3,477
Deferred income taxes	1,212	1,212

Total current liabilities	24,540	27,712

LONG-TERM DEBT, net of current portion	15,335	18,598
DEFERRED INCOME TAXES	1,147	1,147
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES, $.01 par value – authorized 50,000 shares; none issued	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value – authorized 950,000 shares; none issued	—	—
Common stock, $.01 par value – authorized 50,000,000 shares; issued 4,566,666 shares and 4,530,416 shares	46	45
Paid-in capital	18,788	18,204
Retained earnings	52,660	49,101
Accumulated other comprehensive income	1,796	5,723

	73,290	73,073
Treasury stock, 2,002,574 shares – at cost	(27,514)	(27,514)

Total shareholders’ equity	45,776	45,559

Total liabilities and shareholders’ equity	$86,798	$93,016

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
REVENUES:
Equipment and parts	$28,182	$25,199	$54,841	$49,703
Services and freight	2,042	1,863	3,935	3,680

Total revenues	30,224	27,062	58,776	53,383

COST OF REVENUES:
Equipment and parts	15,558	14,252	30,287	27,850
Services and freight	1,830	1,460	3,702	2,999

Total cost of revenues	17,388	15,712	33,989	30,849

Gross profit	12,836	11,350	24,787	22,534

OPERATING EXPENSES:
Selling, general and administrative	8,908	8,462	17,403	16,734
Research and development	686	588	1,351	1,237

	9,594	9,050	18,754	17,971

Operating income	3,242	2,300	6,033	4,563

INTEREST (EXPENSE)	(259)	(348)	(522)	(714)
GAIN ON SALE OF OFFICE BUILDING	—	—	—	164

Income before income taxes	2,983	1,952	5,511	4,013

INCOME TAX PROVISION	1,067	563	1,952	1,202

NET INCOME	1,916	1,389	3,559	2,811

RETAINED EARNINGS:
Beginning of period	50,744	43,913	49,101	42,491

End of period	$52,660	$45,302	$52,660	$45,302

EARNINGS PER SHARE:
Basic	$0.75	$0.56	$1.40	$1.13

Diluted	$0.71	$0.53	$1.32	$1.08

Weighted average common shares outstanding	2,550,000	2,491,000	2,543,000	2,477,000

Weighted average common and common equivalents shares outstanding	2,714,000	2,617,000	2,699,000	2,599,000

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2005	2004
OPERATING ACTIVITIES:
Net income	$3,559	$2,811
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of asset	—	(164)
Depreciation and amortization	2,084	2,021
Changes in assets and liabilities:
Accounts receivable, net	1,926	(246)
Inventories, net	(2,060)	(1,773)
Prepaid expenses and other current assets	(45)	(334)
Other assets	192	122
Accounts payable	(229)	258
Accrued expenses and other current liabilities	(1,830)	1,697

Net cash provided by operating activities	3,597	4,392

INVESTING ACTIVITIES:
Proceeds from disposition of assets	—	996
Capital expenditures	(861)	(712)
Other	(14)	(49)

Net cash (used in) provided by investing activities	(875)	235

FINANCING ACTIVITIES:
Net (repayments) borrowings under lines of credit	(700)	1,856
Proceeds from issuance of long-term debt	—	4,000
Principal payments on long-term debt	(2,531)	(6,873)
Proceeds from issuance of common stock	312	352

Net cash used in financing activities	(2,919)	(665)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,342)	42

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,539)	4,004

CASH AND CASH EQUIVALENTS:
Beginning of period	12,443	4,506

End of period	$10,904	$8,510

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2005
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

Certain reclassifications were made to the prior period’s consolidated financial statements to conform them to the current period presentation.

2.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This statement requires all entities to recognize compensation expense for all share-based payments granted to employees in an amount equal to their fair value. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the effective date for SFAS No. 123(R). The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. None of the accounting provisions of SFAS No. 123(R) are affected by the new rule. The new standard allows two different methods of transition. Note 9 contains pro forma disclosures regarding the effect on net income and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS No. 123(R), the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company expects to implement the new standard in the first quarter of fiscal year 2006 which will begin January 1, 2006, and it is currently evaluating the new standard and models which may be used to calculate future stock-based compensation expense. The Company is currently unable to determine what the impact of the new standard will be on its results of operations or financial position.

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

Cash paid for interest in the six-month periods ended July 2, 2005 and July 3, 2004 was $575,000 and $712,000 and for income taxes was $2,524,000 and $568,000.

4.	Inventories

Inventories consist of the following:

	July 2,	January 1,
	2005	2005
	(in thousands)
Components	$13,882	$14,275
Work-in-process	3,666	2,217
Finished goods	78	79
Inventory reserves	(1,256)	(1,475)

	$16,370	$15,096

5.	Intangible Assets

	July 2, 2005		January 1, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Amortized intangible assets
Patents	$2,814	$1,152	$2,799	$1,062
Drawings	3,550	284	3,550	213
Customer relationships	4,898	196	4,898	147

	$11,262	$1,632	$11,247	$1,422

Unamortized intangible assets
Trademarks and tradenames	$1,890		$1,890

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition) over the expected period of benefits, which ranges from 17 to 50 years. The weighted average life of the amortizable assets is 37 years. The amortization expense of intangible assets for the six-month periods ended July 2, 2005 and July 3, 2004 was $210,000 and $210,000.

6.	Accrued Warranty

The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the six-month periods ended July 2, 2005 and July 3, 2004.

	Six Months Ended
	July 2,	July 3,
	2005	2004
	(in thousands)
Beginning balance	$1,257	$967
Accrual of warranty expense	737	753
Warranty costs incurred	(750)	(770)
Foreign exchange adjustment	(56)	3

Ending balance	$1,188	$953

7.	Long-Term Debt

Long-term debt consists of the following, with the annual interest rates indicated being those in effect at July 2, 2005:

	July 2,	January 1,
	2005	2005
	(in thousands)
U.S. mortgage, interest at 6.45%	$1,815	$1,897
U.S. line of credit, interest at 6.00%	1,400	2,100
U.S. term facilities, interest at 5.11% to 6.16%	16,117	18,467
Other	206	319

	19,538	22,783
Less current portion	(4,203)	(4,185)

	$15,335	$18,598

8.	Earnings Per Share

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

     The Company’s Basic and Diluted Earnings Per Share are calculated as follows:

	For the Three Months Ended July 2, 2005
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$1,916	2,550	$0.75

Common Share Equivalent of Outstanding Options	—	164	(0.04)

Diluted	$1,916	2,714	$0.71

	For the Three Months Ended July 3, 2004
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$1,389	2,491	$0.56

Common Share Equivalent of Outstanding Options	—	126	(0.03)

Diluted	$1,389	2,617	$0.53

	For the Six Months Ended July 2, 2005
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$3,559	2,543	$1.40

Common Share Equivalent of Outstanding Options	—	156	(0.08)

Diluted	$3,559	2,699	$1.32

	For the Six Months Ended July 3, 2004
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$2,811	2,477	$1.13

Common Share Equivalent of Outstanding Options	—	122	(0.05)

Diluted	$2,811	2,599	$1.08

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

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
	(in thousands, except per share)
Net income – as reported	$1,916	$1,389	$3,559	$2,811
Deduct stock option employee compensation expense determined, net of related tax effect	(55)	(52)	(82)	(83)

Net income – pro forma	$1,861	$1,337	$3,477	$2,728

Basic earnings per share – as reported	$0.75	$0.56	$1.40	$1.13
Basic earnings per share – pro forma	0.73	0.54	1.37	1.10
Diluted earnings per share – as reported	0.71	0.53	1.32	1.08
Diluted earnings per share – pro forma	0.69	0.51	1.29	1.05
This pro forma impact may not be representative of the effects for future years, and could increase if additional options are granted and amortized over the vesting period. For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following were the weighted average assumptions for the grants in 2005 and 2004: no dividend yield, expected volatility of 32.77% and 31.45%, risk-free interest rate of 3.77% and 4.15% and expected life of 6.00 years.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility.

10.	Comprehensive Income

Comprehensive income is the total of net income, the change in the unrealized gain or loss on the Company’s interest rate swap, net of tax, and the change in foreign currency translation adjustments, all for a given period, which are the Company’s only non-owner changes in equity. For the three and six-month periods ended July 2, 2005 and July 3, 2004, the following table sets forth the Company’s comprehensive income:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
	(in thousands)
Net income	$1,916	$1,389	$3,559	$2,811
Unrealized gain (loss) on interest rate swap, net of tax	(10)	61	24	45
Foreign currency translation gain (loss)	(2,275)	1,266	(3,951)	240

Comprehensive income (loss)	$(369)	$2,716	$(368)	$3,096

11.	Management Geographic Information

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

For the three and six-month periods ended July 2, 2005 and July 3, 2004, the following table sets forth the Company’s geographic information:

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED July 2, 2005
Revenues
Sales to unaffiliated customers	$18,415	$11,809	$—	$30,224
Sales to affiliates	702	893	(1,595)	—

Total sales	$19,117	$12,702	$(1,595)	$30,224

Operating income	$2,423	$804	$15	$3,242

Interest expense				(259)

Income before income taxes				$2,983

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED July 3, 2004
Revenues
Sales to unaffiliated customers	$15,098	$11,964	$—	$27,062
Sales to affiliates	965	855	(1,820)	—

Total sales	$16,063	$12,819	$(1,820)	$27,062

Operating income	$1,164	$1,173	$(37)	$2,300

Interest expense				(348)

Income before income taxes				$1,952

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
SIX MONTHS ENDED July 2, 2005
Revenues
Sales to unaffiliated customers	$35,528	$23,248	$—	$58,776
Sales to affiliates	1,455	1,648	(3,103)	—

Total sales	$36,983	$24,896	$(3,103)	$58,776

Operating income	$4,822	$1,166	$45	$6,033

Interest expense				(522)

Income before income taxes				$5,511

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
SIX MONTHS ENDED July 3, 2004
Revenues
Sales to unaffiliated customers	$29,891	$23,492	$—	$53,383
Sales to affiliates	1,660	1,681	(3,341)	—

Total sales	$31,551	$25,173	$(3,341)	$53,383

Operating income	$2,528	$2,106	$(71)	$4,563

Interest expense				(714)
Gain on sale of office building				164

Income before income taxes				$4,013

For the three and six-month periods ended July 2, 2005 and July 3, 2004, the following table sets forth revenues from external customers:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
	(in thousands)
Americas
U.S.	$15,258	$12,330	$29,952	$25,073
All others	3,157	2,768	5,576	4,818

Total	18,415	15,098	35,528	29,891

EMEA/Asia
France	1,413	1,134	2,386	2,087
Germany	1,898	2,235	3,718	4,069
All others	8,498	8,595	17,144	17,336

Total	11,809	11,964	23,248	23,492

	$30,224	$27,062	$58,776	$53,383

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
     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the second quarter or first six months of 2005 or 2004 mean the fiscal quarter or six-month period ended July 2, 2005 or July 3, 2004.
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
     The significant accounting policies of the Company are described in Note 2 to our 2004 consolidated financial statements, and the critical accounting policies and estimates are described in Management’s Discussion and Analysis included in our 2004 Form 10-K. There have been no changes in the critical accounting policies. Information concerning our implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2004 consolidated financial statements. We did not adopt an accounting policy in the first six months of 2005 that had a material impact on our financial condition, liquidity or results of operations.

Results of Operations
Overview
     For the second quarter and first six months of 2005, we reported revenues of $30,224,000 and $58,776,000 and net income of $1,916,000 and $3,559,000, compared to revenues of $27,062,000 and $53,383,000 and net income of $1,389,000 and $2,811,000 for the same periods in 2004. We believe that the increases in our revenues and net income in the second quarter and first six months of 2005 compared to the same periods in 2004 were primarily the result of stronger business conditions and increased spending by our customers in the Americas, especially with respect to our size reduction business line, which more than offset lower spending by overseas customers of our feeding business line. An additional favorable factor was the positive effect of a weaker U.S. dollar in the second quarter and first six months of 2005 versus the same periods in 2004 on the translation of the revenues and profits of our foreign operations into U.S. dollars. Our effective tax rate for the second quarter and first six months of 2005 was 35.8% and 35.4%, up from 28.8% and 30.0% for the same periods in 2004 due primarily to a higher proportion of U.S. income which was taxed at higher rates. Net income for the first quarter and first six months of 2004 benefited from a $164,000 pre-tax profit contribution from the first quarter 2004 sale of an office building by one of our United Kingdom subsidiaries.
Foreign Exchange Rates
     We are an international company, and we derived 39.6% and 44.0% of our revenues for the first six months of 2005 and 2004 from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.
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
     For the second quarter and first six months of 2005 and 2004, the changes in certain key foreign exchange rates affecting the Company were as follows:

	Three Months Ended			Six Months Ended
	July 2,		July 3,	July 2,		July 3,
	2005		2004	2005		2004
Average U.S. dollar equivalent of one Swiss franc	0.812		0.787	0.824		0.790
% change vs. prior year		3.2%			4.3%

Average U.S. dollar equivalent of one euro	1.254		1.207	1.283		1.226
% change vs. prior year		3.9%			4.6%

Average U.S. dollar equivalent of one British pound sterling	1.848		1.809	1.869		1.823
% change vs. prior year		2.2%			2.5%

Average Swiss franc equivalent of one euro	1.544		1.534	1.557		1.552
% change vs. prior year		0.7%			0.3%

Average Swiss franc equivalent of one British pound sterling	2.276		2.299	2.268		2.308
% change vs. prior year		-1.0%			-1.7%

Presentation of Results and Analysis
     The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	57.5	58.1	57.8	57.8

Gross profit	42.5	41.9	42.2	42.2

Selling, general and administrative	29.5	31.2	29.6	31.4

Research and development	2.3	2.2	2.3	2.3

Operating income	10.7	8.5	10.3	8.5

Interest (expense)	(0.8)	(1.3)	(0.9)	(1.3)

Gain on sale of office building	—	—	—	0.3

Income before income taxes	9.9%	7.2%	9.4%	7.5%

     The following table sets forth our backlog at the end of periods indicated:

	July 2, 2005	January 1, 2005	July 3, 2004
Backlog (at July 2, 2005 exchange rates, in thousands of dollars)	$23,827	$20,947	$20,973

     Total revenues increased by $3,162,000 or 11.7% in the second quarter of 2005 and by $5,393,000 or 10.1% in the first six months of 2005 compared to the same periods in 2004. We believe that these increases were primarily attributable to stronger business conditions and increased spending by our customers in the Americas, especially with respect to our size reduction business line, which more than offset lower spending by overseas customers of our feeding business line, and to a lesser degree, to the positive effect of a weaker U.S. dollar on the translation of the revenues of our foreign operations into U.S. dollars. The favorable impact of foreign currency translation accounted for approximately 11.1%, or $352,000, of the $3,162,000 revenue increase in the second quarter of 2005 and approximately 18.3%, or $988,000, of the $5,393,000 revenue increase in the first six months of 2005 compared to the same periods in 2004.
     Gross profit as a percentage of total revenues increased to 42.5% in the second quarter of 2005 from 41.9% for the same period in 2004 while remaining constant at 42.2% for the first six months of 2005 compared to the same period in 2004. This increase from quarter to quarter reflected a change in the sales mix of the products and services that we sold in these periods. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in the size reduction business line generally carry a higher gross margin than do sales of equipment within that line.
     Selling, general and administrative expenses increased by $446,000 or 5.3% in the second quarter of 2005 and by $669,000 or 4.0% in the first six months of 2005 compared to the same periods in 2004. These increases were primarily the result of the unfavorable effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars, Sarbanes-Oxley implementation costs, higher sales commissions related to increased revenues, one-time costs associated with certain staff reductions and a higher employee bonus accrual.
     Research and development (“R&D”) expense increased by $98,000 or 16.7% in the second quarter of 2005 and by $114,000 or 9.2% in the first six months of 2005 compared to the same periods in 2004. These increases were primarily due to the unfavorable effect of a weaker U.S. dollar versus the Swiss franc on the translation of Swiss R&D costs into U.S. dollars and one-time costs associated with the second-quarter layoff of one R&D employee.
     Interest expense decreased by $89,000 or 25.6% in the second quarter of 2005 and by $192,000 or 26.9% in the first six months of 2005 compared to the same periods in 2004. These decreases were the result of lower debt levels in 2005, partially offset by higher interest rates on some of our debt.
     In the first quarter of 2004, one of our United Kingdom subsidiaries sold its office building for $996,000 and realized a pre-tax gain of $164,000. All employees were relocated to a nearby office building that is leased by another United Kingdom subsidiary.
     Income before income taxes increased to $2,983,000 for the second quarter of 2005 and $5,511,000 for the first six months of 2005 compared to $1,952,000 and $4,013,000 for the same periods in 2004. The increases of $1,031,000 for the second quarter of 2005 and $1,498,000 for the first six months of 2005 compared to the same periods in 2004 were primarily the net result of the items discussed above.
     The income tax provisions for the second quarters of 2005 and 2004 were $1,067,000 and $563,000, and the overall effective tax rates were 35.8% and 28.8%. The income tax provisions for the first six months of 2005 and 2004 were $1,952,000 and $1,202,000, and the overall tax rates were 35.4% and 30.0%. The higher effective tax rates in 2005 versus 2004 were primarily due to a higher proportion of U.S. income in the second quarter and first six months of 2005 as compared to the same periods in 2004.
     Our backlog at constant foreign exchange rates increased by $2,880,000 or 13.7% at the end of the second quarter of 2005 compared with year-end 2004, from $20,947,000 to $23,827,000. Our backlog at constant foreign exchange rates increased by $2,854,000 or 13.6% at the end of the second quarter of 2005 compared to the end of the second quarter of 2004, from $20,973,000 to $23,827,000. These increases in our backlog were primarily the result of the improved business conditions in the Americas that are described above.

Liquidity and Capital Resources
Capitalization
     Our capitalization at the end of the second quarter of 2005 and at the end of fiscal years 2004 and 2003 is summarized below:

	July 2,	January 1,	January 3,
(Dollars in Thousands)	2005	2005	2004
Short-term debt, including current portion of long-term debt	$4,203	$4,185	$3,541
Long-term debt	15,335	18,598	24,574

Total debt	19,538	22,783	28,115
Shareholders’ equity	45,776	45,559	35,114

Total debt and shareholders’ equity (total capitalization)	$65,314	$68,342	$63,229

Percent total debt to total capitalization	30%	33%	44%
Percent long-term debt to equity	34%	41%	70%
Percent total debt to equity	43%	50%	80%
     The average annual interest rate in effect on total debt at July 2, 2005 was 5.52%.
     Total debt decreased by $3,245,000 in the first six months of 2005 ($3,231,000 at constant foreign exchange rates). At July 2, 2005, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $7,100,000 of unused borrowing capacity under our U.S. loan agreements and $9,625,000 of unused borrowing capacity under our foreign loan agreements.
Other Items
     At July 2, 2005, working capital was $23,498,000 compared to $23,778,000 at January 1, 2005, and the ratio of current assets to current liabilities at those dates was 1.96 and 1.86. The decrease in working capital during the first six months of 2005 was primarily due to a decrease in cash from operating activities.
     In the first six months of 2005 and 2004, we utilized internally generated funds and our lines of credit to meet our working capital needs.
     Net cash provided by operating activities was $3,597,000 in the first six months of 2005 compared to $4,392,000 in the same period of 2004. This $795,000 decrease in operating cash flow was primarily due to the payment of previously accrued expenses, partially offset by higher net income and lower accounts receivable.
     Net cash used in investing activities in the first six months of 2005 was primarily for capital additions. Net cash provided by investing activities in the first six months of 2004 was primarily from the disposition of the U.K. office building noted above, partially offset by capital additions.

     Net cash used in financing activities in the first six months of 2005 and 2004 was for a net reduction in debt, which was partially offset by the proceeds from stock option exercises.
     Of the total increase in shareholders’ equity of $217,000 in the first six months of 2005, $3,559,000 was from net income, $585,000 was from the issuance of common stock pursuant to restricted stock grants and the exercise of stock options and $24,000 was from an unrealized gain, net of taxes, on an interest rate swap, largely offset by a reduction of $3,951,000 from changes in foreign exchange rates, primarily the translation of the Swiss franc into U.S. dollars, between the beginning and the end of the six-month period.
Future Payments Under Contractual Obligations
     We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in the Company’s 2004 Form 10-K, except that in the first quarter of 2005 we prepaid $500,000 of bank debt due in 2008 and except for a $700,000 reduction in the balance due in 2006 under a revolving line of credit. Refer to Notes 8 and 15 to the consolidated financial statements in the 2004 Form 10-K for additional information on long-term debt and commitments and contingencies.
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
     As of July 2, 2005, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax income of approximately $348,000 or 11.7% of second quarter 2005 pre-tax income. This hypothetical reduction on transactional exposures is based on the difference between the July 2, 2005 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments (“TA”) within the shareholders’ equity account on the balance sheet. Using the example above, a hypothetical change in TA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation shows that shareholders’ equity would be reduced by approximately $2,710,000, or 5.9% of our July 2, 2005 shareholders’ equity of $45,776,000.
Interest Rate Risk
     We have several credit facilities or loans that require us to pay interest at an annual rate that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as through the use of an interest rate swap. As of July 2, 2005, we had total debt of $19,538,000, $5,982,000 of which was subject to fixed interest rates which ranged from 5.48% to 6.45%, $7,806,000 of which was subject to variable interest rates which ranged from 5.17% to 6.16% and $5,750,000 of which was variable rate debt subject to an interest rate swap with the result that the interest rate was fixed at 5.11%. A 100 basis point increase in interest rates on the $7,806,000 of variable rate debt would increase annual interest expense by approximately $78,000.
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

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Shareholders of the Company was held on May 13, 2005.

(b)	Not applicable

(c)	Shareholders of the Company were asked to vote on a proposal to elect one Class IV director. The Board of Directors nominated Edward B. Cloues, II as the Class IV director. There were no other nominations. Mr. Cloues was elected as the Class IV director, with the result of the vote being as follows:

	Number of Votes
	For	Withheld
Edward B. Cloues, II	2,068,000	141,618
Directors are elected by a plurality of the votes cast; therefore, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded.

(d)	Not applicable
Item 6. Exhibits.
10.1	Amendment No. 2 to the Credit Agreement, dated as of June 28, 2005, amending the Credit Agreement, dated as of January 3, 2003, as previously amended, among Pennsylvania Crusher Corporation, the Lenders to that Credit Agreement and National City Bank, as Agent

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRON INTERNATIONAL, INC.

Date: August 3, 2005	By:	RONALD R. REMICK

Ronald R. Remick
Senior Vice President & Chief Financial Officer
(Duly authorized officer and principal financial officer of the registrant)

	By:	ALAN R. SUKONECK

Alan R. Sukoneck
Vice President, Chief Accounting & Tax Officer
(Duly authorized officer and principal accounting officer of the registrant)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amendment No. 2 to the Credit Agreement, dated as of June 28, 2005, amending the Credit Agreement, dated as of January 3, 2003, as previously amended, among Pennsylvania Crusher Corporation, the Lenders to that Credit Agreement and National City Bank, as Agent

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350