Form 10-Q
period 2005-10-01
K TRON INTERNATIONAL INC
filed 2005-10-31
CIK 20

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 0-9576
K-TRON INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-1759452

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

Routes 55 & 553, P.O. Box 888, Pitman, New Jersey	08071-0888

(Address of Principal Executive Offices)	(Zip Code)
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
Yes☐                                No ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                               No ☑
The Registrant had 2,575,592 shares of Common Stock outstanding as of October 27, 2005.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Share Data)

	(Unaudited)
	October 1,	January 1,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,103	$12,443
Accounts receivable, net of allowance for doubtful accounts of $683 and $751	18,960	21,234
Inventories, net	14,972	15,096
Deferred income taxes	938	938
Prepaid expenses and other current assets	2,415	1,779

Total current assets	50,388	51,490

PROPERTY, PLANT AND EQUIPMENT, net	22,057	25,075
PATENTS, net	1,615	1,737
GOODWILL	2,053	2,053
OTHER INTANGIBLES, net	9,801	9,978
NOTES RECEIVABLE AND OTHER ASSETS	2,134	2,353
DEFERRED INCOME TAXES	308	330

Total assets	$88,356	$93,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,261	$4,185
Accounts payable	5,825	6,351
Accrued expenses and other current liabilities	6,481	7,782
Accrued commissions	2,350	2,169
Customer advances	1,958	2,536
Income taxes payable	3,277	3,477
Deferred income taxes	1,212	1,212

Total current liabilities	25,364	27,712

LONG-TERM DEBT, net of current portion	13,879	18,598
DEFERRED INCOME TAXES	1,147	1,147
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES, $.01 par value — authorized 50,000 shares; none issued	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value — authorized 950,000 shares; none issued	—	—
Common stock, $.01 par value — authorized 50,000,000 shares; issued 4,578,166 shares and 4,530,416 shares	46	45
Paid-in capital	18,949	18,204
Retained earnings	54,650	49,101
Accumulated other comprehensive income	1,835	5,723

	75,480	73,073
Treasury stock, 2,002,574 shares — at cost	(27,514)	(27,514)

Total shareholders’ equity	47,966	45,559

Total liabilities and shareholders’ equity	$88,356	$93,016

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
REVENUES:
Equipment and parts	28,900	26,989	83,741	76,692
Services and freight	1,903	1,655	5,838	5,335

Total revenues	30,803	28,644	89,579	82,027

COST OF REVENUES:
Equipment and parts	16,464	15,714	46,751	43,563
Services and freight	1,784	1,626	5,486	4,626

Total cost of revenues	18,248	17,340	52,237	48,189

Gross profit	12,555	11,304	37,342	33,838

OPERATING EXPENSES:
Selling, general and administrative	8,500	8,151	25,903	24,885
Research and development	633	624	1,984	1,861

	9,133	8,775	27,887	26,746

Operating income	3,422	2,529	9,455	7,092

INTEREST (EXPENSE)	(281)	(294)	(803)	(1,008)
GAIN ON SALE OF OFFICE BUILDING	—	—	—	164

Income before income taxes	3,141	2,235	8,652	6,248

INCOME TAX PROVISION	1,151	673	3,103	1,875

NET INCOME	1,990	1,562	5,549	4,373

RETAINED EARNINGS:
Beginning of period	52,660	45,302	49,101	42,491

End of period	$54,650	$46,864	$54,650	$46,864

EARNINGS PER SHARE:
Basic	$0.77	$0.62	$2.18	$1.76

Diluted	$0.73	$0.59	$2.05	$1.68

Weighted average common shares outstanding	2,569,000	2,512,000	2,551,000	2,489,000

Weighted average common and common equivalent shares outstanding	2,736,000	2,631,000	2,708,000	2,604,000

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2005	2004
OPERATING ACTIVITIES:
Net income	$5,549	$4,373
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of asset	—	(164)
Depreciation and amortization	2,975	3,087
Changes in assets and liabilities:
Accounts receivable, net	1,114	(1,127)
Inventories, net	(627)	(1,504)
Prepaid expenses and other current assets	(686)	(192)
Other assets	312	182
Accounts payable	(3)	282
Accrued expenses and other current liabilities	(1,136)	3,175

Net cash provided by operating activities	7,498	8,112

INVESTING ACTIVITIES:
Proceeds from disposition of assets	—	996
Capital expenditures	(1,072)	(1,079)
Other	(15)	(54)

Net cash used in investing activities	(1,087)	(137)

FINANCING ACTIVITIES:
Net (repayments) borrowings under lines of credit	(1,125)	1,412
Proceeds from issuance of long-term debt	—	4,000
Principal payments on long-term debt	(3,503)	(7,693)
Proceeds from issuance of common stock	473	516

Net cash used in financing activities	(4,155)	(1,765)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,596)	(72)

NET INCREASE IN CASH AND CASH EQUIVALENTS	660	6,138

CASH AND CASH EQUIVALENTS:
Beginning of period	12,443	4,506

End of period	$13,103	$10,644

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2005
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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This statement requires all entities to recognize compensation expense for all share-based payments granted to employees in an amount equal to their fair value. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the effective date for SFAS No. 123(R). The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. None of the accounting provisions of SFAS No. 123(R) are affected by the new rule. The new standard allows two different methods of transition. Note 9 contains pro forma disclosures regarding the effect on net income and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation. Depending on the model used to calculate stock-based compensation expense in the future and other requirements of SFAS No. 123(R), the pro forma disclosure may not be indicative of the stock-based compensation expense that will be recognized by the Company in its future financial statements. The Company expects to implement the new standard in the first quarter of fiscal year 2006 which will begin January 1, 2006, and it is currently evaluating the new standard and models which may be used to calculate future stock-based compensation expense. The Company is currently unable to determine what the impact of the new standard will be on its results of operations or financial position.

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

Cash paid for interest in the nine-month periods ended October 1, 2005 and October 2, 2004 was $863,000 and $1,033,000 and for income taxes was $3,241,000 and $823,000.

4.	Inventories

Inventories consist of the following:

	October 1,	January 1,
	2005	2005
	(in thousands)
Components	$13,731	$14,275
Work-in-process	2,314	2,217
Finished goods	104	79
Inventory reserves	(1,177)	(1,475)

	$14,972	$15,096

5.	Intangible Assets

	October 1, 2005		January 1, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Amortized intangible assets
Patents	$2,814	$1,199	$2,799	$1,062
Drawings	3,550	319	3,550	213
Customer relationships	4,898	218	4,898	147

	$11,262	$1,736	$11,247	$1,422

Unamortized intangible assets
Trademarks and tradenames	$1,890		$1,890

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition) over the expected periods of benefit, which range from 17 to 50 years. The weighted average life of the amortizable assets is 37 years. The amortization expense of intangible assets for the nine-month periods ended October 1, 2005 and October 2, 2004 was $314,000 and $315,000.
6.	Accrued Warranty

The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the nine-month periods ended October 1, 2005 and October 2, 2004.

	Nine Months Ended
	October 1,	October 2,
	2005	2004
	(in thousands)
Beginning balance	$1,257	$967
Accrual of warranty expense	954	1,336
Warranty costs incurred	(1,013)	(1,300)
Foreign exchange adjustment	(55)	(3)

Ending balance	$1,143	$1,000

7.	Long-Term Debt

Long-term debt consists of the following, with the annual interest rates indicated being those in effect at October 1, 2005:

	October 1,	January 1,
	2005	2005
	(in thousands)
U.S. mortgage, interest at 6.45%	$1,774	$1,897
U.S. line of credit, interest at 6.25%	975	2,100
U.S. term facilities, interest at 5.11% to 6.16%	15,192	18,467
Other	199	319

	18,140	22,783
Less current portion	(4,261)	(4,185)

	$13,879	$18,598

8.	Earnings Per Share

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

The Company’s Basic and Diluted Earnings Per Share are calculated as follows:

	For the Three Months Ended October 1, 2005
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$1,990	2,569	$0.77

Common Share Equivalent of Outstanding Options	—	167	(0.04)

Diluted	$1,990	2,736	$0.73

	For the Three Months Ended October 2, 2004
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$1,562	2,512	$0.62

Common Share Equivalent of Outstanding Options	—	119	(0.03)

Diluted	$1,562	2,631	$0.59

	For the Nine Months Ended October 1, 2005
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$5,549	2,551	$2.18

Common Share Equivalent of Outstanding Options	—	157	(0.13)

Diluted	$5,549	2,708	$2.05

	For the Nine Months Ended October 2, 2004
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$4,373	2,489	$1.76

Common Share Equivalent of Outstanding Options	—	115	(0.08)

Diluted	$4,373	2,604	$1.68

The Company’s Diluted Earnings Per Share shown in the preceding table are based on the weighted average number of common and common equivalent shares outstanding during a given time period. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon the exercise of stock options after the assumed repurchase of common shares with the related proceeds.

9.	Stock-Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company has elected to continue to account for stock-based compensation cost using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 requires the Company to disclose pro forma net income and pro forma earnings per share amounts, in each case as if compensation expense were recognized for options granted after fiscal year 1994. Using this approach, net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
	(in thousands, except per share)
Net income — as reported	$1,990	$1,562	$5,549	$4,373
Deduct stock option employee compensation expense determined, net of related tax effect	(20)	(28)	(102)	(111)

Net income — pro forma	$1,970	$1,534	$5,447	$4,262

Basic earnings per share — as reported	$0.77	$0.62	$2.18	$1.76
Basic earnings per share — pro forma	0.77	0.61	2.14	1.71
Diluted earnings per share — as reported	0.73	0.59	2.05	1.68
Diluted earnings per share — pro forma	0.72	0.58	2.01	1.64
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

Comprehensive income is the total of net income, the change in the unrealized gain or loss on the Company’s interest rate swap, net of tax, and the change in foreign currency translation adjustments, all for a given period, which are the Company’s only non-owner changes in equity. For the three and nine-month periods ended October 1, 2005 and October 2, 2004, the following table sets forth the Company’s comprehensive income:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
	(in thousands)
Net income	$1,990	$1,562	$5,549	$4,373
Unrealized gain (loss) on interest rate swap, net of tax	12	(5)	36	40
Foreign currency translation gain (loss)	27	(393)	(3,924)	(153)

Comprehensive income (loss)	$2,029	$1,164	$1,661	$4,260

11.	Management Geographic Information

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

For the three and nine-month periods ended October 1, 2005 and October 2, 2004, the following table sets forth the Company’s geographic information:

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED
October 1, 2005
Revenues
Sales to unaffiliated customers	$20,227	$10,576	$	$30,803
Sales to affiliates	616	554	(1,170)	—

Total sales	$20,843	$11,130	$(1,170)	$30,803

Operating income	$3,060	$388	$(26)	$3,422
Interest expense				(281)

Income before income taxes				$3,141

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED
October 2, 2004
Revenues
Sales to unaffiliated customers	$16,338	$12,306	$—	$28,644
Sales to affiliates	905	884	(1,789)	—

Total sales	$17,243	$13,190	$(1,789)	$28,644

Operating income	$1,553	$968	$8	$2,529

Interest expense				(294)

Income before income taxes				$2,235

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
		(in thousands)
NINE MONTHS ENDED
October 1, 2005
Revenues
Sales to unaffiliated customers	$55,755	$33,824	$—	$89,579
Sales to affiliates	2,071	2,202	(4,273)	—

Total sales	$57,826	$36,026	$(4,273)	$89,579

Operating income	$7,882	$1,554	$19	$9,455

Interest expense				(803)

Income before income taxes				$8,652

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
NINE MONTHS ENDED
October 2, 2004
Revenues
Sales to unaffiliated customers	$46,229	$35,798	$—	$82,027
Sales to affiliates	2,565	2,565	(5,130)	—

Total sales	$48,794	$38,363	$(5,130)	$82,027

Operating income	$4,081	$3,074	$(63)	$7,092

Interest expense				(1,008)
Gain on sale of office building				164

Income before income taxes				$6,248

For the three and nine-month periods ended October 1, 2005 and October 2, 2004, the following table sets forth revenues from external customers:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
	(in thousands)
Americas
U.S.	$16,756	$13,972	$46,708	$39,045
All others	3,471	2,366	9,047	7,184

Total	20,227	16,338	55,755	46,229

EMEA/Asia
France	1,020	1,233	3,406	3,320
Germany	2,313	2,082	6,031	6,151
All others	7,243	8,991	24,387	26,327

Total	10,576	12,306	33,824	35,798

	$30,803	$28,644	$89,579	$82,027

Item 2 .	Management’s Discussion and Analysis of Financial Condition and Results of Operations .
Introduction
     We are engaged in one principal business segment — material handling equipment and systems. We operate in two primary geographic locations — North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”).
     In the third quarter of 2005, we combined our feeding and pneumatic conveying equipment business lines into a new process group (the “K-Tron Process Group”) under one worldwide organization. We now have two main business or product lines (“business lines”) within the material handling equipment and systems segment. They are our process and size reduction business lines.
     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the third quarter or first nine months of 2005 or 2004 mean the fiscal quarter or nine-month period ended October 1, 2005 or October 2, 2004.
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
     The significant accounting policies of the Company are described in Note 2 to our 2004 consolidated financial statements, and the critical accounting policies and estimates are described in Management’s Discussion and Analysis included in our 2004 Form 10-K. There have been no changes in the critical accounting policies. Information concerning our implementation and the impact of new accounting standards issued by the Financial Accounting Standards Board is included in the notes to the 2004 consolidated financial statements. We did not adopt an accounting policy in the first nine months of 2005 that had a material impact on our financial condition, liquidity or results of operations.

Results of Operations
Overview
     For the third quarter and first nine months of 2005, we reported revenues of $30,803,000 and $89,579,000 and net income of $1,990,000 and $5,549,000, compared to revenues of $28,644,000 and $82,027,000 and net income of $1,562,000 and $4,373,000 for the same periods in 2004. We believe that the increases in our revenues and net income in the third quarter and first nine months of 2005 compared to the same periods in 2004 were primarily the result of stronger business conditions and increased spending by our customers in the Americas, especially with respect to our size reduction business line, which more than offset lower spending by overseas customers of our process business line and, for the third quarter comparison, the negative effect of a stronger U.S. dollar in the third quarter of 2005 versus the same period in 2004 on the translation of the revenues and profits of our foreign operations into U.S. dollars. An additional favorable factor for the first nine months of 2005 was the positive effect of a weaker U.S. dollar versus the same period in 2004. Our effective tax rates for the third quarter and first nine months of 2005 were 36.6% and 35.9%, up from 30.1% and 30.0% for the same periods in 2004 due primarily to a higher proportion of U.S. income in 2005 which was taxed at higher rates. Net income for the first nine months of 2004 benefited from a $164,000 pre-tax profit contribution from the first quarter 2004 sale of an office building by one of our United Kingdom subsidiaries.
Foreign Exchange Rates
     We are an international company, and we derived 37.8% and 43.6% of our revenues for the first nine months of 2005 and 2004 from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.
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
     For the third quarter and first nine months of 2005 and 2004, the changes in certain key foreign exchange rates affecting the Company were as follows:

	Three Months Ended			Nine Months Ended
	October 1,		October 2,	October 1,		October 2,
	2005		2004	2005		2004
Average U.S. dollar equivalent of one Swiss franc	0.786		0.796	0.814		0.792
% change vs. prior year		-1.3%			2.8%

Average U.S. dollar equivalent of one euro	1.221		1.224	1.263		1.226
% change vs. prior year		-0.2. %			3.0%

Average U.S. dollar equivalent of one British pound sterling	1.786		1.819	1.841		1.822
% change vs. prior year		-1.8%			1.0%

Average Swiss franc equivalent of one euro	1.553		1.538	1.552		1.548
% change vs. prior year		1.0%			0.3%

Average Swiss franc equivalent of one British pound sterling	2.272		2.285	2.262		2.300
% change vs. prior year		-0.6%			-1.7%

Presentation of Results and Analysis
     The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.2	60.5	58.3	58.7

Gross profit	40.8	39.5	41.7	41.3
Selling, general and administrative	27.6	28.5	28.9	30.4
Research and development	2.1	2.2	2.2	2.3

Operating income	11.1	8.8	10.6	8.6
Interest (expense)	(0.9)	(1.0)	(0.9)	(1.2)
Gain on sale of office building	—	—	—	0.2

Income before income taxes	10.2%	7.8%	9.7%	7.6%

     The following table sets forth our backlog at the end of the periods indicated:

	October 1, 2005	January 1, 2005	October 2, 2004
Backlog (at October 1, 2005 exchange rates, in thousands of dollars)	$22,110	$20,956	$21,123

     Total revenues increased by $2,159,000 or 7.5% in the third quarter of 2005 and by $7,552,000 or 9.2% in the first nine months of 2005 compared to the same periods in 2004. We believe the increase for the third quarter of 2005 was primarily attributable to stronger business conditions and increased spending by our customers in the Americas, especially with respect to our size reduction business line, which more than offset lower spending by overseas customers of our process business line and, to a lesser degree, the negative effect of a stronger U.S. dollar in the third quarter of 2005 on the translation of the revenues of our foreign operations into U.S. dollars, which amounted to $142,000. We also believe that the increase in revenues for the first nine months of 2005 versus the same period in 2004 was primarily attributable to stronger business conditions and increased spending by our customers in the Americas, especially with respect to our size reduction business line, and, to a lesser extent, an $846,000 positive effect of a weaker U.S. dollar, which more than offset lower spending by overseas customers of our process business line.
     Gross profit as a percentage of total revenues increased to 40.8% in the third quarter of 2005 from 39.5% for the same period in 2004 and increased to 41.7% from 41.3% for the first nine months of 2005 compared to the same period in 2004. These increases primarily reflected a change in the sales mix of the products and services that we sold in these periods. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in the size reduction business line generally carry a higher gross margin than do sales of equipment within that line.
     Selling, general and administrative expenses increased by $349,000 or 4.3% in the third quarter of 2005 and by $1,018,000 or 4.1% in the first nine months of 2005 compared to the same periods in 2004. The increase in the third quarter of 2005 was primarily the result of higher sales commissions related to increased revenues and one-time costs associated with certain staff reductions. The increase in the first nine months of 2005 was primarily the result of higher sales commissions related to increased revenues, one-time costs associated with certain staff reductions, Sarbanes-Oxley implementation costs and the unfavorable effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars.
     Research and development (“R&D”) expense increased by $9,000 or 1.4% in the third quarter of 2005 and by $123,000 or 6.6% in the first nine months of 2005 compared to the same periods in 2004. The increase in the first nine months of 2005 was primarily due to the unfavorable effect of a weaker U.S. dollar versus the Swiss franc on the translation of Swiss R&D costs into U.S. dollars and one-time costs associated with the second-quarter layoff of one R&D employee.
     Interest expense decreased by $13,000 or 4.4% in the third quarter of 2005 and by $205,000 or 20.3% in the first nine months of 2005 compared to the same periods in 2004. These decreases were the result of lower debt levels in 2005, partially offset by higher interest rates on some of our debt.
     In the first quarter of 2004, one of our United Kingdom subsidiaries sold its office building for $996,000 and realized a pre-tax gain of $164,000. All employees were relocated to a nearby office building that is leased by another United Kingdom subsidiary.
     Income before income taxes increased to $3,141,000 for the third quarter of 2005 and $8,652,000 for the first nine months of 2005 compared to $2,235,000 and $6,248,000 for the same periods in 2004. The increases of $906,000 for the third quarter of 2005 and $2,404,000 for the first nine months of 2005 compared to the same periods in 2004 were primarily the net result of the items discussed above.
     The income tax provisions for the third quarters of 2005 and 2004 were $1,151,000 and $673,000, and the overall effective tax rates were 36.6% and 30.1%. The income tax provisions for the first nine months of 2005 and 2004 were $3,103,000 and $1,875,000, and the overall tax rates were 35.9% and 30.0%. The higher effective tax rates in 2005 versus 2004 were primarily due to a higher proportion of U.S. income in the third quarter and first nine months of 2005 as compared to the same periods in 2004.
     Our backlog at constant foreign exchange rates increased by $1,154,000 or 5.5% at the end of the third quarter of 2005 compared with year-end 2004, from $20,956,000 to $22,110,000. Our backlog at constant foreign exchange rates increased by $987,000 or 4.7% at the end of the third quarter of 2005 compared to the end of the third quarter of 2004, from $21,123,000 to $22,110,000. These increases in our backlog were primarily the result of the improved business conditions in the Americas that are described above.

Liquidity and Capital Resources
Capitalization
     Our capitalization at the end of the third quarter of 2005 and at the end of fiscal years 2004 and 2003 is summarized below:

	October 1,	January 1,	January 3,
(Dollars in Thousands)	2005	2005	2004
Short-term debt, including current portion of long-term debt	$4,261	$4,185	$3,541
Long-term debt	13,879	18,598	24,574

Total debt	18,140	22,783	28,115
Shareholders’ equity	47,966	45,559	35,114

Total debt and shareholders’ equity (total capitalization)	$66,106	$68,342	$63,229

Percent total debt to total capitalization	27%	33%	44%
Percent long-term debt to equity	29%	41%	70%
Percent total debt to equity	38%	50%	80%
     The average annual interest rate in effect on total debt at October 1, 2005 was 5.64%.
     Total debt decreased by $4,643,000 in the first nine months of 2005 ($4,628,000 at constant foreign exchange rates). At October 1, 2005, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $7,525,000 of unused borrowing capacity under our U.S. loan agreements and $9,641,000 of unused borrowing capacity under our foreign loan agreements.
Other Items
     At October 1, 2005, working capital was $25,024,000 compared to $23,778,000 at January 1, 2005, and the ratio of current assets to current liabilities at those dates was 1.99 and 1.86.
     In the first nine months of 2005 and 2004, we utilized internally generated funds and our lines of credit to meet our working capital needs.
     Net cash provided by operating activities was $7,498,000 in the first nine months of 2005 compared to $8,112,000 in the same period of 2004. This $614,000 decrease in operating cash flow was primarily due to the payment of previously accrued expenses, partially offset by higher net income and lower accounts receivable.
     Net cash used in investing activities in the first nine months of 2005 was primarily for capital additions. Net cash used in investing activities in the first nine months of 2004 was primarily for capital additions, partially offset by the disposition of the U.K. office building noted above.
     Net cash used in financing activities in the first nine months of 2005 and 2004 was for net reductions in debt, which were partially offset by the proceeds from stock option exercises.

     Of the total increase in shareholders’ equity of $2,407,000 in the first nine months of 2005, $5,549,000 was from net income, $746,000 was from the issuance of common stock pursuant to restricted stock grants and the exercise of stock options and $36,000 was from an unrealized gain, net of taxes, on an interest rate swap, partially offset by a reduction of $3,924,000 from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars, between the beginning and the end of the nine-month period.
Future Payments Under Contractual Obligations
     We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in the Company’s 2004 Form 10-K, except that in the first quarter of 2005 we prepaid $500,000 of bank debt due in 2008 and except for a $1,125,000 reduction in the balance due in 2007 under a revolving line of credit. Refer to Notes 8 and 15 to the consolidated financial statements in the 2004 Form 10-K for additional information on long-term debt and commitments and contingencies.
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
     A wide range of factors could materially affect our future performance and financial and competitive position, including the following: (i) increasing price and product/service competition by domestic and foreign competitors, including new entrants; (ii) the mix of products/services sold by us; (iii) rapid technological changes and developments and our ability to continue to introduce competitive new products on a timely and cost-effective basis; (iv) changes in U.S. and global financial and currency markets, including significant interest rate and foreign currency exchange rate fluctuations; (v) protection and validity of patents and other intellectual property rights held by us and our competitors; (vi) the cyclical nature of our business as an industrial capital goods supplier; (vii) possible future litigation and governmental proceedings; (viii) the availability of financing and financial resources in the amounts, at the times and on the terms required to support our future business, including for debt refinancings, capacity expansions and possible acquisitions; (ix) the loss of key customers, employees or suppliers; (x) the failure to carry out marketing and sales plans; (xi) the failure to integrate acquired businesses without substantial costs, delays or other operational or financial problems; (xii) economic, business and regulatory conditions and changes which may affect the level of new investments and purchases made by our customers, including economic and business conditions that are less favorable than expected; (xiii) domestic and international political and economic conditions, including possible terrorist acts, (xiv) hurricanes, epidemics and other natural disasters; and (xv) the outcome of any legal proceedings in which we are involved.
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
Foreign Exchange Rate Risk
     The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Swiss franc, the U.S. dollar versus the euro, the U.S. dollar versus the British pound sterling, the Swiss franc versus the euro and the Swiss franc versus the British pound sterling. We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. Foreign currency debt is used as necessary in Switzerland and the United Kingdom where the Company does business, thereby reducing any net asset value exposure. In addition, foreign cash balances in currencies other than the Swiss franc are limited in amount in order to manage the transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary.
     As of October 1, 2005, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax income of approximately $332,000 or 10.6% of third quarter 2005 pre-tax income. This hypothetical reduction on transactional exposures is based on the differences between the October 1, 2005 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments (“TA”) within the shareholders’ equity account on the balance sheet. Using the example above, a hypothetical change in TA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation shows that shareholders’ equity would be reduced by approximately $2,721,000, or 5.7% of our October 1, 2005 shareholders’ equity of $47,966,000.

Interest Rate Risk
     We have several credit facilities or loans that require us to pay interest at an annual rate that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as through the use of an interest rate swap. As of October 1, 2005, we had total debt of $18,140,000, $5,747,000 of which was subject to fixed interest rates which ranged from 5.48% to 6.45%, $7,143,000 of which was subject to variable interest rates which ranged from 5.63% to 6.16% and $5,250,000 of which was variable rate debt subject to an interest rate swap with the result that the interest rate was fixed at 5.11%. A 100 basis point increase in interest rates on the $7,143,000 of variable rate debt would increase annual interest expense by approximately $71,000.
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

PART II. OTHER INFORMATION
Item 6.      Exhibits.

10.1	Loan Modification/Renewal Agreement dated July 5, 2005 between K-Tron America, Inc. and The Bank

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRON INTERNATIONAL, INC.

Date: October 31, 2005	By:	RONALD R. REMICK
Ronald R. Remick
Senior Vice President & Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

	By:	ALAN R. SUKONECK
Alan R. Sukoneck
Vice President, Chief Accounting & Tax Officer
(Duly authorized officer and principal accounting officer of the Registrant)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Loan Modification/Renewal Agreement dated July 5, 2005 between K-Tron America, Inc. and The Bank

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350