Form 10-K
period 2005-12-31
K TRON INTERNATIONAL INC
filed 2006-03-23
CIK 20

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $.01 per share
(Title of class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934 (the “Act”). Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
     Large accelerated filer ☐                      Accelerated filer ☐                      Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of July 1, 2005, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $68,644,217. Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the Nasdaq National Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any shareholders (other than directors and executive officers) owning more than ten percent of the Registrant’s Common Stock. In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.
     As of March 17, 2006, there were 2,579,759 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     As stated in Part III of this annual report on Form 10-K, portions of the Registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.
CERTAIN DEFINITIONS
     Unless the context indicates otherwise, the terms “K-Tron”, “the Company”, “we”, “our” and “us” refer to K-Tron International, Inc. and, where appropriate, one or more of its subsidiaries. The term “Registrant” means K-Tron International, Inc.

PART I
Item 1. Business.
General
     K-Tron International, Inc. is a New Jersey corporation founded in 1964, and our Common Stock trades on the Nasdaq National Market under the symbol KTII. We are engaged in one principal business segment, which is material handling equipment and systems, and our operations are conducted largely through subsidiary companies. We have manufacturing facilities in the United States, Switzerland and the United Kingdom, and our equipment is sold and serviced throughout the world.
     We serve the bulk solids material handling markets through two separate business or product lines (“business lines”). These two business lines focus primarily on feeding and pneumatic conveying equipment (our “K-Tron Process Group”) and size reduction equipment (our “size reduction group”). Our material handling equipment is used in a wide variety of manufacturing and other industrial processes, particularly in the plastics, food, chemical, detergent, pharmaceutical, electric utility and pulp and paper industries. We design, produce, market and service this equipment, and we sell it both on a stand alone basis and as part of larger systems that we design and sell. Replacement parts are an important aspect of all of our businesses, and they comprise a significant majority of the sales of our size reduction group.
Recent Developments
     On March 3, 2006, we purchased all of the outstanding stock of J.M.J. Industries, Inc., which operates its business under the trade name Gundlach. This transaction and the business of Gundlach are described in more detail later in this Item 1 under the heading “Acquisition of Gundlach”.
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
K-Tron Process Group
     In the third quarter of 2005, we established the K-Tron Process Group by combining our feeding and pneumatic conveying business lines into a new business line under one worldwide organization. The purpose of this reorganization was to more closely align these two businesses since they had many common customers and the feeder business provided a significant distribution channel for our pneumatic conveying equipment. Following the combination, we now have two main business lines within the material handling equipment and systems segment. They are our process and size reduction business lines.

     The K-Tron Process Group has three brands: K-Tron Feeders, K-Tron Pneumatic Conveying Systems (PCS) (also called K-Tron PCS) and K-Tron Colormax. We are emphasizing our K-Tron name, and we have stopped using the “Hurricane” product name within our pneumatic conveying business and the “Soder” brand name within our feeder business.
Process Equipment
     Our K-Tron Process Group, which consists of several K-Tron companies operating in the U.S., Europe and Asia, designs, produces, markets, sells and services both feeders and pneumatic conveying equipment. Our feeders, which are sold under the K-Tron Feeders brand, control the flow of materials into a manufacturing process by weight (known as gravimetric feeding) or by volume (known as volumetric feeding) and are used in many different industries, including the plastics compounding, food, chemical, detergent and pharmaceutical industries. Our feeding equipment is sold throughout the world by approximately 60 independent sales representative organizations with exclusive territories, by Company-owned sales companies in France, Germany, the United Kingdom and Singapore and directly from the factory in other locations which are not covered by either of these distribution channels. The independent sales representatives are under contractual agreements which provide for specific commission rates to be paid to the representative based on the type of product sold. A portion of any discounting provided to the end customer is normally deducted from the representative’s commission. Revenue is recorded after subtracting what, if any, discount is provided. The K-Tron Process Group markets and sells both stand alone feeders and engineered systems where one or more feeders are combined with other complementary material handling equipment. We believe that we are the global leader in the production and sale of feeders for the handling of bulk solids in a manufacturing process.
     Our pneumatic conveying equipment, which is sold under the K-Tron PCS and K-Tron Colormax brands, is capable of addressing a broad range of pneumatic conveying applications that involve the handling of solid materials in a manufacturing process. These two brands are distributed through many of the channels used for our K-Tron Feeders brand as well as through separate distribution channels used exclusively for the K-Tron PCS and K-Tron Colormax brands. We believe that K-Tron PCS is among the leading brands in the United Kingdom in its market.
Process Equipment: Feeding
     Feeders. The K-Tron Process Group markets single and twin screw feeders, belt feeders and vibratory feeders. We offer these feeder types in a number of different designs, sizes and finishes to meet the requirements of a given material handling application and to assure compliance with applicable industry codes and specifications. In addition, these feeders are available in both a volumetric mode, where the flow of material is controlled by volume, and a gravimetric mode, where the flow of material is controlled either by weight or loss of weight over a defined time period. Gravimetric feeders, which represent the majority of our feeding equipment sales, are typically used in premium applications where short-term accuracy in the feeding of raw materials is essential to produce a high-quality end product.
     The K-Tron Process Group also offers a unique type of feeder, which we refer to as the BSP or Bulk Solids Pump, that is based on patented technology which we have licensed on a worldwide exclusive basis in the fields of use relevant for our process business. The BSP feeder does not utilize the usual screws, belts or vibratory trays to convey material but instead relies upon positive displacement action to feed accurately free-flowing materials, offering uniform discharge, consistent volume and gentle handling. It achieves this result by using vertical rotating discs that create a product lock-up zone which conveys the material smoothly from a storage hopper to a discharge outlet.
     In addition to feeders, we also produce mass flow meters which measure and control the flow of material from a storage vessel. Our flow meters have no moving parts and therefore require little maintenance, and they do not need to be calibrated to a specific mass flow range.
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
     Vacuum Conveying. We also market vacuum loaders for the refilling of feeders. These loaders are manufactured and sold under the K-Tron PCS and K-Tron Colormax names. We believe that we are the only company offering integrated feeder and vacuum loader controls to the process industries.
     Manufacturing. The K-Tron Process Group produces a number of feeder designs which are then adapted to meet a customer’s particular specifications. Customization generally is limited to combining standard mechanical and electrical modules to meet the process and regulatory requirements of the customer. Our primary manufacturing activities consist of the assembly and final testing of feeders and related equipment. We assemble a number of components used in our feeder products that are manufactured by others to our specifications. These outsourced components include sheet metal parts, feeder screws, castings, electric motors and electronic assemblies. We also manufacture the load cells that are used in our gravimetric feeders. K-Tron feeding equipment and systems are assembled and tested at our facilities in Pitman, New Jersey and Niederlenz, Switzerland.
     Competition. Based in part on independent market studies, we believe that the K-Tron Process Group is the leading worldwide producer of feeders and related equipment for the handling of bulk solids in manufacturing processes, and we believe that we have reached this position primarily because of our use of digital control technology and digital weighing technology, our development of mechanical design improvements to our products and our extensive knowledge of material handling applications. We also rely on our global service network, our reputation and our many years of experience in serving the needs of our large customer base to maintain a competitive advantage. Strong competition exists in nearly every major geographic and industrial market that we serve. Competitors range in size from a significant privately-held competitor with a broad line of products to smaller companies with a global presence and regional firms that often specialize in a limited range of products.
Process Equipment: Pneumatic Conveying
     K-Tron Colormax Equipment. The K-Tron Colormax brand is used for pneumatic conveying equipment and material handling systems sold by the K-Tron Process Group primarily to customers in the plastics injection molding industry. K-Tron Colormax products are assembled by our Colormax Limited subsidiary in Telford, England and marketed directly to end users and also through a small number of independent sales representatives. The K-Tron Colormax product line includes self-contained and central vacuum systems, volumetric and gravimetric blenders, material storage bins and feeders for handling various resin materials in the molding or extrusion of consumer plastic products.
     K-Tron PCS Equipment. The K-Tron PCS brand is used for pneumatic conveying equipment and material handling systems sold by the K-Tron Process Group primarily to customers in the food, pharmaceutical, plastics and chemical industries. Pneumatic conveying products and material handling systems are engineered and assembled by our Pneumatic Conveying Systems Limited subsidiary in Stockport, England. K-Tron PCS products include standard vacuum conveyors for hard-to-handle materials, an all-stainless steel pharmaceutical line of equipment and a variety of ancillary equipment. The K-Tron Process Group also has expertise in conveying fragile products without degradation and in designing dense phase vacuum conveying systems for the transport of products without segregation.
     Former Canadian Facility. For most of 2005, we leased a small facility in Canada in Brantford, Ontario, where we assembled pneumatic conveying equipment for the K-Tron Process Group under the Hurricane product name as well as some K-Tron Colormax equipment. As of September 30, 2005, the Canadian facility was closed and the assembly operation conducted there was moved to our manufacturing plant in Pitman, New Jersey.
     Manufacturing. The K-Tron Process Group produces a number of basic loader and ancillary equipment models that are then adapted to a customer’s particular specifications. Customization generally is limited to combining standard mechanical and electrical modules to meet a customer’s process and regulatory requirements. The primary manufacturing activities consist of assembly and final testing of individual loaders and ancillary equipment as well as engineered systems. We assemble a number of components used in our pneumatic conveying products that are manufactured by others to our specifications. These outsourced components include sheet metal parts, castings, electric motors and electronic assemblies.
     Competition. Strong competition with respect to pneumatic conveying equipment exists in every major geographic and industrial market that we serve. Competitors of the pneumatic conveying part of our business are generally small companies with a limited line of products that operate in a specific geographic area.
Process Equipment: Service and Parts
     The K-Tron Process Group has a global service network that enables us to respond to customer calls within 24 hours almost anywhere in the world. We also sell parts to our customers, and our service and parts business associated with process equipment sales is an important source of revenue for us. In addition to equipment, service and parts, we offer training to our customers, employees and sales representatives with respect to our feeding and pneumatic conveying equipment at our K-Tron Institute, which is based at our facilities in Pitman, New Jersey and Niederlenz, Switzerland, and through courses offered by the Institute in other locations, including at customer sites.
Size Reduction Equipment
     Our size reduction group, which is comprised of our U.S.-based Pennsylvania Crusher Corporation (“Penn Crusher”) and Jeffrey Specialty Equipment Corporation (“Jeffrey”) businesses, designs, manufactures, markets and sells primarily size reduction equipment, such as hammermills and wood hogs. This equipment is used to resize various materials to a given smaller size, and the principal industries served are the electric utility, mining, pulp and paper, and wood and forest products industries. While both companies offer their equipment in many parts of the world, we believe that Penn Crusher is the leader in the U.S. in selling size reduction equipment to the electric utility industry and that Jeffrey is one of the leaders in producing such equipment for the U.S. pulp and paper industry.
     Penn Crusher Equipment. Penn Crusher manufactures size reduction and related equipment for the electric utility industry to crush coal before it is used as fuel in the steam furnaces of coal-fired power generation plants, and it also serves other industries such as mining, quarrying and glass making. Penn Crusher sells its equipment and services worldwide through more than 50 independent sales representatives, with a focus on the U.S. market and with a growing presence in China. We have contracts with our independent sales representatives which provide for specific commission rates to be paid to the representative based on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, a representative may be asked to share the cost. Revenue is recorded after subtracting what, if any, discount is provided.
     The crushers most commonly sold by Penn Crusher are hammermills, in which the material is broken by impact from hammers and then scrubbed against a screen for desired size. Penn Crusher manufactures a number of different hammermill designs, such as granulators, that use rows of ring hammers to crush with a slow, positive rolling action, and Bradford breakers, in which the material is crushed by gravity impact only. Crushers come in a wide variety of sizes and configurations, and each machine is built-to-order to meet the customer’s specifications.
     Penn Crusher also manufactures and markets a positive displacement action feeder using the same licensed technology that is the basis of the K-Tron Process Group’s Bulk Solids Pump. Penn Crusher owns the exclusive rights to utilize this technology in feeders of 24-inch diameter and larger in low pressure applications for markets in the U.S., Canada and Mexico. These feeders are used primarily to feed coal into pulverizers in coal-fired power plants, and they also feed limestone into raw mills in the cement industry.
     Penn Crusher Replacement Parts. A significant portion of Penn Crusher’s revenues is derived from the sale of replacement parts. Penn Crusher has a large installed base of long-lived equipment, and every machine and part sold, including specifications and drawings, is registered in a digital database to enable Penn Crusher to provide customers with fast and efficient support.
     Jeffrey Equipment. Jeffrey produces wood hogs, other size reduction equipment and related items for use primarily in the pulp and paper and wood and forest products industries. Jeffrey hammermills are also sold to the mining industry to resize chunks of coal, which come directly out of the mine, into smaller pieces. Jeffrey markets its equipment through a combination of independent sales representatives and distributors, with a focus on the U.S. market. We have contracts with our independent sales representatives and distributors which provide for specific commissions or net transaction prices depending on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, a representative may be asked to share the cost and the distributor may receive a lower transaction price from us. Revenue is recorded after subtracting what, if any, discount or lower transaction price is provided.
     The Jeffrey brand encompasses a number of basic crusher designs that are available in varying sizes and configurations to meet specific customer needs. Wood and bark hogs are used in the pulp and paper and wood and forest products industries to produce mulch, boiler fuel, chips for composite wood products and compost. Jeffrey also sells a chip sizer that is marketed to the pulp and paper industry to resize chips too large for use in a pulp digester.

     Jeffrey also sells a line of electromechanical and electromagnetic vibratory feeders that are used primarily in the aggregates, coal, mineral, chemical and other industries to feed bulk solid materials into processes. Applications range from reclaiming aggregates from stockpiles to feeding coal in a potentially explosive environment.
     Jeffrey Replacement Parts. A significant portion of Jeffrey’s revenues is derived from replacement part sales. Jeffrey has a large installed base of long-lived equipment, and every machine and part sold, including specifications and drawings, is registered in a digital database to enable Jeffrey to provide customers with fast and efficient support.
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
     Competition. We believe that Penn Crusher is the leading U.S. producer of hammermills and related equipment for the size reduction of steam coal by electric utility companies, that Jeffrey is among the U.S. market leaders in resizing wood chips for pulp and paper applications and that both Penn Crusher and Jeffrey have reached these positions primarily because of superior machine design and quality. Penn Crusher and Jeffrey also rely on their reputation and many years of experience in serving the needs of their customers to maintain a competitive advantage. Competition exists in every market that Penn Crusher and Jeffrey serve. Competitors are generally smaller companies with a limited line of products competing in specific geographic markets and applications.
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
Customers
     We sell our material handling equipment throughout the world to a wide variety of customers in the various industrial markets which we serve, ranging from large, global companies to regional and local businesses. No single customer accounted for more than 10% of our total revenues in fiscal 2005.
Suppliers
     Although certain components of our products are currently purchased from sole sources, we believe that comparable components can be obtained from alternative suppliers at prices competitive with those of our current suppliers. We have never experienced a significant production delay that was primarily attributable to an outside supplier.

Patents
     Our technology is protected by numerous patents in the U.S. and in other major countries that offer patent protection. Certain of our patents have expired and others will expire at various future dates. The loss of such patent protection is not expected to have a significant adverse effect on our business.
Research and Development
     We invest in research and development (“R&D”) to maintain a technological leadership position in our process equipment business. R&D in the K-Tron Process Group focuses on new products as well as on improvements to existing products, with particular emphasis on the application of weighing and control technologies and mechanical design improvements. Current efforts are aimed at developing new products, shortening the time spent in the development of such products, modifying existing product designs to provide lower cost or higher performance products and analyzing the price/performance relationship for both new and existing products. We spend a minor amount on development work in our size reduction equipment business either at a customer’s request or to produce an improved product to better fit a customer’s needs. The cost of such work is not categorized as R&D expense nor is it capitalized, but rather it is charged as an engineering expense within cost of revenues.
     Our research and development expenses were $2,449,000, $2,669,000 and $2,695,000 in fiscal 2005, 2004 and 2003.
Backlog
     At the end of fiscal 2005, our backlog of unfilled orders was approximately $24,971,000 compared to a backlog of approximately $20,829,000 at the end of fiscal 2004, an increase of 19.9% (at constant foreign exchange rates). The backlog of orders at the end of fiscal 2005 was greater than the 2004 year-end backlog due to improved business conditions, primarily in our size reduction business line.
     A significant part of our 2005 year-end backlog represented orders that will be ready for shipment to customers in less than 120 days from the end of fiscal 2005. Thus, except for deliveries to be made later in the year in accordance with customer requests, it is expected that much of our backlog at the end of fiscal 2005 will be shipped prior to April 30, 2006.
Employees
     At the end of fiscal 2005, we had 460 employees, of which 286 were located in the United States, 160 in Europe, 7 in Singapore, 6 in China and 1 in Mexico.
     None of our employees are represented by labor unions. We consider relations with our employees to be good.
Acquisition of Gundlach
     On March 3, 2006, we purchased all of the outstanding stock of J.M.J. Industries, Inc., which operates its business under the trade name Gundlach. The purchase price was $9,154,500, of which $6,154,500 was paid in cash and $3,000,000 by delivery of an unsecured, promissory note bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. We also paid off all of the acquired company’s bank debt, which amounted to approximately $1,347,000. We did not borrow any money in connection with either the acquisition or the payoff of the bank debt.
     Gundlach, which is located in a 54,000 square foot manufacturing and office facility in Belleville, Illinois, is a leading manufacturer of size reduction equipment for the coal mining industry. It is best known for its single and two-stage double roll crushers which crush coal at the mine mouth and the preparation plant. Gundlach roll crushers, cage mills and other equipment are also used to crush coal and other minerals in coal-fired power stations, salt processing plants, fertilizer manufacturing facilities and other industrial applications. Replacement part sales are an important aspect of the business since Gundlach has a large installed base of equipment. Gundlach will be part of K-Tron’s size reduction group along with Penn Crusher and Jeffrey.
     As of March 3, 2006, Gundlach had 70 employees, all of whom were located in the United States. None of Gundlach’s employees are represented by labor unions, and the company considers relations with its employees to be good.
Executive Officers of the Registrant
     Our current executive officers are as follows:

Name	Age	Position
Edward B. Cloues, II	58	Chairman of the Board of Directors and Chief Executive Officer

Kevin C. Bowen	54	Senior Vice President, Process Group and President and Chief Executive Officer of K-Tron America, Inc.

Lukas Guenthardt	47	Senior Vice President, Corporate Development

Donald W. Melchiorre	57	President and Chief Executive Officer of Pennsylvania Crusher Corporation

Ronald R. Remick	59	Senior Vice President, Chief Financial Officer and Treasurer
     Edward B. Cloues, II has been a director since July 1985 and was most recently reelected at the 2005 annual meeting of shareholders. He became Chairman of the Board of Directors and Chief Executive Officer of the Company on January 5, 1998. Prior to joining the Company at that time, Mr. Cloues was a partner in the law firm of Morgan, Lewis & Bockius LLP, which is the Company’s principal outside counsel. He is also a director and non-executive Chairman of the Board of AMREP Corporation and a director of Penn Virginia Corporation and of Penn Virginia Resource GP, LLC, the general partner of Penn Virginia Resource Partners, L.P.

     Kevin C. Bowen has been Senior Vice President, Process Group of the Company since July 2005 and President and Chief Executive Officer of K-Tron America, Inc. since March 1995. From June 2000 to July 2005, he was also Senior Vice President, Feeder Group of the Company. From March 1994 to March 1995, Mr. Bowen was President of K-Tron North America, the North American sales division of K-Tron America. Mr. Bowen served as President of K-Tron America from May 1990 to March 1994 and has been with the Company in various other capacities since 1979.
     Lukas Guenthardt has been Senior Vice President, Corporate Development of the Company since July 2005. Prior to that, he was Senior Vice President, Pneumatic Conveying Group and Chief Strategy Officer of the Company from February 2002 to July 2005, Senior Vice President, New Businesses and Chief Strategy Officer from June 2000 to February 2002 and Senior Vice President – Strategic Planning, Product Development and Marketing from June 1998 to June 2000. Mr. Guenthardt was Managing Director of K-Tron (Schweiz) AG (“K-Tron Switzerland”) from July 1995 to June 1998, Managing Director of the Soder Division of K-Tron Switzerland from March 1994 to July 1995, and Director of International Research and Development of the Company from July 1992, when he joined K-Tron, until March 1994.
     Donald W. Melchiorre has been President and Chief Executive Officer of Penn Crusher and Jeffrey since October 4, 2004. From December 30, 1996 until October 4, 2004, he was President and Chief Operating Officer of Penn Crusher, and from August 2002 to October 4, 2004 he held the same position at Jeffrey. From 1982 to 1987, Mr. Melchiorre worked at Penn Crusher as a Regional Sales Manager and left the company in 1987 to become a Regional Sales Manager, and subsequently North American Sales and Marketing Manager and then Director for Sales and Marketing-European Operations, for K-Tron’s U.S. and Swiss manufacturing subsidiaries. In 1992, he left K-Tron to establish EPI Technical Sales, Inc., an independent sales representative organization selling bulk material handling equipment, including both the K-Tron Soder and Penn Crusher lines of equipment. He returned to Penn Crusher in 1996.
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
Item 1A. Risk Factors.
Risks Associated with Business Activities
     Competition could adversely affect our results of operations.
     Many of our products are sold in highly competitive markets in the Americas, Europe, the Middle East and Asia, and some of our competitors may have financial resources that are substantially greater than ours. We believe that over the past several years we have experienced increased price competition in many of our markets. Competitive pressures could cause our products to lose market share or result in significant price erosion which would have an adverse effect on our results of operations.

     Our substantial sales abroad subject us to the risk of adverse foreign currency fluctuations which could negatively impact our results of operations.
     We are an international company, and we derived approximately 38%, 43% and 41% of our 2005, 2004 and 2003 revenues from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. We expect that international sales will continue to account for a significant portion of our sales in future periods. International sales are subject to fluctuations in exchange rates, which may have an adverse effect on our business and operating results. Also, since the results of operations of our subsidiaries are translated into U.S. dollars, fluctuations in exchange rates, particularly among the U.S. dollar, Swiss franc, euro and British pound sterling, will affect the U.S. dollar amount of these results. In addition, since our subsidiaries sell into other countries, these transactions are affected by fluctuations in the relevant cross exchange rates.
     We operate in cyclical industries.
     As an industrial capital goods supplier, many of the markets for our products are cyclical. During periods of economic expansion, particularly when capital spending is increasing, we generally benefit from increased demand for our products. During periods of economic contraction, we are generally adversely affected by declining demand for our products. Also, there can be no assurance that an increase in demand or an economic expansion will be sustained in the markets in which we sell our products.
     The loss of a large customer could have an adverse effect on our operating results.
     In 2005, our top five customers accounted for approximately 7% of total revenues. The loss of, or significant curtailment of purchases by, one or more of our large customers could have an adverse effect on our operating results.
     We are dependent on our key personnel.
     We are dependent upon the continued services of certain key officers and management and operating personnel. The loss of key personnel could have an adverse effect on us. We do not maintain “key man” insurance for any of our officers. Our continued success also depends on our ability to attract and retain a skilled labor force. There can be no assurance that we will be successful in attracting and retaining the personnel we require either to maintain our business or expand our operations.
     We are dependent on some of our suppliers.
     Each product produced by us requires the supply of various components, some of which may be specially engineered to meet our requirements. Supply of these components can be affected by numerous factors beyond our control. While certain of these components are obtained from a limited number of sources, we have potential alternate suppliers for most of the specialty components used in our assembly operations. There can be no assurance, however, that we will not experience shortages or be forced to seek alternative sources of supply which may increase costs or adversely affect our ability to fulfill orders in a timely fashion.

     We engage in acquisitions, and we may encounter difficulties in integrating these businesses and, therefore, may not realize the anticipated benefits of the acquisitions.
     We are a company that, from time to time, seeks to grow through strategic acquisitions. In the past, we have made acquisitions intended to complement or expand our business, and we may continue to do so in the future. The success of these transactions may depend on our ability to integrate assets and personnel acquired in these transactions without substantial costs, delays or other operational or financial problems. We may encounter difficulties in integrating acquisitions with our operations or in separately managing a new business. Furthermore, we may not realize the degree or timing of benefits that we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.
     Our operating results depend in part on continued successful research, development and marketing of new or improved products, and there can be no assurance that we will continue successfully to introduce new products on a timely and cost-effective basis.
     The success of new and improved products depends on their initial and continued acceptance by our customers. Our businesses are affected by varying degrees of technological change and corresponding shifts in customer demand, which may result in product transitions, shortened life cycles and an increased importance of being first to market with new products. We may experience difficulties or delays in the research, development, production or marketing of new products, and this may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products to market on a timely and cost-effective basis.
     Protection and validity of our patents and intellectual property rights, or the efforts of third parties to enforce their own intellectual property rights against us, may in the future result in costly and time-consuming litigation.
     We may be required to initiate litigation in order to enforce any patents issued to or licensed by us, or to determine the scope and validity of a third party’s patents or other proprietary rights. In addition, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and could subject us to significant liabilities or require us to re-engineer our products or obtain expensive licenses from third parties.
     We may be subject to costly litigation and governmental proceedings which could adversely affect our results of operations.
     From time to time, we may be subject to various claims and lawsuits by the government, competitors, customers or other persons arising in the ordinary course of business. Such matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have an adverse effect on our operating results.
     Our indebtedness may affect our business and may restrict our operating flexibility.
     As of December 31, 2005, we had approximately $16,802,000 of outstanding indebtedness under our U.S. credit facilities, while nothing was borrowed under our Swiss credit facilities. Our level of indebtedness and the debt servicing costs associated with that indebtedness could have important effects on our operations and business strategy. For example, our indebtedness could:

•	limit our flexibility in planning for, or reacting to, changes in our businesses or in the markets in which we compete;

•	place us at a competitive disadvantage relative to our competitors, some of which may have lower debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds;

•	limit our ability to make future acquisitions;

•	limit our ability to make capital expenditures;

•	limit our ability to conduct research and development; and

•	increase our vulnerability to adverse economic, financial market and industry conditions, including recessions and higher interest rates.
     Our ability to make scheduled payments of principal of, to pay interest on, or to refinance our indebtedness and to satisfy our other obligations will depend on our future operating performance, which may be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financings will be available to us on favorable terms for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, our business, financial condition and results of operations would be materially adversely affected.
     Political and economic instability and health issues in the United States or abroad may have an adverse effect on our operating results.
     Political and economic events and health issues in the United States or abroad may subject us to numerous risks which could have an adverse effect on operating results, including restrictive trade policies, unfavorable economic conditions in certain local markets, health and epidemic concerns, inconsistent product regulation or other changes in regulatory and other legal requirements, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements.
     Terrorist attacks and threats may disrupt our operations and negatively impact our revenues, costs and stock price.
     The terrorist attacks in September 2001 in the U.S., the U.S. response to those attacks and the resulting decline in consumer confidence had a substantial adverse impact on the U.S. economy. Any similar future events may disrupt our operations or those of our customers and suppliers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economies in general and consumer confidence and spending in particular, which could harm our sales. Any new terrorist events or threats could have a negative impact in the U.S. and world financial markets, which could reduce the price of our Common Stock and limit the capital resources available to us and our customers and suppliers. This could have a significant impact on our operating results, revenues and costs and might result in increased volatility in the market price of our Common Stock.
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     We own a 92,000 square foot building in Pitman, New Jersey where the K-Tron Process Group conducts manufacturing operations and also has sales, service, research and development and administrative offices, a technical center for product demonstrations and training facilities for employees, customers and sales representatives. Our worldwide corporate headquarters are also located at this site as is our K-Tron Electronics business. Approximately 10,000 square feet of our Pitman facility is leased to an unrelated sheet metal business that is an important supplier to us.
     Through the middle of the third quarter of 2005 we assembled pneumatic conveying equipment in a 5,000 square foot leased facility in Brantford, Ontario. The lease was terminated effective at the end of September 2005, and the assembly process conducted there was relocated into existing space at our facility in Pitman, New Jersey.
     In Niederlenz, Switzerland, we own a 65,000 square foot building where the K-Tron Process Group has manufacturing facilities and a technical center for product demonstrations, and there is an adjacent five-floor, 40,000 square foot office building. These buildings also house sales, service, research and development and other administrative functions, as well as training facilities. During all of 2005, approximately 4,000 square feet in the office building was leased to an unrelated third party.
     Certain K-Tron Process Group sales and service activities are also conducted in leased office space in France, Germany, Singapore and China (service only). An owned facility in the United Kingdom was sold on March 31, 2004, and the K-Tron Process Group operations conducted there were moved to leased space in Stockport, England that is described below.
     In Lengerich, Germany, we own an 8,000 square foot building that has been leased to a third party in which the Company has a 19.9% equity interest since July 31, 2001.
     We lease 6,700 square feet in a facility in Telford, England, where we assemble K-Tron Colormax products and have office space for that brand.
     We also lease 10,800 square feet in a facility in Stockport, England, where we design customized solutions for a broad range of pneumatic conveying problems, assemble K-Tron PCS products and have office space for that brand. Part of this space is also occupied by employees supporting the K-Tron Feeders brand.
     Penn Crusher has offices and a test lab in a 24,000 square foot leased facility in Broomall, Pennsylvania and conducts manufacturing operations at a 70,000 square foot leased building in Cuyahoga Falls, Ohio.
     Jeffrey is located in a 145,000 square foot owned manufacturing and office facility in Woodruff, South Carolina. A small adjacent building, also owned, accommodates a test lab.
     Gundlach conducts its operations in Belleville, Illinois in a 54,000 square foot owned manufacturing and office facility. Several small adjacent buildings provide additional office space.
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

Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders during the fourth quarter of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.
     Our Common Stock trades on the Nasdaq National Market under the symbol KTII. The following table sets forth the high and low sales prices per share for each quarter in fiscal 2004 and 2005 as quoted on the Nasdaq National Market.

	High	Low
Fiscal Year 2004

First Quarter	$22.50	$17.45
Second Quarter	$22.20	$19.62
Third Quarter	$23.50	$19.95
Fourth Quarter	$26.59	$20.10

Fiscal Year 2005

First Quarter	$31.50	$24.99
Second Quarter	$33.01	$27.12
Third Quarter	$35.15	$27.52
Fourth Quarter	$38.50	$31.75
     On March 17, 2006, the closing price of a share of K-Tron Common Stock as quoted on the Nasdaq National Market was $43.60.
     There were 203 record holders of our Common Stock on March 17, 2006.
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
Item 6. Selected Financial Data.
     The selected consolidated financial data presented below for, and as of the end of, each of our last five fiscal years has been derived from and is qualified by reference to our consolidated financial statements. Our consolidated financial statements for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 were audited by Grant Thornton LLP, independent registered public accounting firm; our consolidated financial statements for the fiscal year ended December 28, 2002 were audited by KPMG LLP, independent registered public accounting firm; and our consolidated financial statements for the fiscal year ended December 29, 2001 were audited by Arthur Andersen LLP, a firm of independent public accountants which has ceased operations.

     This information should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is Item 7 of Part II of this annual report on Form 10-K.
     We have not paid any cash dividends on our shares of Common Stock during the periods presented.

	Fiscal Year Ended
	Dec. 31	Jan. 1	Jan. 3	Dec. 28	Dec. 29
	2005	2005	2004(1)	2002(2)	2001
FINANCIAL SUMMARY ($000s):
Revenues	$118,940	$112,494	$94,676	$68,231	$71,819
Income before taxes	12,201	8,732	5,243	4,396	1,279
Net income	7,282	6,610	3,723	3,284	1,048
Total assets	89,110	93,665	83,081	50,459	47,644
Working capital	25,565	23,778	17,121	14,106	15,565
Additions to property, plant, and equipment	2,206	1,601	3,311	2,967	2,144
Depreciation and amortization	3,868	4,062	2,873	2,499	2,921

PER SHARE ($):
Basic net earnings	$2.85	$2.65	$1.53	$1.35	$0.43
Diluted net earnings	2.68	2.53	1.49	1.33	0.43
Book value	19.23	18.02	14.35	11.69	8.87

CAPITALIZATION ($000s):
Shareholders’ equity	$49,520	$45,559	$35,114	$28,419	$21,561
Long-term debt	12,675	18,598	24,574	6,499	12,499
Short-term debt (3)	4,316	4,185	3,541	2,005	2,186
Total debt	16,991	22,783	28,115	8,504	14,685

RATIOS:
Return on average shareholders’ equity (%)	15.3	16.4	11.7	13.1	4.9
Return on revenues (%)	6.1	5.9	3.9	4.8	1.5
Long-term debt to shareholders’ equity (%)	25.6	40.8	70.0	22.9	58.0
Current assets to current liabilities	2.0	1.9	1.8	1.9	2.2
Average inventory turnover	4.6	4.6	4.1	4.0	3.8
Average accounts receivable turnover	6.0	5.6	5.0	4.6	4.2

OTHER DATA:
Shares outstanding (000s) (4)	2,576	2,528	2,447	2,431	2,431
Shareholders of record	207	221	224	235	251
Number of employees	460	467	474	361	379

(1)	The 2003 consolidated financial statements include the acquisition of Pennsylvania Crusher Corporation and its subsidiary from January 2, 2003. Fiscal 2003 was a 53-week year; all other years shown were 52-week years.

(2)	On December 30, 2001, we adopted Statement of Financial Accounting Standards No. 142 and ceased to amortize goodwill at the end of fiscal 2001.

(3)	Including current portion of long-term debt.

(4)	Net of treasury stock of 2,001 shares for fiscal 2001 and 2,003 shares for each of fiscal 2002, 2003, 2004 and 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     We are engaged in one principal business segment — material handling equipment and systems. We operate in two primary geographic locations — North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”).
     Within the material handling equipment and systems segment, we have two main business or product lines (“business lines”), which are our process and size reduction business lines. The process business line is a combination of our former feeder and pneumatic conveying business lines.
     In 2005 compared with 2004, customers of our size reduction business line, particularly coal-fired power generation plants, increased their spending on capital equipment. At the same time, sales of our process business line declined, largely due to lower spending by customers in EMEA/Asia.
     Management looks at trends in what it believes to be relevant indicators, such as the PMI Index for manufacturing published by the Institute of Supply Management and similar foreign indices, to help it better understand the prospects for capital equipment spending as it may affect our process business line. These indicators remained positive throughout 2005, with fluctuating monthly values. Historically, increases in our feeding equipment sales generally have lagged improvements in these indicators, in some cases by as much as six to twelve months.
     We believe, based in part on independent market studies, that we are the global leader in the design, production, marketing and servicing of high-quality industrial feeders for the handling of bulk solids in a wide variety of manufacturing processes. Markets served include the plastics, food, chemical, detergent and pharmaceutical industries. The majority of the revenues and profits of our K-Tron process business line is generated by equipment and systems sales, with a lesser amount attributable to service, parts and repairs. Feeders are sold under the K-Tron Feeders brand name both domestically and in other countries around the world. New product innovation is a major objective of the R&D efforts of this business. In our process business line we have the ability to serve nearly all geographic regions of the world from our two assembly-and-test facilities in Pitman, New Jersey and Niederlenz, Switzerland and our sales and service offices in France, Germany, the United Kingdom, Singapore and China (service only).
     Our pneumatic conveying equipment, sold under the K-Tron PCS and K-Tron Colormax brand names, comprises a relatively small portion of the total revenues of our process business line. This equipment is sometimes sold through the K-Tron Process Group in conjunction with feeder equipment as a means of transporting dry material from one part of a plant to the inlet of a feeder, and in other cases the equipment and complete systems are sold in applications that do not necessarily incorporate feeders, primarily in the United Kingdom. Aside from selling into markets common to those for industrial feeders, pneumatic conveying equipment is also sold into the plastics injection molding market. Factors affecting the sale of pneumatic conveying equipment are similar to those which affect feeder equipment but also include factors that may affect the secondary plastics market generally.
     Our size reduction business line was added with the purchase of Penn Crusher and Jeffrey on January 2, 2003. In contrast to our process business line, Penn Crusher and Jeffrey sell equipment primarily into the U.S. market, with some sales into foreign countries, particularly China. The main industries served are the electric utility, mining, pulp and paper and wood and forest products industries, and a majority of revenues and profits are generated from replacement part sales instead of new equipment. Both Penn Crusher and Jeffrey have developed and currently maintain an extensive digital database of previously sold equipment, including equipment specifications and drawings, that enables them to respond quickly and efficiently to fill customers’ spare parts orders. Significant indicators that management uses to judge prospects for this business line in the U.S. include the level of electricity consumption, the financial health of the electric utility industry and the demand for paper and forest products. With our acquisition of Gundlach in March 2006, our size reduction business line was expanded to include a leading provider of size reduction equipment to the coal mining industry, both in the United States and elsewhere in the world.
     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 7 to 2005, 2004 and 2003 mean the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004.
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
     Judgments and estimates of uncertainties are required in applying our accounting policies in certain areas. Areas that require significant judgments and estimates to be made include determinations of the useful lives of assets, estimates of allowances for doubtful accounts, valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the realizability of deferred tax assets, determinations of the adequacy of reserves for inventory obsolescence and warranty costs, and legal contingencies.
     There are a number of critical assumptions that may influence accounting estimates in these and other areas. We base our critical assumptions on historical experience, third-party data and other factors we believe to be reasonable under the circumstances. We believe that the most critical assumptions made in arriving at our accounting estimates are the following:
Depreciable Lives of Plant and Equipment
     Each asset included in plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of such asset from earnings every year over such asset’s estimated economic useful life. Net plant and equipment at year-end 2005 totaled $22,271,000, which represented 25% of total assets. Depreciation expense during 2005 totaled $3,453,000, which represented 3.3% of total operating expenses. Given the significance of plant and equipment and associated depreciation to our financial statements, the determination of an asset’s economic useful life is considered to be a critical accounting estimate.

     Economic useful life is the duration of time the asset is expected to be productively employed by us, which may be less than its physical life. Management’s assumptions regarding the following factors, among others, affect the determination of estimated economic useful life: changes in technology, wear and tear and changes in market demand.
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
Asset Impairment Determinations
     As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized. Under this accounting standard, goodwill is subject to an impairment test that we conduct at least annually using a discounted cash flow technique. The impairment test done in 2005 indicated that the fair value of the business with goodwill exceeded its carrying value and, therefore, the goodwill amount was not impaired.
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
     In analyzing the future cash flows of various assets, the assumptions we make include the following:

•	The intended use of assets and the expected cash flows resulting directly from such use;

•	Industry specific economic conditions;

•	Customer preferences and behavior patterns; and

•	The impact of applicable regulatory initiatives, if any.
     We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our consolidated financial statements. Over the past three years, we have not recognized any asset impairments.
Income Taxes
     We use the liability method to account for income taxes. Under this method, deferred tax liabilities and assets are recognized for the tax effects of temporary differences between the financial reporting and tax bases of liabilities and assets measured using the enacted tax rate. Our income tax expense was $4,919,000 with a 40.3% effective tax rate for the year ended 2005, and included a fourth quarter tax provision of $891,000 for taxes incurred in connection with the one-time repatriation of $10,000,000 from our Swiss subsidiary to its U.S. parent company. This repatriation was made under and in accordance with the American Jobs Creation Act of 2004.
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
     A one percentage point increase in the Company’s effective tax rate for 2005 from 40.3% to 41.3% would have decreased reported net income by approximately $122,000.
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
Warranty Reserve
     We provide for the estimated warranty cost of a product at the time revenue is recognized. Warranty expense is normally accrued as a percentage of sales on a monthly basis, and this provision is included in accrued expenses and other liabilities. There is an exception to this for certain products within the size reduction business for which we use a combination of historical information and management judgment. We offer a one-year product warranty on a majority of our products. While we engage in extensive product quality programs and processes, including the active monitoring and evaluation of the quality of our component suppliers, our warranty obligations are affected by actual product failures and by material usage and service costs incurred in correcting a product failure. Our warranty provision is established based upon our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty provisions are adequate and that the judgments applied are appropriate, the ultimate cost of product warranty could differ materially from our estimates. When the actual cost of warranty of our products is lower than we originally anticipated, we adjust downward the recorded reserve, and if the cost of warranty repairs and service is higher than anticipated, we increase the reserve.
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
Results of Operations
Overview
     Fiscal 2005 and 2004 were 52-week years, while fiscal 2003 was a 53-week year. In 2005, 2004 and 2003, we reported revenues of $118,940,000, $112,494,000 and $94,676,000 and net income of $7,282,000, $6,610,000 and $3,723,000.
     We believe that the increases in our revenues and net income in 2005 compared to 2004 were primarily the result of stronger business conditions and increased spending by our customers in the Americas, especially with respect to our size reduction business line, which more than offset lower spending by overseas customers of our process business line. Our 2005 effective tax rate was 40.3%, up from 24.3% in 2004. This increase was primarily due to a higher proportion of U.S. income in 2005, which was taxed at higher rates, and a fourth quarter 2005 tax provision of $891,000 arising from the one-time repatriation under the American Jobs Creation Act of 2004 of $10,000,000 from our Swiss subsidiary as previously described above. The tax on the $10,000,000 repatriation added 7.3% to our effective tax rate for 2005, increasing it from 33.0% to 40.3%. Net income for 2004 benefited from a $164,000 pre-tax profit contribution from the first quarter 2004 sale of an office building by one of our United Kingdom subsidiaries and from the favorable impact of a $540,000 fourth quarter German tax benefit described in the next paragraph, which tax benefit also lowered our effective tax rate for 2004.
     We believe that the increases in our 2004 revenues and net income compared to 2003 were primarily the result of improved business conditions and increased spending for capital equipment by customers in many of the markets served by our business lines. An additional favorable factor was the effect of the weaker U.S. dollar in 2004 versus 2003 on the translation of the revenues and profits of our foreign operations into U.S. dollars. Our 2004 effective tax rate was 24.3%, down from 29.0% in 2003 due primarily to the favorable impact of a $540,000 fourth quarter 2004 tax benefit resulting from the reduction of a previously established tax reserve following the settlement and closure of a tax audit in Germany, partially offset by a higher proportion of U.S. income which was taxed at higher rates. Net income for 2004 also benefited from a $164,000 pre-tax profit contribution from the first quarter sale of an office building by one of our United Kingdom subsidiaries.
Acquisitions
     On January 2, 2003, we acquired all of the outstanding capital stock of Penn Crusher. As a result of this purchase, we also acquired Jeffrey, a wholly-owned subsidiary of Penn Crusher. The purchase price for the Penn Crusher stock was $23,500,000 paid at closing, a post-closing adjustment of $205,000 based on Penn Crusher’s consolidated stockholders’ equity at December 31, 2002 and $1,288,000 in the quarter ended January 3, 2004 in conjunction with the Company’s IRS Code section 338(h)(10) election relating to such acquisition. Of this amount, $20,993,000 was paid in cash and $4,000,000 was in unsecured promissory notes which were payable in equal, annual installments on January 2 of 2005, 2006 and 2007. With respect to the payment of the cash portion of the purchase price and related acquisition costs other than the section 338(h)(10) election, we financed $15,000,000 through a $17,000,000 secured credit facility with Penn Crusher as the borrower and Jeffrey as the guarantor (with the additional $2,000,000 being available for working capital and general corporate purposes, subject to certain limitations), and the lender has no recourse against any other K-Tron company with respect to any amounts borrowed thereunder (except by a non-recourse pledge of the stock of Penn Crusher). Additionally, we borrowed $5,000,000 from a U.S. bank through the U.S. manufacturing subsidiary of the K-Tron Process Group and used these funds to pay part of the purchase price. This obligation was guaranteed by K-Tron International, Inc., and K-Tron International also issued the $4,000,000 of unsecured promissory notes that were payable to the former Penn Crusher stockholders. In June 2004, K-Tron International prepaid the $4,000,000 of unsecured promissory notes. The prepayment of these notes was financed with a $4,000,000 term loan from a U.S. bank, payable over 60 months, with 48 monthly principal payments of $50,000 beginning in January 2005, 11 monthly principal payments of $133,333 beginning January 2009 and a final principal payment of $133,337 in December 2009. The term loan is guaranteed by the U.S. manufacturing subsidiary of the K-Tron Process Group.
     As noted above, K-Tron and Penn Crusher incurred substantial debt as a result of the Penn Crusher acquisition. This debt, including the amounts outstanding at the end of 2005, is described in more detail in the Liquidity and Capital Resources section of this Item 7. K-Tron and Penn Crusher have met all required principal and interest payments on this debt, and in 2004 and 2005 Penn Crusher also made principal prepayments of $1,000,000 and $500,000 on one of the two term loans included as part of its secured credit facility. In January 2006, Penn Crusher made a $1,700,000 principal prepayment on the same term loan, thereby paying off the remaining balance of that loan.
Foreign Exchange Rates
     We are an international company, and we derived approximately 38%, 43% and 41% of our 2005, 2004 and 2003 revenues from products manufactured in, and services performed from, our facilities located outside the U.S., primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc. With the acquisition of Penn Crusher and Jeffrey, we are less affected by foreign exchange rates since most of their sales are in U.S. dollars. Nevertheless, we still derive substantial revenues from products manufactured in, and services performed from, our facilities outside the U.S., so that we will continue to have significant sensitivity to foreign exchange rate changes.
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

     For 2005, 2004 and 2003, the changes in certain key foreign exchange rates affecting the Company were as follows:

	Fiscal Year
	2005		2004		2003
Average U.S. dollar equivalent of one Swiss franc	0.803		0.807		0.746
% change vs. prior year		-0.5%		8.2%

Average U.S. dollar equivalent of one euro	1.244		1.246		1.135
% change vs. prior year		-0.2%		9.8%

Average U.S. dollar equivalent of one British pound sterling	1.818		1.835		1.638
% change vs. prior year		-0.9%		12.0%

Average Swiss franc equivalent of one euro	1.549		1.543		1.521
% change vs. prior year		0.4%		1.4%

Average Swiss franc equivalent of one British pound sterling	2.264		2.273		2.196
% change vs. prior year		-0.4%		3.5%
Presentation of Results and Analysis
     The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated, as well as our year-end backlogs:

	Fiscal Year
	2005	2004	2003
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	58.0	58.8	59.0

Gross profit	42.0	41.2	41.0
Selling, general and administrative	28.9	30.1	30.9
Research and development	2.0	2.3	2.9

Operating income	11.1	8.8	7.2
Interest (expense)	(0.8)	(1.2)	(1.7)
Gain on sale of office building	—	0.2	—

Income before income taxes	10.3%	7.8%	5.5%

Year-end backlog (at year-end 2005 foreign exchange rates, in thousands of dollars)	$24,971	$20,829	$16,929

     Total revenues increased by $6,446,000 or 5.7% in 2005 compared to 2004. We believe that this increase was primarily attributable to stronger business conditions and increased spending by our customers in the Americas, especially with respect to our size reduction business line. This increase was partially offset by lower spending by overseas customers of our process business line and, to a lesser degree, the negative effect of a slightly stronger U.S. dollar in 2005 on the translation of the revenues of our foreign operations into U.S. dollars, which reduced 2005 foreign revenues by approximately $349,000 compared to what those revenues would have been using 2004 exchange rates.
     Total revenues increased by $17,818,000 or 18.8% in 2004 compared to 2003. We believe that this increase was primarily attributable to improved business conditions which resulted in increased capital equipment spending by our customers in many of the markets served by both our process and size reduction business lines and, to a lesser degree, to the positive effect of a weaker U.S. dollar on the translation of the revenues of our foreign operations into U.S. dollars. The favorable impact of foreign currency translation accounted for approximately 22%, or $3,958,000, of the $17,818,000 revenue increase in 2004 compared to 2003.
     Gross profit as a percentage of total revenues increased to 42.0% in 2005 from 41.2% in 2004 and 41.0% in 2003. These increases reflected a change in the sales mix of the material handling products sold within our two business lines. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in the size reduction business line generally carry a higher gross margin than do sales of equipment within that line.
     Selling, general and administrative (“SG&A”) expenses increased in 2005 by $484,000 or 1.4% compared to 2004. The increase in 2005 was primarily the result of higher sales commissions related to increased revenues and one-time costs associated with certain staff reductions, partially offset by a lower employee bonus accrual, lower Sarbanes-Oxley costs and the negative effect of a slightly stronger U.S. dollar on the translation of foreign costs into U.S. dollars.
     SG&A expenses increased by $4,601,000 or 15.7% in 2004 compared to 2003. This increase was primarily the result of a higher employee bonus accrual, higher sales commissions related to increased revenues, the effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars, and an increase in depreciation and amortization expense related to the implementation of new software systems by the K-Tron Process Group.
     Research and development (“R&D”) expense decreased by $220,000 or 8.2% in 2005 compared to 2004. The decrease was primarily due to the second-quarter layoff of one R&D employee and lower prototype expenditures.
     Research and development expense decreased by $26,000 or 1.0% in 2004 compared to 2003. This decrease was primarily due to lower prototype expenditures and a small reduction in staff, partially offset by the effect of a weaker U.S. dollar when translating Swiss R&D costs into U.S. dollars.
     R&D expense as a percent of total revenues was 2.0% in 2005, 2.3% in 2004 and 2.9% in 2003. There was no significant R&D expense associated with the Penn Crusher and Jeffrey businesses.
     Interest expense decreased by $300,000 or 22.8% in 2005 compared to 2004 and by $274,000 or 17.2% in 2004 compared to 2003. These decreases were the result of lower debt levels in each year, partially offset by higher interest rates on some of our debt.

     In the first quarter of 2004, one of our United Kingdom subsidiaries sold its office building for $996,000 and realized a pre-tax gain of $164,000. All employees were relocated to a nearby office building that is leased by another United Kingdom subsidiary.
     Income before income taxes was $12,201,000 in 2005, $8,732,000 in 2004 and $5,243,000 in 2003. The changes during the periods were the net result of the items discussed above. The 2005 income before income taxes was substantially higher than in 2004 primarily because of stronger business conditions and increased spending by our customers in the Americas, especially with respect to our size reduction business line, which more than offset lower spending by overseas customers of our process business line and, to a lesser degree, the negative effect of a slightly stronger U.S. dollar in 2005. The 2004 income before income taxes was substantially higher than in 2003 primarily because of improved business conditions in many of the markets served by our business lines and, to a lesser extent, from the positive effect of a weaker U.S. dollar on the translation of the revenues and profits of our foreign operations into U.S. dollars.
     The 2005, 2004 and 2003 provisions for income tax were $4,919,000, $2,122,000 and $1,520,000, and the overall effective tax rates were 40.3% in 2005, 24.3% in 2004 and 29.0% in 2003. The higher effective tax rate in 2005 compared to 2004 was due primarily to a higher proportion of U.S. income in 2005 which was taxed at higher rates and an additional fourth quarter 2005 tax provision of $891,000, arising from the one-time repatriation under the American Jobs Creation Act of 2004 of $10,000,000 from our Swiss subsidiary, as previously described. The tax on this repatriation added 7.3% to our effective tax rate in 2005, raising it from 33.0% to 40.3%. Another reason for the higher effective tax rate in 2005 compared to 2004 was that 2004 included a $540,000 tax benefit resulting from the fourth quarter 2004 reduction of a previously established tax reserve following the settlement and closure of a tax audit in Germany. The lower effective tax rate in 2004 compared with 2003 was primarily due to the $540,000 fourth quarter 2004 tax benefit described in the previous sentence, partially offset by a higher proportion of U.S. income which was taxed at higher rates. We have foreign and U.S. state tax loss carryforwards of $368,000 and $4,981,000 which, if realized, would have an estimated future net income benefit of approximately $98,000 and $167,000.
     We do not believe that inflation has had a material impact on our results of operations during the last three years.
     Our order backlog at constant foreign exchange rates increased by $4,142,000 or 19.9% at the end of 2005 compared with year-end 2004, from $20,829,000 to $24,971,000. Our backlog at constant foreign exchange rates increased by $3,900,000 or 23.0% at the end of 2004 compared with year-end 2003, from $16,929,000 to $20,829,000. These increases in our backlog were primarily the result of the improved business conditions in our size reduction group. A significant part of our backlog at the end of 2005 consisted of orders that were expected to be shipped within 120 days. Approximately $2,328,000 of the Penn Crusher backlog at the end of 2005 was for blanket orders that can be released by the customer at any time over an 18-month period compared to approximately $1,991,000 of such blanket orders at the end of 2004.

Liquidity and Capital Resources
Penn Crusher Acquisition Debt
     In connection with our acquisition of Penn Crusher, we borrowed $5,000,000 from a U.S. bank through the U.S. manufacturing subsidiary of the K-Tron Process Group, which loan was combined with an outstanding term loan from that bank to that subsidiary and resulted in a new $7,333,000 term loan. Monthly principal payments of $83,000 plus interest at a fixed rate of 5.625% on approximately half the loan and at a variable rate of one month LIBOR plus 1.85% on the other half (6.06% at December 31, 2005) began in February 2003, with the final principal payment of approximately $2,416,000 plus interest being due in January 2008. This loan is secured by substantially all of the assets of the U.S. manufacturing subsidiary and is guaranteed by K-Tron International, Inc. At December 31, 2005, there was $4,417,000 outstanding under this term loan facility. The term loan facility requires that K-Tron International comply with certain covenants relating to consolidated debt to net worth ratio, minimum annual debt coverage and minimum net worth.
     At the time of the acquisition, Penn Crusher borrowed $15,000,000 from another U.S. bank consisting of $13,500,000 in term debt ($10,000,000 with a five-year term and $3,500,000 with a six-year term) and $1,500,000 under a five-year revolving credit facility. Subject to certain conditions, the revolving credit facility provides for up to $3,500,000 of total availability, including the $1,500,000 originally borrowed thereunder. There was nothing borrowed under the revolving credit facility as of December 31, 2005. Quarterly term debt principal payments of $400,000 began March 31, 2003 and increase each year by $62,500 per quarter (or $250,000 per year in the aggregate) through December 31, 2007, with final quarterly principal payments of $750,000 in 2008. In 2004 and 2005 we prepaid $1,000,000 and $500,000 that was due in 2008 on the $3,500,000 term debt. Interest is based on one- to six-month LIBOR plus 3% to 3.5%, and the 3% to 3.5% was reduced to 2% to 2.5% after Penn Crusher met certain financial ratios. As of December 31, 2005, there was $4,750,000 outstanding on the five-year term loan and $1,700,000 outstanding on the six-year term loan. In January 2006, we prepaid the remaining $1,700,000 on the six-year term loan. In January 2003, Penn Crusher entered into an interest rate swap related to the entire $10,000,000 five-year term loan ($4,750,000 remaining as of December 31, 2005) such that interest cannot exceed 6.11% for the full term of the loan and this limit was reduced to 5.11% in 2004 after Penn Crusher met certain financial ratios. The interest rates on the outstanding balances under the $10,000,000 term loan and the $3,500,000 term loan were 5.11% and 6.16% as of December 31, 2005. The Penn Crusher debt is guaranteed by Jeffrey and secured by substantially all of the assets of Penn Crusher and Jeffrey, but it is not guaranteed by any other K-Tron company (except by a non-recourse pledge of the stock of Penn Crusher). The term loans and revolving credit facility require that Penn Crusher comply with certain covenants relating to tangible net worth, fixed charge coverage ratio and the ratio of total debt to EBITDA.
     In addition to the above borrowings, K-Tron International issued $4,000,000 of unsecured promissory notes to the former Penn Crusher stockholders as part of the Penn Crusher purchase price. These notes were payable in three equal, annual installments beginning January 2005 on the second, third and fourth anniversaries of the January 2, 2003 closing date. Interest at 6% per annum was payable quarterly. In June 2004, K-Tron International prepaid the $4,000,000 of unsecured promissory notes that were payable to the former Penn Crusher stockholders. The prepayment of these notes was financed with a $4,000,000 term loan from a U.S. bank, repayable over 60 months, with 48 monthly principal payments of $50,000 beginning January 2005, 11 monthly principal payments of $133,333 beginning January 2009 and a final principal payment of $133,337 in December 2009. Interest is payable monthly at a fixed rate of 5.75% per annum on a portion of the debt ($1,360,000 as of December 31, 2005) and a variable rate of one-month LIBOR plus 1.85% (6.06% as of December 31, 2005) on the remaining portion ($2,040,000 as of December 31, 2005). The term loan is guaranteed by the U.S. manufacturing subsidiary of the K-Tron Process Group.
Other Bank Debt
     At December 31, 2005, our Swiss subsidiary had separate credit facilities totaling 12,000,000 Swiss francs (approximately $9,137,000) with three Swiss banks. The Company’s real property in Switzerland is pledged as collateral. As of December 31, 2005, there were no borrowings under any of these credit facilities.
     In June 1998, the U.S. manufacturing subsidiary of the K-Tron Process Group refinanced its 20-year mortgage debt with a U.S. bank for $2,700,000 at an annual interest rate of 7.625%. In July 2002, the annual interest rate was reduced to 6.45% and, beginning August 1, 2002, this loan became payable in eighty-three monthly principal and interest payments of $23,784 each, with a final payment of $1,042,000 plus interest due on August 1, 2009. As of December 31, 2005, the principal amount owed on this borrowing was $1,731,000.
     Also in June 1998, this same U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with the U.S. bank that holds the mortgage. As of December 31, 2005, there was $805,000 borrowed under this credit facility, which has now been extended through July 2007, and $4,195,000 was available for future borrowings. Interest is payable monthly at the prime rate (as defined and determined monthly by the bank) minus one-half percent. The interest rate as of December 31, 2005 was 6.75%.
     On March 3, 2006, we purchased all of the outstanding stock of J.M.J. Industries, Inc., which operates its business under the trade name Gundlach. The purchase price was $9,154,500, of which $6,154,500 was paid in cash and $3,000,000 by delivery of an unsecured, promissory note bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. We also paid off all of the acquired company’s bank debt, which amounted to approximately $1,347,000. We did not borrow any money in connection with either the acquisition or the payoff of the bank debt.
Future Payments Under Contractual Obligations
     We are obligated to make future payments under various contracts such as debt, lease and purchase obligations. The table below summarizes our significant contractual cash obligations as of December 31, 2005 for the items indicated:

	Payment due by Period
(Dollars in thousands)		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt Obligations
Debt Maturities	$16,991	4,316	9,930	2,745	—
Contractual Interest	$1,804	842	863	99	—
Operating Lease Obligations	$3,549	1,200	1,637	602	110
Purchase Obligations	$8,717	8,166	551	—	—

Total	$31,061	14,524	12,981	3,446	110

     In addition to these obligations, the Company has employment contracts with seven executives. Except in one case when two years’ advance notice is required, these contracts may be terminated by the Company with one year’s advance notice. Under these agreements, each individual is guaranteed minimum compensation over the contract period. As of December 31, 2005, the estimated future obligation under these contracts, if all of them were to be terminated at one time, was $2,069,000, payable within a one-year period.
Capitalization
     Our capitalization at the end of 2005, 2004 and 2003 is summarized below:

	Fiscal Year
(Dollars in thousands)	2005	2004	2003
Short-term debt, including current portion of long-term debt	$4,316	$4,185	$3,541
Long-term debt	12,675	18,598	24,574

Total debt	16,991	22,783	28,115
Shareholders’ equity	49,520	45,559	35,114

Total debt and shareholders’ equity (total capitalization)	$66,511	$68,342	$63,229

Percent total debt to total capitalization	26%	33%	44%
Percent long-term debt to equity	26%	41%	70%
Percent total debt to equity	34%	50%	80%
     Total debt decreased by $5,792,000 in 2005 ($5,772,000 of total net debt repayments plus a decrease of $20,000 due to the effect of a slightly stronger U.S. dollar on the translation of our foreign debt). Total debt decreased by $5,332,000 in 2004 ($5,374,000 of total net debt repayments, partially offset by an increase of $42,000 due to the effect of a weaker U.S. dollar on the translation of our foreign debt).
Other Items
     At the end of 2005 and 2004, our working capital was $25,565,000 and $23,778,000, and the ratio of our current assets to our current liabilities was 1.99 and 1.86. The increase in working capital was primarily due to an increase in cash from operating activities.
     In 2005 and 2004, we utilized internally generated funds and our lines of credit to meet our working capital needs.
     Net cash provided by operating activities was $10,508,000 in 2005, $12,548,000 in 2004 and $9,360,000 in 2003. The decrease in operating cash flow in 2005 compared to 2004 was primarily due to lower accrued expenses, partially offset by higher net income and lower accounts receivable. The increase in operating cash flow in 2004 compared to 2003 was primarily due to increases in net income, depreciation and amortization, accounts payable and accrued expenses, partially offset by increases in accounts receivable and inventories. Most of the changes resulted from the stronger business conditions and higher revenues discussed above. Net income and depreciation and amortization were the principal components of cash provided by operating activities in all three years.

     The average number of days to convert accounts receivable to cash was 60 days in 2005 compared to 66 days in 2004 and 74 days in 2003. The average number of days to convert inventory into cost of sales was 80 days in 2005 compared to 79 days in 2004 and 91 days in 2003.
     Net cash used in investing activities was $2,220,000, $666,000 and $23,611,000 in 2005, 2004 and 2003. Capital expenditures were $2,206,000, $1,601,000 and $3,311,000 in 2005, 2004 and 2003, which included significant expenditures for the development and implementation of Customer Relationship Management (“CRM”) and Enterprise Resource Planning (“ERP”) software systems for the K-Tron Process Group in 2004 and 2003. Spending on the ERP system implementation was essentially complete as of January 2005, and a majority of the spending on the CRM was also complete by that date. Funds used in 2003 to acquire Penn Crusher were $20,276,000. In the first quarter of 2004, we sold our U.K. office building and received $996,000 of proceeds.
     Cash used in financing activities in 2005 and 2004 was for the net reduction of debt, partially offset by the proceeds from the exercise of stock options. Cash provided by financing activities in 2003 was primarily from the $20,000,000 borrowed to finance the Penn Crusher acquisition, net of debt reduction. Cash and short-term investments increased to $15,051,000 at the end of 2005 versus $12,443,000 at the end of 2004 and $4,506,000 at the end of 2003.
     Shareholders’ equity increased $3,961,000 in 2005 to $49,520,000, of which $7,282,000 was from net income, $879,000 was from the issuance of common stock pursuant to restricted stock grants and the exercise of stock options and $35,000 was from an unrealized gain, net of taxes, on an interest rate swap, partially offset by a reduction of $4,235,000 from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars, between the beginning and the end of 2005.
Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this annual report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies which are difficult to predict. These risks and uncertainties include, but are not limited to, the risks set forth in Item IA above under the heading “Risk Factors”. Many of the factors that will determine our future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by any forward-looking statements that we may make. The forward-looking statements contained in this report include, but are not limited to, statements regarding our ability to find alternative suppliers for certain components, the effect of the expiration of our patents on our business, the expected time for shipments of our products to customers and the resulting effect on our backlog, the development and expected time for the introduction of new products, the sufficiency of our facilities, the retention of all of our future earnings for use in our business, our ability to project business conditions based on trend indicators used by management, the effect of changes in foreign exchange rates on our business and the effect on our business of legal proceedings in which we are involved. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.
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
     As of December 31, 2005, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax earnings of approximately $442,000. This hypothetical reduction on transactional exposures is based on the difference between the December 31, 2005 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments (“TA”) within shareholders’ equity on the balance sheet. Using the example above, the hypothetical change in TA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $1,907,000, or 3.9% of our December 31, 2005 shareholders’ equity of $49,520,000.
Interest Rate Risk
     We have several credit facilities or loans that require us to pay interest at a rate that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of an interest rate swap. As of year-end 2005, we had total debt of $16,991,000, $5,508,000 of which was fixed-rate debt with a weighted average interest rate of 5.89%, $6,733,000 of which was subject to variable interest rates which ranged from 6.06% to 6.75% and $4,750,000 of which was variable rate debt subject to an interest rate swap with the result that the interest rate was fixed at 6.11%, subject to possible reduction. This rate was reduced in 2004 to 5.11% after our Penn Crusher subsidiary achieved a targeted ratio of debt to EBITDA. A 100 basis point increase in interest rates on the $6,733,000 of variable rate debt would increase annual interest expense by approximately $67,400.

Item 8. Financial Statements and Supplementary Data.
     The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this annual report on Form 10-K beginning on page F-1.
Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosures.
     Since the retention of Grant Thornton LLP on August 13, 2003, there have been no disagreements with that firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to that firm’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on our financial statements for fiscal years 2005, 2004 or 2003.
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
Item 9B. Other Information.
     None

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 and our Statement of Corporate Ethics and Code of Business Conduct that applies to our principal executive officer, principal financial officer and principal accounting officer or controller called for by Item 10 of Form 10-K will be set forth under the captions “Matters Concerning Directors — Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Matters Concerning Directors — Statement of Corporate Ethics and Code of Business Conduct” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.
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
Item 15. Exhibits and Financial Statement Schedules.
     (a) 1. Financial Statements. The following consolidated financial statements are filed as part of this annual report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	F-2

          2. Financial Statement Schedule. The following consolidated financial statement schedule is filed as part of this annual report on Form 10-K:

Page
Schedule II – Valuation and Qualifying Accounts for the Fiscal Years Ended December 31, 2005, January 1, 2005 and January 3, 2004	S-1
          3. Exhibits. The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number	Description
2.1	Basic Agreement regarding the Assignment of Assets of the Hasler Division between K-Tron (Suisse) SA and MJ Entreprises SA dated July 31, 2001 (Filed as Exhibit 2.1 to our report on Form 10-Q for the quarterly period ended September 29, 2001 and incorporated herein by reference)

2.2	Stock Purchase Agreement dated January 2, 2003 by and among John D. Whalen, Donald J. Carrozzino, Frank Wallitsch, Jr. and Nancy S. Hansen and PCC Acquisition Co. (Filed as Exhibit 2.1 to our report on Form 8-K dated January 2, 2003 and filed with the Securities and Exchange Commission on January 15, 2003 (“January 2003 Form 8-K”) and incorporated herein by reference)

3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 (“1998 Form 10-K”) and incorporated herein by reference)

3.2	By-laws, as amended (Filed as Exhibit 3.2 to our annual report on Form 10-K for the year ended December 29, 2001 (“2001 Form 10-K”) and incorporated herein by reference)

4.1	Form of Certificate for Shares of Common Stock (Filed as Exhibit 4.1 to the 1998 Form 10-K and incorporated herein by reference)

4.2	Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K dated October 16, 2001 and incorporated herein by reference)

Exhibit
Number	Description
10.1	1986 Stock Option Plan, as amended and restated (Filed as Exhibit 10.2.1 to our annual report on Form 10-K for the year ended January 4, 1992 (“1991 Form 10-K”) and incorporated herein by reference)**

10.2	K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.3	Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.4 to the 2001 Form 10-K and incorporated herein by reference)**

10.4	K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.5	Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**

10.6	Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**

10.7	Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick (Filed as Exhibit 10.9 to our annual report on Form 10-K for the year ended January 1, 2000 (“1999 10-K”) and incorporated herein by reference)**

10.8	Form of Employment Agreement with certain of our employees listed on Schedule 10.12, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.9	Form of Indemnification Agreement with certain of our directors and officers listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to the 1999 Form 10-K and incorporated herein by reference)**

10.9A	Supplement to Schedule 10.11, listing additional directors and officers who are parties to an Indemnification Agreement referenced in Exhibit 10.9. (Filed as Exhibit 10.11A to the 2001 Form 10-K and incorporated herein by reference)

10.10	Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.15 to the 1999 Form 10-K and incorporated herein by reference)

10.11	Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit 10.16 to the 1999 Form 10-K and incorporated herein by reference)

Exhibit
Number	Description
10.12	Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.17 to the 1999 Form 10-K and incorporated herein by reference)

10.13	Loan Modification Agreement dated July 9, 2002 between K-Tron America, Inc. and The Bank (formerly The Bank of Gloucester County) (Filed as Exhibit 10.14 to our annual report on Form 10-K for the year ended December 28, 2002 and incorporated herein by reference)

10.14	Note dated December 20, 2002 from K-Tron America, Inc. in favor of The Bank (Filed as Exhibit 10.3 to the January 2003 Form 8-K and incorporated herein by reference)

10.15	Loan Modification Agreement dated December 20, 2002 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.4 to the January 2003 Form 8-K and incorporated herein by reference)

10.16	Loan Modification Agreement dated July 9, 2003 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 2003 and incorporated herein by reference)

10.17	Loan Modification Agreement dated December 31, 2003 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.17 to our annual report on Form 10-K for the year ended January 3, 2004 and incorporated herein by reference)

10.18	Note dated June 9, 2004 from K-Tron International, Inc. in favor of The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended July 3, 2004 (“July 2004 Form 10-Q”) and incorporated herein by reference)

10.19	Loan Modification/Renewal Agreement dated June 9, 2004 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.2 to the July 2004 Form 10-Q and incorporated herein by reference)

10.20	Loan Modification Agreement dated July 5, 2005 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 1, 2005 and incorporated herein by reference)

10.21	Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to the January 2003 Form 8-K and incorporated herein by reference)

10.22	Amendment No. 1 dated May 12, 2003 to Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended June 28, 2003 and incorporated herein by reference)

10.23	Amendment No. 2 dated as of June 28, 2005 to Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended July 2, 2005 and incorporated herein by reference)

Exhibit
Number	Description
21.1	Subsidiaries*

23.1	Consent of Grant Thornton LLP*

24.1	Power of Attorney (Included on Signature Page)*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit
     (b) Exhibits. See (a) 3 above.
     (c) Financial Statement Schedules. See (a) 2 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRON INTERNATIONAL, INC.
Date: March 23, 2006	By:	EDWARD B. CLOUES, II
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

Signature	Date	Capacity

EDWARD B. CLOUES, II Edward B. Cloues, II	March 23, 2006	Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

RONALD R. REMICK Ronald R. Remick	March 23, 2006	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

ALAN R. SUKONECK Alan R. Sukoneck	March 23, 2006	Vice President, Chief Accounting and Tax Officer (principal accounting officer)

NORMAN COHEN Norman Cohen	March 23, 2006	Director

ROBERT A. ENGEL Robert A. Engel	March 23, 2006	Director

EDWARD T. HURD Edward T. Hurd	March 23, 2006	Director

RICHARD J. PINOLA Richard J. Pinola	March 23, 2006	Director

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Fiscal Years Ended
December 31, 2005, January 1, 2005 and January 3, 2004
(With Report of Independent Registered Public Accounting Firm)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
K-Tron International, Inc.
     We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. and Subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Tron International, Inc. and Subsidiaries as of December 31, 2005 and January 1, 2005 and the consolidated results of their operations and cash flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.
     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 28, 2006 (except for Note 3, as to
      which the date is March 6, 2006)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,	January 1,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$15,051	$12,443
Accounts receivable, net of allowance for doubtful accounts of $682 and $751	18,168	21,234
Inventories, net	15,235	15,096
Deferred income taxes	1,033	938
Prepaid expenses and other current assets	2,019	1,779

Total current assets	51,506	51,490

Property, plant, and equipment, net of accumulated depreciation of $30,947 and $35,059	22,271	25,075
Patents, net of accumulated amortization of $1,238 and $1,062	1,577	1,737
Goodwill	2,053	2,053
Other intangibles, net of accumulated amortization of $599 and $360	9,739	9,978
Notes receivable and other assets	1,852	2,353
Deferred income taxes	112	979

Total assets	$89,110	$93,665

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$4,316	$4,185
Accounts payable	6,025	6,351
Accrued expenses and other current liabilities	6,526	7,782
Accrued commissions	2,297	2,169
Customer advances	1,704	2,536
Income taxes payable	3,421	3,477
Deferred income taxes	1,652	1,212

Total current liabilities	25,941	27,712

Long-term debt, net of current portion	12,675	18,598
Deferred income taxes	974	1,796

Series B Junior Participating Preferred Shares, $0.01 par value. Authorized 50,000 shares; issued none	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 950,000 shares; issued none	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued 4,578,166 and 4,530,416 shares	46	45
Paid-in capital	19,082	18,204
Retained earnings	56,383	49,101
Accumulated other comprehensive income	1,523	5,723

	77,034	73,073
Treasury stock, 2,002,574 shares, at cost	(27,514)	(27,514)

Total shareholders’ equity	49,520	45,559

Total liabilities and shareholders’ equity	$89,110	$93,665

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)

	For the Fiscal Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Revenues:
Equipment and parts	$111,342	$105,165	$87,573
Services and freight	7,598	7,329	7,103

Total revenues	118,940	112,494	94,676

Cost of revenues:
Equipment and parts	61,923	59,740	50,166
Services and freight	7,021	6,355	5,737

Total cost of revenues	68,944	66,095	55,903

Gross profit	49,996	46,399	38,773

Operating expenses:
Selling, general, and administrative	34,330	33,846	29,245
Research and development	2,449	2,669	2,695

	36,779	36,515	31,940

Operating income	13,217	9,884	6,833
Interest (expense)	(1,016)	(1,316)	(1,590)
Gain on sale of office building	—	164	—

Income before income taxes	12,201	8,732	5,243
Income tax provision	4,919	2,122	1,520

Net income	$7,282	$6,610	$3,723

Basic earnings per share	$2.85	$2.65	$1.53
Diluted earnings per share	2.68	2.53	1.49

Weighted average common shares outstanding	2,555,000	2,497,000	2,437,000
Weighted average common and common equivalents shares outstanding	2,719,000	2,613,000	2,502,000
See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2005, January 1, 2005 and January 3, 2004
(Dollars in thousands)

					Accumulated
					other
	Common stock		Paid-in	Retained	comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance, December 29, 2002	4,433,342	$44	$16,701	$38,768	$420	2,002,574	$(27,514)	$28,419

Comprehensive income:
Net income	—	—	—	3,723	—	—	—	3,723
Translation adjustments	—	—	—	—	2,800	—	—	2,800
Unrealized (loss) on interest rate swap, net of tax	—	—	—	—	(49)	—	—	(49)

Total comprehensive income								6,474

Issuance of stock	16,586	—	221	—	—	—	—	221

Balance, January 3, 2004	4,449,928	44	16,922	42,491	3,171	2,002,574	(27,514)	35,114

Comprehensive income:
Net income	—	—	—	6,610	—	—	—	6,610
Translation adjustments	—	—	—	—	2,486	—	—	2,486
Unrealized gain on interest rate swap, net of tax	—	—	—	—	66	—	—	66

Total comprehensive income								9,162

Issuance of stock	80,488	1	1,282	—	—	—	—	1,283

Balance, January 1, 2005	4,530,416	45	18,204	49,101	5,723	2,002,574	(27,514)	45,559

Comprehensive income:
Net income	—	—	—	7,282	—	—	—	7,282
Translation adjustments	—	—	—	—	(4,235)	—	—	(4,235)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	35	—	—	35

Total comprehensive income								3,082

Issuance of stock	47,750	1	878	—	—	—	—	879

Balance, December 31, 2005	4,578,166	$46	$19,082	$56,383	$1,523	2,002,574	$(27,514)	$49,520

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Fiscal Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Operating activities:
Net income	$7,282	$6,610	$3,723
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	—	(164)	—
Depreciation and amortization	3,868	4,062	2,873
Amortization of non-cash compensation	175	94	—
Deferred income taxes	390	176	502
Changes in assets and liabilities:
Accounts receivable, net	1,794	(1,036)	440
Inventories, net	(925)	(1,014)	917
Prepaid expenses and other current assets	(291)	115	440
Other assets	341	286	308
Accounts payable	273	501	(675)
Accrued expenses and other current liabilities	(2,399)	2,918	832

Net cash provided by operating activities	10,508	12,548	9,360

Investing activities:
Proceeds from disposition of assets	—	996	—
Business acquired, net of cash acquired	—	—	(20,276)
Capital expenditures	(2,206)	(1,601)	(3,311)
Other	(14)	(61)	(24)

Net cash used in investing activities	(2,220)	(666)	(23,611)

Financing activities:
Net (repayments) borrowings under notes payable to banks	(1,296)	213	458
Proceeds from issuance of long-term debt	—	4,000	20,000
Principal payments on long-term debt	(4,476)	(9,587)	(5,079)
Proceeds from issuance of common stock	606	599	221

Net cash (used in) provided by financing activities	(5,166)	(4,775)	15,600

Effect of exchange rate changes on cash and cash equivalents	(514)	830	463

Net increase in cash and cash equivalents	2,608	7,937	1,812

Cash and cash equivalents:
Beginning of year	12,443	4,506	2,694

End of year	$15,051	$12,443	$4,506

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,097	$1,364	$1,578
Income taxes	4,240	1,432	556

Business acquired through buyer notes	$—	$—	$4,000
See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
(1)	Nature of Operations

K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”) design, produce, market and service material handling equipment and systems for a wide variety of industrial markets. The Company has manufacturing facilities in the United States, Switzerland and the United Kingdom, and its equipment is sold throughout the world.

(2)	Summary of Significant Accounting Policies
(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated.

Certain reclassifications were made to the prior years’ consolidated financial statements to conform them to the current year presentation.

(b)	Fiscal Year

The Company’s fiscal year is reported on a fifty-two/fifty-three week period. Fiscal years ended December 31, 2005 (referred to herein as 2005), January 1, 2005 (referred to herein as 2004) and January 3, 2004 (referred to herein as 2003) include fifty-three weeks for 2003 and fifty-two weeks for each of 2005 and 2004.

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

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
(g)	Goodwill and Other Intangible Assets

When a company is acquired, the excess of the purchase price over the fair value of its net assets, including identifiable intangibles, is goodwill. Goodwill is recorded as an asset on the balance sheet.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement provides that goodwill and intangible assets with indefinite lives are no longer amortized on a recurring basis, but instead are subject to impairment testing at least annually. The Company adopted SFAS No. 142 on December 30, 2001. The Company does not amortize goodwill, and it amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangible assets which do not have indefinite lives are being amortized on a straight-line basis over the expected periods of benefit, which range from 17 to 50 years. In accordance with the provisions of SFAS No. 142, the Company performed impairment tests on goodwill and other intangible assets, which indicated no impairment in all periods presented. Disclosures required by SFAS No. 142 are presented in Note 7.

(h)	Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes are provided for differences between amounts shown for financial reporting purposes and those included with tax return filings that will reverse in future periods. Additionally, the effects of income taxes are measured based upon enacted tax laws and rates.

(i)	Revenue Recognition

The Company recognizes revenue when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed or determinable.

•	Collectibility is reasonably assured.
Equipment produced by both of the Company’s business lines generally starts with selection from a series of standard products which are then either slightly modified or combined with other standard or slightly modified products and parts in order to meet the customer’s specific needs. Terms and conditions of sale, including payment terms which range from 30 to 60 days or more depending on the customer and the geography of the sale, are generally similar in both business lines. Sales orders may include post-shipment start-up assistance or training, which is not recorded as revenue until the service is performed. Revenue from equipment and parts sales is recognized at the point where risk of ownership and title to the product transfers upon shipment except in those few cases where customer inspection is still required. In those cases, revenue is not recorded until acceptance is obtained; costs of sale are recorded in the period in which the related revenue is recognized.

(j)	Research and Development

Expenditures for research, development and engineering of products are expensed as incurred.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
(k)	Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current rates of exchange at year-end. Revenues and expenses are translated at average rates prevailing during the year. The Company recognized a foreign currency transaction gain of approximately $43,000 for 2005, a loss of approximately $135,000 for 2004 and a gain of approximately $227,000 for 2003. These transaction gains or losses are recorded within selling, general and administrative expenses in the Consolidated Statements of Income. Translation gains and losses are recorded as a separate component of shareholders’ equity.

(l)	Stock Option Accounting

Pro Forma Information

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company has elected to continue to account for compensation cost using the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (see (o) below). SFAS No. 123 requires the Company to disclose pro forma net income and pro forma earnings per share amounts, as if compensation expense were recognized for options granted after fiscal year 1994. Using this approach, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table:

	2005	2004	2003
	(In thousands, except per share)
Net income – as reported	$7,282	$6,610	$3,723
Deduct stock option employee compensation expense determined, net of related tax effect	(126)	(151)	(201)

Net income – pro forma	7,156	6,459	3,522
Basic earnings per share – as reported	2.85	2.65	1.53
Basic earnings per share – pro forma	2.80	2.59	1.45
Diluted earnings per share – as reported	2.68	2.53	1.49
Diluted earnings per share – pro forma	2.63	2.47	1.41
This pro forma impact may not be representative of the effects for future years, and could increase if additional options are granted and amortized over the requisite service period. For pro forma disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 32.77%, 31.45% and 30.80%; risk-free interest rate of 3.77%, 4.15% and 2.76%; and expected life of 6.00 years for grants in 2005, 2004 and 2003.
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R revises SFAS No. 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. In April 2005, the SEC announced that SFAS No. 123R would be effective no later than the first fiscal year beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006.

SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on fair value. Through December 31, 2005, the Company accounted for share-based payments to employees using APB No. 25’s intrinsic value method. The Company will now be required to follow a fair value approach, such as the Black-Scholes or lattice option valuation models, at the date of a stock-based award grant. SFAS No. 123R permits one of two methods of adoption: (1) modified prospective method or (2) modified retrospective method. The Company plans to adopt SFAS No. 123R using the modified prospective method. This method requires that the Company recognize compensation expense for all share-based payments granted on or after January 1, 2006 and for all awards granted to employees prior to January 1, 2006 that remain unvested on January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including guidance related to share-based payment transactions with non-employees, expected volatility, expected term and the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R.

The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated statements of operations in future periods. As of December 31, 2005, the remaining

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
prospective costs to be expensed are approximately $31,000 in each of the first and second quarters of 2006.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not currently believe that the adoption of SFAS No. 151 will have a material impact on its consolidated financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”. APB No. 29 requires a nonmonetary exchange of assets to be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception”, which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not currently believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.
In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143”. This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. The adoption of FIN 47 in the fourth quarter of 2005 did not have a material impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15,

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not currently believe that the adoption of SFAS No.154 will have a material impact on its consolidated financial statements.
In December 2004, the FASB issued Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FAS 109-1 was adopted at the beginning of 2005. This standard did not have a material impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act (“AJCA”) introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company repatriated $10,000,000 of foreign earnings in the fourth quarter of 2005 pursuant to the AJCA. A charge of $891,000 related to the repatriation was accrued in the fourth quarter of 2005 and is included in the income tax provision for 2005 in the accompanying consolidated statements of income.
(3)	Subsequent Event

On March 3, 2006, the Company purchased all of the outstanding stock of J.M.J. Industries, Inc., which operates its business under the trade name Gundlach. The purchase price was $9,154,500, of which $6,154,500 was paid in cash and $3,000,000 by delivery of an unsecured, promissory note bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. The Company also paid off all of the acquired company’s bank debt, which amounted to approximately $1,347,000. The Company did not borrow any money in connection with either the acquisition or the payoff of the bank debt.

(4)	Acquisition

On January 2, 2003, the Company acquired all of the stock of Pennsylvania Crusher Corporation (“Penn Crusher”). As a result of this purchase, the Company also acquired Jeffrey Specialty Equipment Corporation (“Jeffrey”), a wholly-owned subsidiary of Penn Crusher. The purchase price for the Penn Crusher stock was $23,500,000 paid at closing, a post-closing adjustment of $205,000 based on Penn Crusher’s consolidated stockholders’ equity at December 31, 2002 and $1,288,000 in the quarter ended January 3, 2004 in conjunction with the Company’s IRS Code section 338(h)(10) election relating to such acquisition. Of this amount, $20,993,000 was paid in cash and $4,000,000 was in unsecured promissory notes which were payable in equal, annual installments on January 2 of 2005, 2006 and 2007. The excess of the purchase price over the carrying value of the net assets acquired was $16,649,000, which was allocated as follows:

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004

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

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
(5)	Inventories

Inventories consist of the following:

	2005	2004
	(In thousands)
Components	$13,216	$14,275
Work-in-process	2,850	2,217
Finished goods	81	79
Inventory reserves	(912)	(1,475)

	$15,235	$15,096

(6)	Property, Plant, and Equipment

Property, plant, and equipment consists of the following:

	2005	2004
	(In thousands)
Land	$1,423	$1,595
Buildings and improvements	21,109	22,875
Automotive equipment	312	427
Machinery and equipment	14,566	14,171
Furniture and equipment, including computer equipment and software	15,808	21,066

	53,218	60,134

Less accumulated depreciation and amortization	(30,947)	(35,059)

	$22,271	$25,075

Depreciation of property, plant, and equipment for 2005, 2004 and 2003 was $3,453,000, $3,644,000 and $2,544,000.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
(7)	Intangible Assets

Intangible assets consist of the following (in thousands):

	2005		2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Patents	$2,815	$1,238	$2,799	$1,062
Drawings	3,550	355	3,550	213
Customer relationships	4,898	244	4,898	147

	$11,263	$1,837	$11,247	$1,422

Unamortized intangible assets
Trademarks and tradenames	$1,890		$1,890

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition) over the expected periods of benefit, which range from 17 to 50 years. The weighted average life of the amortizable intangible assets is 36 years. The amortization expense of intangible assets for 2005 and 2004 was $415,000 in each year.
Future annual amortization of intangible assets is as follows:

Amount
(In thousands)
Fiscal year:
2006	$415
2007	415
2008	415
2009	415
2010	415
Thereafter	7,351

$9,426

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
(8)	Accrued Warranty

The Company offers a one-year product warranty on a majority of its products. Warranty is accrued as a percentage of sales, based upon historical experience, on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for 2005 and 2004.

	2005	2004
	(In thousands)
Beginning balance	$1,257	$967
Accrual of warranty expense	833	1,773
Warranty costs incurred	(1,040)	(1,512)
Foreign exchange adjustment	(61)	29

Ending balance	$989	$1,257

(9)	Notes Payable to Banks and Other Long-Term Debt

To finance the January 2003 Penn Crusher acquisition described in Note 4, the Company borrowed $20,000,000 from two U.S. banks and also issued $4,000,000 in unsecured promissory notes to the former Penn Crusher stockholders.

The Company borrowed $5,000,000 from a U.S. bank through its U.S. manufacturing subsidiary. The loan was combined with an outstanding term loan from that bank to that subsidiary and resulted in a $7,333,000 term loan. Monthly principal payments of $83,000 plus interest at a fixed rate of 5.625% on approximately half the loan and at a variable rate of one-month LIBOR plus 1.85% on the other half (6.06% at December 31, 2005) began in February 2003, with the final principal payment of approximately $2,416,000 plus interest being due in January 2008. This loan is secured by substantially all of the assets of the U.S. manufacturing subsidiary and is guaranteed by K-Tron International, Inc. As of December 31, 2005, there was $4,417,000 outstanding under the term loan facility. The term loan facility requires that the Company comply with certain covenants relating to the consolidated debt to net worth ratio, minimum annual debt coverage and minimum net worth.

Penn Crusher borrowed $15,000,000 from another U.S. bank consisting of $13,500,000 in term debt ($10,000,000 with a five-year term and $3,500,000 with a six-year term) and $1,500,000 under a five-year revolving credit facility. Subject to certain conditions, the revolving credit facility provides for up to $3,500,000 of total availability, including the $1,500,000 originally borrowed thereunder. There was nothing borrowed under the revolving credit facility as of December 31, 2005. Quarterly term debt principal payments of $400,000 began March 31, 2003 and increase each year by $62,500 per quarter (or $250,000 per year in the aggregate) through December 31, 2007, with final quarterly principal payments of $750,000 in 2008. In 2004 and 2005, $1,000,000 and $500,000 that was due in 2008 was prepaid on the $3,500,000 term debt. Interest is based on one- to six-month LIBOR plus 3% to 3.5%, and the 3% to 3.5% was reduced to 2% to 2.5% in 2004 upon meeting certain financial ratios. As of December 31, 2005, there was $4,750,000 outstanding on the five-year term loan and $1,700,000 outstanding on the six-year term

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
loan. In January 2006, the remaining $1,700,000 was prepaid on the six-year term loan. In January 2003, Penn Crusher entered into an interest rate swap related to the entire $10,000,000 five-year term loan ($4,750,000 as of December 31, 2005) such that interest cannot exceed 6.11% for the full term of the loan, and this limit was reduced to 5.11% in 2004 upon meeting certain financial ratios. The interest rates on the outstanding balances under the $10,000,000 term loan and the $3,500,000 term loan were 5.11% and 6.16% as of December 31, 2005. The Penn Crusher debt is guaranteed by Jeffrey and secured by substantially all of the assets of Penn Crusher and Jeffrey, but it is not guaranteed by the parent company (K-Tron International, Inc.) or any other subsidiary (except by a non-recourse pledge of the stock of Penn Crusher). The term loans and revolving credit facility require that Penn Crusher comply with certain covenants relating to tangible net worth, fixed charge coverage ratio and ratio of total debt to EBITDA.
In addition, K-Tron International, Inc. issued $4,000,000 of unsecured promissory notes to the former Penn Crusher stockholders as part of the Penn Crusher purchase price. These notes were payable in three equal, annual installments on the second, third and fourth anniversaries of the January 2, 2003 closing date. Interest at 6% per annum was payable quarterly. In June 2004, K-Tron International, Inc. prepaid the $4,000,000 of unsecured promissory notes that were payable to the former Penn Crusher stockholders. The prepayment of these notes was financed with a $4,000,000 term loan from a U.S. bank, repayable over 60 months, with 48 monthly principal payments of $50,000 beginning January 2005, 11 monthly principal payments of $133,333 beginning January 2009 and a final principal payment of $133,337 in December 2009. Interest is payable monthly at a fixed rate of 5.75% per annum on a portion of the debt ($1,360,000 as of December 31, 2005) and at a variable rate of one-month LIBOR plus 1.85% (6.06% as of December 31, 2005) on the remaining portion ($2,040,000 as of December 31, 2005). The term loan is guaranteed by the U.S. manufacturing subsidiary that borrowed the $5,000,000 described in the second paragraph of this Note 9.
At December 31, 2005, the Company’s Swiss subsidiary had separate credit facilities totaling 12,000,000 Swiss francs (approximately $9,137,000) with three Swiss banks. The Company’s real property in Switzerland is pledged as collateral. As of December 31, 2005, there were no borrowings under these facilities.
In June 1998, the Company’s U.S. manufacturing subsidiary, previously referred to, refinanced its 20-year mortgage with a U.S. bank for $2,700,000 at an annual interest rate of 7.625%. In July 2002, the annual interest rate was reduced to 6.45% and, beginning August 1, 2002, this loan became repayable in eighty-three monthly principal and interest payments of $23,784 each, with a final payment of $1,042,000 plus interest due on August 1, 2009. As of December 31, 2005, the principal amount owed on this borrowing was $1,731,000.
Also in June 1998, this same U.S. manufacturing subsidiary entered into a two-year secured revolving credit facility with the U.S. bank that holds the mortgage. As of December 31, 2005, there was $805,000 borrowed under this credit facility, which has now been extended through July 2007, and $4,195,000 was available for future borrowings. Interest is determined monthly at the prime rate as defined by the bank minus one-half percent. The annual interest rate as of December 31, 2005 was 6.75%.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
Under the terms of the various U.S. credit facilities, fixed assets with a book value of $12,757,000 and accounts receivable and inventory with a book value of $19,435,000 as of December 31, 2005 are pledged as collateral. In addition, fixed assets with a book value of $5,839,000 are pledged as collateral under the Swiss credit facilities.
Long-term debt consists of the following:

	2005	2004
	(In thousands)
U.S. mortgage	$1,731	$1,897
U.S. line of credit	805	2,100
U.S. term facilities	14,266	18,467
Other	189	319

	16,991	22,783
Less current portion	(4,316)	(4,185)

	$12,675	$18,598

Future annual principal payments required on long-term debt are as follows:

Amount
(In thousands)
Fiscal year:
2006	$4,316
2007	4,544
2008	5,386
2009	2,745

$16,991

(10)	Employee Benefit Plans

The Company has a profit-sharing and thrift plan (the “K-Tron Plan”) for all U.S. employees except for those of Penn Crusher and its subsidiary and a thrift plan (the “Penn Crusher Plan”) for all Penn Crusher and its subsidiary’s U.S. employees. In 2004 and 2003, the K-Tron Plan required an employee to have at least six months of continuous service and employment at the end of a quarter in order to be eligible to elect to participate in the thrift portion of the plan; in 2005, this was changed so that an employee may join the plan at the beginning of the month following six months of continuous service and employment. In 2004 and 2003, all Company contributions to employee accounts under the thrift portion of the K-Tron Plan were at the discretion of the board of directors and were approved and made after the end of the year; for 2005, the contributions were approved in advance by the board of directors and were made during the course of the year on a pay-period-by-pay-period basis. Employees may voluntarily participate in the thrift portion of the K-Tron Plan and authorize payroll deductions ranging from 1% to 50% of their

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
compensation. Related matching Company contributions are vested immediately. The board of directors authorized matching contributions of 100% of the first 6% of participants’ compensation for the K-Tron Plan employees for each of 2005, 2004 and 2003. The board of directors did not authorize any 2005, 2004 or 2003 contribution to the profit-sharing portion of the K-Tron Plan. Profit sharing contributions, if made, would vest over a five-year period.
For 2005, 2004 and 2003, the Penn Crusher Plan covered employees who worked for Penn Crusher or its subsidiary for at least one year and who voluntarily chose to participate in the Plan, and it authorized payroll deductions ranging from 1% to 50% of compensation with matching monthly contributions of 100% of the first 4% of participants’ compensation. These contributions were approved each year, in advance, by Penn Crusher’s board of directors.
Substantially all foreign employees participated in defined contribution group pension plans for 2005, 2004 and 2003. Contributions were paid by the employee and employer at percentages that varied according to age and other factors.
The Company expense associated with the thrift plans for 2005, 2004 and 2003 was $681,000, $657,000 and $668,000. The foreign pension expense for 2005, 2004 and 2003 was $1,037,000, $1,077,000 and $941,000.
(11)	Shareholders’ Equity

In 2001, the board of directors determined the rights on 50,000 shares of the authorized preferred stock as the Series B Junior Participating Preferred Shares (the Series B Preferred Shares). Each one one-hundredth of a share of the Series B Preferred Shares carries voting and dividend rights that are equivalent to one share of the common stock. The voting and dividend rights are subject to adjustment in the event of a dividend on common stock which is payable in common stock or any subdivisions or combinations with respect to the outstanding shares of common stock. The board of directors had not determined the rights on the remaining 950,000 shares of the authorized preferred stock as of December 31, 2005.

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

The Company’s 1986 Stock Option Plan, as amended (the “1986 plan”), expired in January 1996, and the last outstanding option grant under that plan was exercised in 2005. Key employees of the Company could be granted options to purchase shares of the Company’s common stock. These options could be either incentive stock options or nonqualified stock options. The Stock Option Committee under the 1986 plan determined the term of each option, but no option could be exercisable more than ten years from the date the option was granted. The Stock Option Committee also determined the option exercise price per share.

In 1996, the Company adopted the 1996 Equity Compensation Plan (the “1996 plan”), with features similar to the 1986 plan, except that the maximum number of shares that may be issued was 450,000. The 1996 plan also permits the awarding of restricted stock grants. The 1996 plan was amended in 1998, increasing

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
the maximum number of shares that may be issued to 600,000 and allowing nonemployee directors to receive grants thereunder at exercise prices equal to the fair market value of the underlying shares. The 1996 plan is administered by a Stock Option Committee selected by the board of directors.
With respect to incentive stock options, the exercise price must at least equal the fair market value of a share of common stock as of the date the option was granted.
A summary of the Company’s stock option and restricted stock grant activity for the plans referred to above for the three fiscal years ended December 31, 2005 is as follows:

		Weighted
		average option
	Outstanding	exercise price	Available
	shares	per share	shares
Balance, December 29, 2002	425,767	$14.01	191,169
Options granted	4,000	15.37	(4,000)
Cancelled	(5,750)	14.01	5,750
Exercised	(21,000)	13.51	—

Balance, January 3, 2004	403,017	14.05	192,919
Options granted	4,000	21.39	(4,000)
Restricted stock granted	24,000	—	(24,000)
Exercised	(81,850)	14.01	—

Balance, January 1, 2005	349,167	14.66	164,919
Options granted	4,000	30.34	(4,000)
Restricted stock granted	9,000	—	(9,000)
Cancelled	(750)	12.20	750
Exercised	(47,750)	15.63	—

Balance, December 31, 2005	313,667	15.17	152,669

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
During 2005 and 2004, the Company issued 9,000 and 24,000 shares of restricted common stock under the 1996 plan. The restricted stock vests on the four-year anniversary of the date of grant. Compensation expense related to the restricted stock is recognized ratably over the four years based on the fair value of the shares at date of grant, which was $30.34 per share in 2005 and $21.53 per share in 2004.

As of December 31, 2005, twenty-two employees and four nonemployee directors held options under the 1996 plan for an aggregate of 313,667 shares at exercise prices per share ranging from $12.20 to $30.34 and with a weighted average exercise price per share of $15.17. These options expire at varying times through 2015. Of the 313,667 shares subject to outstanding options as of December 31, 2005, 193,667 shares were exercisable with a weighted average exercise price per share of $16.31.

(12)	Shareholder Rights Plan

The Company has a Shareholder Rights Plan (the “Rights Plan”) that was adopted by the board of directors on October 16, 2001. The Rights Plan provides for the distribution as a dividend of one preferred stock purchase right (“a Right”) on each share of the Company’s common stock outstanding as of the close of business on October 29, 2001, and thereafter each share of the Company’s common stock will have a Right associated with it. The Rights expire on October 29, 2011, and each Right entitles a shareholder to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock upon the terms specified in the Rights Plan. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock, in each case without the approval of the Company’s board of directors.

(13)	Income Taxes

Following are the domestic and foreign components of income before income taxes:

	2005	2004	2003
	(In thousands)
United States	$8,456	$4,832	$2,581
Foreign	3,745	3,900	2,662

Income before income tax	$12,201	$8,732	$5,243

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
The income tax provision consists of the following:

	2005	2004	2003
	(In thousands)
Current:
Federal and state	$3,259	$1,085	$476
Foreign	1,292	861	542

Total current	4,551	1,946	1,018

Deferred:
Federal and state	247	211	502
Foreign	121	(35)	—

Total deferred	368	176	502

Total income tax provision	$4,919	$2,122	$1,520

Significant components of the deferred tax assets and liabilities at December 31, 2005 and January 1, 2005 are as follows:

	2005	2004
	(In thousands)
Deferred tax assets
Fixed assets and intangibles	$25	$116
Accrued liabilities	511	841
Net operating loss carry forwards	503	648
Inventory basis differences	435	744
Interest rate swap	—	12
Foreign tax credit carryforwards	177	—
Other	116	120

	1,767	2,481

Valuation allowance	(622)	(564)

Total assets	1,145	1,917

Deferred tax liabilities
Depreciation	(1,950)	(2,784)
Other	(676)	(224)

Total liabilities	(2,626)	(3,008)

Net deferred tax liability	$(1,481)	$(1,091)

Foreign and U.S. state operating loss carryforwards as of December 31, 2005 were $368,000 and $4,981,000. Foreign operating losses have an unlimited carryforward period. U.S. state operating losses expire at various times through 2014.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has established valuation allowances for all foreign and state net operating loss carryforwards and certain other deferred tax assets for which realization is dependent on future taxable earnings.
A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:

	2005	2004	2003
	(In thousands)
Income tax provision on income before income tax at statutory federal income tax rates	$4,148	$2,969	$1,783
Foreign tax rate differential	(304)	(294)	(303)
State tax net of federal benefit	340	186	177
U.S. and foreign permanent tax differences	(250)	6	(28)
Changes in valuation allowance	(96)	(256)	(49)
Increase (decrease) in tax reserve, net	190	(489)	—
Foreign cash repatriation rate differential	891	—	—
Other	—	—	(60)

Income tax provision	$4,919	$2,122	$1,520

The Company repatriated $10,000,000 of foreign earnings in the fourth quarter of 2005. A charge of $891,000 related to the repatriation was accrued in the fourth quarter of 2005 and is included in the income tax provision in the accompanying consolidated statement of income for 2005.

The Company reduced its tax reserve in 2004 following the settlement and closure of a tax audit in Germany and increased its tax reserve in 2005 primarily due to a provision for ongoing state tax audits.

(14)	Related Party Transactions

During 2005, 2004 and 2003, the Company sold equipment to two entities in which it has a cost method investment. Sales to these two entities during 2005, 2004 and 2003 were $1,839,000, $1,581,000 and $824,000, with $348,000, $457,000 and $427,000 in accounts receivable from these entities at December 31, 2005, January 1, 2005 and January 3, 2004.

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

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
The Company’s Basic and Diluted Earnings per Share are calculated as follows:

	Net income
	available
	to common		Earnings
	shareholders	Shares	per share
2005:
Basic	$7,282,000	2,555,000	$2.85
Common share equivalent of options issued	—	164,000	(0.17)

Diluted	$7,282,000	2,719,000	$2.68

2004:
Basic	$6,610,000	2,497,000	$2.65
Common share equivalent of options issued	—	116,000	(0.12)

Diluted	$6,610,000	2,613,000	$2.53

2003:
Basic	$3,723,000	2,437,000	$1.53
Common share equivalent of options issued	—	65,000	(0.04)

Diluted	$3,723,000	2,502,000	$1.49

Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. Such average number includes the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

(16)	Commitments and Contingencies

The Company leases certain office and plant facilities and equipment under noncancellable leases. These leases expire in periods ranging from one to seven years and, in certain instances, provide for purchase options.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
     As of December 31, 2005, future minimum payments under operating leases having noncancellable terms in excess of one year are summarized below (in thousands):

Operating
leases
2006	$1,200
2007	977
2008	660
2009	505
2010	97
Thereafter	110

$3,549

Rent expense for 2005, 2004 and 2003 was $1,242,000, $1,187,000 and $1,200,000.

The Company has employment contracts with seven executives. Except in one case when two years’ advance notice is required, these contracts may be terminated by the Company with one year’s advance notice. Under the agreements, each individual is guaranteed minimum compensation over the contract period. As of December 31, 2005, the estimated future obligation under these contracts if all of them were to be terminated was $2,069,000.

The Company in the normal course of business has commitments, lawsuits, contingent liabilities and claims. The Company does not expect that any sum it may have to pay in connection with these matters will have a material adverse effect on its consolidated financial position or results of operations.

(17)	Management Geographic Information

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

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
For years 2005, 2004 and 2003, the following table sets forth the Company’s geographic information:

	Americas	EMEA/Asia	Eliminations		Consolidated
	(In thousands)
2005:
Revenues:
Sales to unaffiliated customers	$73,748	$45,192	$		$118,940
Sales to affiliates	2,606	3,040		(5,646)	—

Total sales	76,354	48,232		(5,646)	118,940

Operating income	9,682	3,461		74	13,217
Interest expense					(1,016)

Income before income taxes					12,201

Capital expenditures	1,239	967			2,206
Depreciation and amortization expense	2,426	1,442			3,868
Total assets	59,902	29,208			89,110

2004:
Revenues:
Sales to unaffiliated customers	63,922	48,572			112,494
Sales to affiliates	3,406	3,281		(6,687)	—

Total sales	67,328	51,853		(6,687)	112,494

Operating income	6,271	3,669		(56)	9,884
Interest expense					(1,316)
Gain on sale of office building					164

Income before income taxes					8,732

Capital expenditures	1,083	518			1,601
Depreciation and amortization expense	2,446	1,616			4,062
Total assets	49,744	43,272			93,016

2003:
Revenues:
Sales to unaffiliated customers	55,730	38,946			94,676
Sales to affiliates	2,518	2,734		(5,252)	—

Total sales	58,248	41,680		(5,252)	94,676

Operating income	4,577	2,211		45	6,833
Interest expense					(1,590)

Income before income taxes					5,243

Capital expenditures	1,645	1,666			3,311
Depreciation and amortization expense	1,621	1,252			2,873
Total assets	46,719	36,362			83,081

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, January 1, 2005 and January 3, 2004
For years 2005, 2004 and 2003, the following table sets forth revenues from external customers:

	2005	2004	2003
	(In thousands)
Americas
U.S.	$62,808	$54,064	$48,802
All others	10,940	9,858	6,928

Total	73,748	63,922	55,730

EMEA/Asia
France	4,525	4,272	3,321
Germany	8,728	8,003	6,005
All others	31,939	36 297	29,620

Total	45,192	48,572	38,946

	$118,940	$112,494	$94,676

(18)	Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly financial data for 2005 and 2004 (in thousands, except per share data):

	2005 by quarter
	First	Second	Third	Fourth
Revenues	$28,552	$30,224	$30,803	$29,361
Gross profit	11,951	12,836	12,555	12,654
Net income	1,643	1,916	1,990	1,733
Basic earnings per share	0.65	0.75	0.77	0.68
Diluted earnings per share	0.61	0.71	0.73	0.63

	2004 by quarter
	First	Second	Third	Fourth
Revenues	$26,321	$27,062	$28,644	$30,467
Gross profit	11,184	11,350	11,304	12,561
Net income	1,422	1,389	1,562	2,237
Basic earnings per share	0.58	0.56	0.62	0.88
Diluted earnings per share	0.55	0.53	0.59	0.84

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Financial Statement Schedule

Schedule II
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2005, January 1, 2005 and January 3, 2004

	Balance at	Additions			Balance
	beginning	charged			at end
	of period	to income		Deductions(1)	of period
Fiscal year ended December 31, 2005
Allowance for doubtful accounts	$751,000	$121,000		$190,000	$682,000

Fiscal year ended January 1, 2005
Allowance for doubtful accounts	$820,000	$134,000		$203,000	$751,000

Fiscal year ended January 3, 2004
Allowance for doubtful accounts	$716,000	$285,000	(2)	$181,000	$820,000

(1)	Accounts written off less recoveries, net of foreign exchange translation adjustment.

(2)	$162,000 charged to income plus $123,000 allowance for doubtful accounts of acquired business.
See accompanying reports of independent registered public accounting firm.

S-1

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Basic Agreement regarding the Assignment of Assets of the Hasler Division between K-Tron (Suisse) SA and MJ Entreprises SA dated July 31, 2001 (Filed as Exhibit 2.1 to our report on Form 10-Q for the quarterly period ended September 29, 2001 and incorporated herein by reference)

2.2	Stock Purchase Agreement dated January 2, 2003 by and among John D. Whalen, Donald J. Carrozzino, Frank Wallitsch, Jr. and Nancy S. Hansen and PCC Acquisition Co. (Filed as Exhibit 2.1 to our report on Form 8-K dated January 2, 2003 and filed with the Securities and Exchange Commission on January 15, 2003 (“January 2003 Form 8-K”) and incorporated herein by reference)

3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 (“1998 Form 10-K”) and incorporated herein by reference)

3.2	By-laws, as amended (Filed as Exhibit 3.2 to our annual report on Form 10-K for the year ended December 29, 2001 (“2001 Form 10-K”) and incorporated herein by reference)

4.1	Form of Certificate for Shares of Common Stock (Filed as Exhibit 4.1 to the 1998 Form 10-K and incorporated herein by reference)

4.2	Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K dated October 16, 2001 and incorporated herein by reference)

10.1	1986 Stock Option Plan, as amended and restated (Filed as Exhibit 10.2.1 to our annual report on Form 10-K for the year ended January 4, 1992 (“1991 Form 10-K”) and incorporated herein by reference)**

10.2	K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.3	Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.4 to the 2001 Form 10-K and incorporated herein by reference)**

10.4	K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the 1991 Form 10-K and incorporated herein by reference)**

10.5	Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**

Exhibit
Number	Description
10.6	Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**

10.7	Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick (Filed as Exhibit 10.9 to our annual report on Form 10-K for the year ended January 1, 2000 (“1999 10-K”) and incorporated herein by reference)**

10.8	Form of Employment Agreement with certain of our employees listed on Schedule 10.12, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.9	Form of Indemnification Agreement with certain of our directors and officers listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to the 1999 Form 10-K and incorporated herein by reference)**

10.9A	Supplement to Schedule 10.11, listing additional directors and officers who are parties to an Indemnification Agreement referenced in Exhibit 10.9. (Filed as Exhibit 10.11A to the 2001 Form 10-K and incorporated herein by reference)

10.10	Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.15 to the 1999 Form 10-K and incorporated herein by reference)

10.11	Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit 10.16 to the 1999 Form 10-K and incorporated herein by reference)

10.12	Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.17 to the 1999 Form 10-K and incorporated herein by reference)

10.13	Loan Modification Agreement dated July 9, 2002 between K-Tron America, Inc. and The Bank (formerly The Bank of Gloucester County) (Filed as Exhibit 10.14 to our annual report on Form 10-K for the year ended December 28, 2002 and incorporated herein by reference)

10.14	Note dated December 20, 2002 from K-Tron America, Inc. in favor of The Bank (Filed as Exhibit 10.3 to the January 2003 Form 8-K and incorporated herein by reference)

10.15	Loan Modification Agreement dated December 20, 2002 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.4 to the January 2003 Form 8-K and incorporated herein by reference)

Exhibit
Number	Description
10.16	Loan Modification Agreement dated July 9, 2003 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 2003 and incorporated herein by reference)

10.17	Loan Modification Agreement dated December 31, 2003 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.17 to our annual report on Form 10-K for the year ended January 3, 2004 and incorporated herein by reference)

10.18	Note dated June 9, 2004 from K-Tron International, Inc. in favor of The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended July 3, 2004 (“July 2004 Form 10-Q”) and incorporated herein by reference)

10.19	Loan Modification/Renewal Agreement dated June 9, 2004 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.2 to the July 2004 Form 10-Q and incorporated herein by reference)

10.20	Loan Modification Agreement dated July 5, 2005 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 1, 2005 and incorporated herein by reference)

10.21	Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to the January 2003 Form 8-K and incorporated herein by reference)

10.22	Amendment No. 1 dated May 12, 2003 to Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended June 28, 2003 and incorporated herein by reference)

10.23	Amendment No. 2 dated as of June 28, 2005 to Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended July 2, 2005 and incorporated herein by reference)

21.1	Subsidiaries*

23.1	Consent of Grant Thornton LLP*

24.1	Power of Attorney (Included on Signature Page)*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit