Form 10-Q
period 2006-04-01
K TRON INTERNATIONAL INC
filed 2006-05-15
CIK 20

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐            Accelerated Filer ☐            Non-Accelerated Filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The Registrant had 2,590,759 shares of Common Stock outstanding as of May 8, 2006.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets April 1, 2006 (Unaudited) and December 31, 2005	1

	Consolidated Statements of Income and Retained Earnings (Unaudited) for the Three Months Ended April 1, 2006 and April 2, 2005	2

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended April 1, 2006 and April 2, 2005	3

	Notes to Consolidated Financial Statements (Unaudited)	4 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13 – 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19 – 20

Item 4.	Controls and Procedures.	20

PART II.	OTHER INFORMATION

Item 6.	Exhibits.	21

SIGNATURES		22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Per Share Data)

	(Unaudited)
	April 1,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,499	$15,051
Restricted cash	269	—
Accounts receivable, net of allowance for doubtful accounts of $862 and $682	21,385	18,168
Inventories, net	18,523	15,235
Deferred income taxes	1,403	1,033
Prepaid expenses and other current assets	2,423	2,019

Total current assets	49,502	51,506

PROPERTY, PLANT AND EQUIPMENT, net	25,934	22,271
PATENTS, net	1,532	1,577
GOODWILL	3,779	2,053
OTHER INTANGIBLES, net	13,315	9,739
NOTES RECEIVABLE AND OTHER ASSETS	1,667	1,852
DEFERRED INCOME TAXES	423	112

Total assets	$96,152	$89,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,283	$4,316
Accounts payable	8,076	6,025
Accrued expenses and other current liabilities	4,511	6,526
Accrued commissions	2,435	2,297
Customer advances	3,363	1,704
Income taxes payable	3,604	3,421
Deferred income taxes	1,652	1,652

Total current liabilities	27,924	25,941

LONG-TERM DEBT, net of current portion	12,648	12,675
DEFERRED INCOME TAXES	3,418	974
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES, $.01 par value — authorized 50,000 shares; none issued	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value — authorized 950,000 shares; none issued	—	—
Common stock, $.01 par value — authorized 50,000,000 shares; issued 4,582,333 shares and 4,578,166 shares	46	46
Paid-in capital	19,174	19,082
Retained earnings	58,700	56,383
Accumulated other comprehensive income	1,756	1,523

	79,676	77,034
Treasury stock, 2,002,574 shares — at cost	(27,514)	(27,514)

Total shareholders’ equity	52,162	49,520

Total liabilities and shareholders’ equity	$96,152	$89,110

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
REVENUES:
Equipment and parts	$30,178	$26,959
Services and freight	1,936	1,893

Total revenues	32,114	28,552

COST OF REVENUES:
Equipment and parts	17,037	14,729
Services and freight	1,926	1,872

Total cost of revenues	18,963	16,601

Gross profit	13,151	11,951
OPERATING EXPENSES:
Selling, general and administrative	8,870	8,495
Research and development	585	665

	9,455	9,160

Operating income	3,696	2,791

INTEREST (EXPENSE)	(156)	(263)

Income before income taxes	3,540	2,528

INCOME TAX PROVISION	1,223	885

NET INCOME	2,317	1,643

RETAINED EARNINGS:
Beginning of period	56,383	49,101

End of period	$58,700	$50,744

EARNINGS PER SHARE:
Basic	$0.90	$0.65

Diluted	$0.84	$0.61

Weighted average common shares outstanding	2,578,000	2,535,000

Weighted average common and common equivalent shares outstanding	2,771,000	2,693,000

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
OPERATING ACTIVITIES:
Net income	$2,317	$1,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,045	1,045
Amortization of non-cash compensation	49	32
Deferred income taxes	(87)	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	(671)	3,097
Inventories, net	(935)	(982)
Prepaid expenses and other current assets	(218)	(329)
Other assets	230	58
Accounts payable	627	791
Accrued expenses and other current liabilities	(1,354)	(3,797)

Net cash provided by operating activities	1,003	1,558

INVESTING ACTIVITIES:
Business acquired net of cash received	(7,116)	—
Capital expenditures	(229)	(474)
Other	—	(13)

Net cash used in investing activities	(7,345)	(487)

FINANCING ACTIVITIES:
Net (repayments) borrowings under lines of credit	(355)	95
Principal payments on long-term debt	(2,707)	(1,540)
Proceeds from issuance of common stock	92	169

Net cash used in financing activities	(2,970)	(1,276)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	29	(554)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,283)	(759)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	15,051	12,443

End of period	$5,768	$11,684

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2006
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. All references to the first quarter or first three months of 2006 or 2005 mean the fiscal quarter or thirteen-week period ended April 1, 2006 or April 2, 2005.

The unaudited financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005 which was previously filed with the Securities and Exchange Commission (the “SEC”).

Certain reclassifications were made to the prior year’s consolidated financial statements to conform them to the current year presentation.

2.	Acquisition

On March 3, 2006, the Company purchased all of the outstanding stock of J.M.J. Industries, Inc., which operates its business under the tradename Gundlach, and the results of that company (now known as Gundlach Equipment Corporation) have been included in the Company’s consolidated financial statements since that date. The purchase price was $9,154,500, of which $6,154,500 was paid in cash and $3,000,000 by delivery of an unsecured promissory note bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. The Company also paid off all of the acquired company’s bank debt, which amounted to approximately $1,347,000. The Company did not borrow any money in connection with either the acquisition or the payoff of the bank debt. The excess of the purchase price over the carrying value of the identifiable net assets acquired was $6,723,000, which was allocated as follows:

	Intangible Useful Life	April 1, 2006
		(in thousands)
Property, plant and equipment	—	$1,347
Goodwill	Indefinite	1,726
Customer relationships	15 Years	1,500
Drawings	25 Years	1,430
Tradenames	Indefinite	720

		$6,723

The total purchase price of $10,501,500 (including the payoff of debt) was allocated as follows:

(in thousands)
Cash	$389
Accounts receivable	2,476
Inventories	2,313
Other current assets	175
Property, plant and equipment	4,287
Goodwill	1,726
Customer relationships	1,500
Drawings	1,430
Tradenames	720
Accounts payable	(502)
Accrued expenses and other current liabilities	(2,248)
Deferred taxes	(1,764)

$10,502

Customer relationships, drawings and tradenames are included in other intangibles in the consolidated balance sheet.

3.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued the final revised version of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Effective January 1, 2006, the Company adopted SFAS No. 123(R). Beginning January 1, 2006, the Company recognizes compensation expense related to share-based payments on a straight-line basis over the requisite service period for share-based payment awards granted on or after January 1, 2006. For unvested awards granted prior to the effective date of the Company’s adoption of SFAS No. 123(R), the Company recognizes compensation expense in the same manner as was used in its income statement or for pro forma disclosures prior to the effective date of its adoption of SFAS No. 123(R). See Note 10 for more information regarding the adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective January 1, 2006. The adoption did not have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”. Accounting Principles Board (“APB”) Opinion No. 29 requires a nonmonetary exchange of assets to be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception”, which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 effective January 1, 2006. The adoption did not have a material impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company adopted SFAS No.154 effective January 1, 2006. The adoption did not have a material impact on the consolidated financial statements.

4.	Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid for interest in the three-month periods ended April 1, 2006 and April 2, 2005 was $213,000 and $284,000 and for income taxes was $1,346,000 and $1,428,000.

As part of the acquisition discussed in Note 2 above, the Company issued $3,000,000 in an unsecured promissory note for the benefit of the sellers of the stock of J.M.J. Industries, Inc.

5.	Inventories

Inventories consist of the following:

	April 1,	December 31,
	2006	2005
	(in thousands)
Components	$15,472	$13,216
Work-in-process	4,218	2,850
Finished goods	—	81
Inventory reserves	(1,167)	(912)

	$18,523	$15,235

6.	Intangible Assets

Intangible assets consist of the following:

	April 1, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Amortized intangible assets
Patents	$2,815	$1,283	$2,815	$1,238
Drawings	4,980	395	3,550	355
Customer relationships	6,398	278	4,898	244

	$14,193	$1,956	$11,263	$1,837

Unamortized intangible assets
Trademarks and tradenames	$2,610		$1,890

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition) over the expected periods of benefit, which range from 17 to 50 years. The weighted average life of the amortizable assets is 32 years. The amortization expense of intangible assets for the three-month periods ended April 1, 2006 and April 2, 2005 was $119,000 and $104,000.

7.	Accrued Warranty

The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and otherwise as believed needed, and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the three-month periods ended April 1, 2006 and April 2, 2005.

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(in thousands)
Beginning balance	$989	$1,257
Accrued warranty of acquired business	150	—
Accrual of warranty expense	276	336
Warranty costs incurred	(223)	(379)
Foreign exchange adjustment	3	(24)

Ending balance	$1,195	$1,190

8.	Long-Term Debt

Long-term debt consists of the following, with the annual interest rates shown being those in effect on April 1, 2006:

	April 1,	December 31,
	2006	2005
	(in thousands)
U.S. mortgage, interest at 6.45%	$1,687	$1,731
U.S. line of credit, interest at 7.00%	450	805
U.S. term notes, interest at 5.00% to 6.48%	14,603	14,266
Other	191	189

	16,931	16,991
Less current portion	(4,283)	(4,316)

	$12,648	$12,675

9.	Earnings Per Share

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

The Company’s Basic and Diluted Earnings Per Share are calculated as follows:

	For the Three Months Ended April 1, 2006
(Dollars and Shares in Thousands
except Per Share Data)	Net Income Available
	To Common		Earnings
	Shareholders	Shares	Per Share
Basic	$2,317	2,578	$0.90

Common Share Equivalent of Outstanding Options	—	193	(0.06)

Diluted	$2,317	2,771	$0.84

	For the Three Months Ended April 2, 2005
(Dollars and Shares in Thousands
except Per Share Data)	Net Income Available
	To Common		Earnings
	Shareholders	Shares	Per Share
Basic	$1,643	2,535	$0.65

Common Share Equivalent of Outstanding Options	—	158	(0.04)

Diluted	$1,643	2,693	$0.61

The Company’s Diluted Earnings Per Share values shown in the preceding table are based on the weighted average number of common and common equivalent shares outstanding during a given time period. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon the exercise of stock options after the assumed repurchase of common shares with the related proceeds.

10.	Share-Based Compensation

The Company adopted SFAS No.123(R) effective January 1, 2006. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock options using the intrinsic value method of APB Opinion No. 25, and it did not recognize compensation expense in its income statement for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. However, the Company did record compensation expense related to restricted stock grants based on the market value of its stock at the date of grant and the vesting period of the grant. As required by SFAS No. 123, the Company also provided certain pro forma disclosures for stock option awards as if the fair value-based approach of SFAS No. 123 had been applied.

The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the Company will apply the provisions of SFAS No. 123(R)

to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Additionally, for unvested awards granted prior to the effective date of the Company’s adoption of SFAS No. 123(R) which have not been fully expensed in prior years, either in the Company’s income statement or in pro forma disclosures in the notes thereto, the Company will recognize compensation expense in the same manner as was used in its income statement or for pro forma disclosures prior to the effective date of its adoption of SFAS No. 123(R).

The pre-tax cost for stock option employee compensation was approximately $31,000 ($19,000 after tax) for the first three months of 2006. As a result of the adoption of SFAS No. 123(R), the Company’s financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

Three Months Ended
April 1, 2006
(in thousands, except per share)
Income from continuing operations before income taxes	$31

Net income	$19

Basic earnings per share	$0.01

Diluted earnings per share	$0.01
As of April 1, 2006, the remaining prospective pre-tax cost of unvested stock option employee compensation was approximately $31,000, which will be expensed in the second quarter of 2006.

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option employee compensation for the three-month period ended April 2, 2005:

Three Months Ended
April 2,
2005
(in thousands, except per share)
Net income — as reported	$1,643
Deduct stock option employee compensation expense determined, net of related tax effect	(26)

Net income — pro forma	$1,617

Basic earnings per share — as reported	$0.65
Basic earnings per share — pro forma	0.64
Diluted earnings per share — as reported	0.61
Diluted earnings per share — pro forma	0.60

There were no options granted for the three months ended April 1, 2006 and April 2, 2005.

11.	Comprehensive Income

Comprehensive income is the total of net income, the change in the unrealized gain or loss on the Company’s interest rate swap, net of tax, and the change in foreign currency translation adjustments, all for a given period, which are the Company’s only non-owner changes in equity. For the three-month periods ended April 1, 2006 and April 2, 2005, the following table sets forth the Company’s comprehensive income:

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(in thousands)
Net income	$2,317	$1,643
Unrealized gain on interest rate swap, net of tax	—	34
Foreign currency translation gain (loss)	233	(1,676)

Comprehensive income	$2,550	$1

12.	Management Geographic Information

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

For the three-month periods ended April 1, 2006 and April 2, 2005, the following table sets forth the Company’s geographic information:

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED April 1, 2006
Revenues
Sales to unaffiliated customers	$20,889	$11,225	$—	$32,114
Sales to affiliates	678	730	(1,408)	—

Total sales	$21,567	$11,955	$(1,408)	$32,114

Operating income	$2,886	$840	$(30)	$3,696

Interest expense				(156)

Income before income taxes				$3,540

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED April 2, 2005
Revenues
Sales to unaffiliated customers	$17,113	$11,439	$—	$28,552
Sales to affiliates	753	755	(1,508)	—

Total sales	$17,866	$12,194	$(1,508)	$28,552

Operating income	$2,399	$362	$30	$2,791

Interest expense				(263)

Income before income taxes				$2,528

For the three-month periods ended April 1, 2006 and April 2, 2005, the following table sets forth revenues from external customers:

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(in thousands)
Americas
U.S.	$17,712	$14,694
All others	3,177	2,419

Total	20,889	17,113

EMEA/Asia
China	1,228	211
Germany	2,425	1,820
United Kingdom	2,226	2,421
All others	5,346	6,987

Total	11,225	11,439

	$32,114	$28,552

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     We are engaged in one principal business segment — material handling equipment and systems. We operate in two primary geographic locations — North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”).
     Within the material handling equipment and systems segment, we have two main business lines, which are our process and size reduction business lines. The process business line is a combination of our former feeder and pneumatic conveying business lines.
     On March 3, 2006, we purchased all of the outstanding stock of J.M.J. Industries, Inc., which operates its business under the tradename Gundlach. The purchase price was $9,154,500, of which $6,154,500 was paid in cash and $3,000,000 by delivery of an unsecured promissory note bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. We also paid off all of the acquired company’s bank debt, which amounted to approximately $1,347,000. We did not borrow any money in connection with either the acquisition or the payoff of the bank debt. The Gundlach operation is part of our size reduction business line.
     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the first quarter or first three months of 2006 or 2005 mean the fiscal quarter or thirteen-week period ended April 1, 2006 or April 2, 2005.
Critical Accounting Policies and Estimates; Recent Accounting Standards
     Management’s discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2005 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The preparation of those financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those estimates.
     Our critical accounting policies and estimates are described in Management’s Discussion and Analysis included in our 2005 Form 10-K. There have been no changes in these accounting policies.
     Our significant accounting policies are described in Note 2 to our 2005 consolidated financial statements. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2005 consolidated financial statements. We did not adopt any accounting policy in the first three months of 2006 that had a material impact on our financial condition, liquidity or results of operations.
Results of Operations
Overview
     For the first three months of 2006, we reported revenues of $32,114,000 and net income of $2,317,000, compared to revenues of $28,552,000 and net income of $1,643,000 for the same period in 2005. We believe that the increases in our revenues and net income in the first three months of 2006 compared to the same period in 2005 were primarily the result of (1) stronger business conditions and increased spending by customers in the Americas, (2) improved margins in our process business line in EMEA/Asia and (3) the contribution from one month of operations of our newly acquired Gundlach business, which more than offset the negative effect of a stronger U.S. dollar in the first quarter of 2006 versus the same period in 2005 on the translation of the revenues and profits of our foreign operations into U.S. dollars. Our effective tax rate for the first three months of 2006 and 2005 was 34.5% and 35.0%.
Foreign Exchange Rates
     We are an international company, and we derived 35.0% and 40.1% of our revenues for the first three months of 2006 and 2005 from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.
     Since we receive substantial revenues from activities in foreign jurisdictions, our results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, euro and British pound sterling and, to a lesser degree, the Singapore dollar and other currencies. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, we generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. In particular, a general weakening of the U.S. dollar against other currencies would positively affect our non-U.S. dollar revenues, gross profit and operating income as expressed in U.S. dollars (provided that the gross profit and operating income numbers from foreign operations are not losses, since in the case of a loss, the effect would be to increase the loss), whereas a general strengthening of the U.S. dollar against such currencies would have the opposite effect. In addition, our revenues and income with respect to particular transactions may be affected by changes in foreign exchange rates where sales are made in currencies other than the functional currency of the facility manufacturing the product subject to the sale.

     For the first three months of 2006 and 2005, the changes in certain key foreign exchange rates affecting us were as follows:

	Three Months Ended
	April 1,		April 2,
	2006		2005
Average U.S. dollar equivalent of one Swiss franc	0.771		0.845
% change vs. prior year		-8.8%

Average U.S. dollar equivalent of one euro	1.204		1.312
% change vs. prior year		-8.2%

Average U.S. dollar equivalent of one British pound sterling	1.754		1.891
% change vs. prior year		-7.2%

Average Swiss franc equivalent of one euro	1.561		1.553
% change vs. prior year		0.1%

Average Swiss franc equivalent of one British pound sterling	2.275		2.238
% change vs. prior year		1.7%
Presentation of Results and Analysis
     The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended
	April 1,	April 2,
	2006	2005
Total revenues	100.0%	100.0%

Cost of revenues	59.1	58.1

Gross profit	40.9	41.9

Selling, general and administrative	27.6	29.8

Research and development	1.8	2.3

Operating income	11.5	9.8

Interest income (expense)	(0.5)	(0.9)

Income before income taxes	11.0%	8.9%

     The following table sets forth our backlog at the end of the periods indicated:

	April 1, 2006	December 31, 2005	April 2, 2005
Backlog (at April 1, 2006 exchange rates, in thousands of dollars)	$40,250	$25,023	$25,148

     Total revenues increased by $3,562,000 or 12.5% in the first quarter of 2006 compared to the same period in 2005. We believe that this increase was primarily attributable to (1) stronger business conditions and increased spending by customers in the Americas, and (2) the contribution from one month of operations of our newly acquired Gundlach business, which more than offset the $1,029,000 negative effect of a stronger U.S. dollar in the first quarter of 2006 on the translation of the revenues of our foreign operations into U.S. dollars.
     Gross profit as a percentage of total revenues decreased to 40.9% in the first quarter of 2006 from 41.9% for the same period in 2005. We believe that this decrease primarily reflected a change in the sales mix of the products and services that we sold in these periods. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in the size reduction business line generally carry a higher gross margin than do sales of equipment within that line.
     Selling, general and administrative expenses increased by $375,000 or 4.4% in the first quarter of 2006 compared to the same period in 2005. We believe that this increase was primarily the result of the inclusion of one month of operations of our newly acquired Gundlach business, higher sales commissions related to increased revenues and a higher bonus accrual, which increases were partially offset by reduced expenses in our process business lines in EME/Asia and by the favorable effect of a stronger U.S. dollar on the translation of foreign costs into U.S. dollars.
     Research and development (“R&D”) expense decreased by $80,000 or 12.0% in the first quarter of 2006 compared to the same period in 2005. This decrease was primarily due to reduced staff and the favorable effect of a stronger U.S. dollar versus the Swiss franc on the translation of Swiss R&D costs into U.S. dollars.
     Interest expense decreased by $107,000 or 40.7% in the first quarter of 2006 compared to the same period in 2005. This decrease was the result of lower debt levels in 2006 and an increase in interest income on cash equivalents, partially offset by higher interest rates on some of our debt.
     Income before income taxes was $3,540,000 in the first quarter of 2006 compared to $2,528,000 for the same period in 2005. This increase of $1,012,000 was primarily the net result of the items discussed above.
     The income tax provisions for the first quarters of 2006 and 2005 were $1,223,000 and $885,000, and the overall effective tax rates were 34.5% and 35.0%.
     Our backlog at constant foreign exchange rates increased by $15,227,000 or 60.9% at the end of the first quarter of 2006 compared with year-end 2005, from $25,023,000 to $40,250,000.

Our backlog at constant foreign exchange rates increased by $15,102,000 or 60.1% at the end of the first quarter of 2006 compared to the end of the first quarter of 2005, from $25,148,000 to $40,250,000. These increases were primarily the result of two large first quarter 2006 orders received by our process business line in EMEA/Asia (approximately $9,450,000) and the addition of the Gundlach business. While we normally expect a significant part of our backlog to be shipped within 120 days, the two large first quarter orders referred to above are not expected to be shipped before the fourth quarter of 2006 and one of them may not be shipped until the first quarter of 2007, which means they will remain in our backlog for most of 2006.
Liquidity and Capital Resources
Capitalization
     Our capitalization at the end of the first quarter of 2006 and at the end of fiscal years 2005 and 2004 is summarized below:

	April 1,	December 31,	January 1,
(Dollars in Thousands)	2006	2005	2005
Short-term debt, including current portion of long-term debt	$4,283	$4,316	$4,185
Long-term debt	12,648	12,675	18,598

Total debt	16,931	16,991	22,783
Shareholders’ equity	52,162	49,520	45,559

Total debt and shareholders’ equity (total capitalization)	$69,093	$66,511	$68,342

Percent total debt to total capitalization	25%	26%	33%
Percent long-term debt to equity	24%	26%	41%
Percent total debt to equity	32%	34%	50%
     The average annual interest rate on total debt at April 1, 2006 was 5.7%.
     Total debt decreased by $60,000 in the first three months of 2006 ($62,000 at constant foreign exchange rates). At April 1, 2006, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $8,100,000 of unused borrowing capacity under our U.S. loan agreements and $9,300,000 of unused borrowing capacity under our foreign loan agreements.
Other Items
     At April 1, 2006, working capital was $21,578,000 compared to $25,565,000 at December 31, 2005, and the ratio of current assets to current liabilities at those dates was 1.77 and 1.99.
     In the first three months of 2006 and 2005, we utilized internally generated funds and our lines of credit to meet our working capital needs.
     Net cash provided by operating activities was $1,003,000 in the first three months of 2006 compared to $1,558,000 in the same period of 2005. This $555,000 decrease in operating cash flow was primarily due to an increase in accounts receivable, partially offset by higher net income and a lower reduction in accrued expenses, in each case in this year’s first quarter versus last year’s first quarter.
     Net cash used in investing activities in the first three months of 2006 was primarily for the acquisition of Gundlach and capital additions, while net cash used in investing activities in the first three months of 2005 was primarily for capital additions.
     Net cash used in financing activities in the first three months of 2006 and 2005 was primarily for net reductions in debt.
     Of the total increase in shareholders’ equity of $2,642,000 in the first three months of 2006 compared to year-end 2005, $2,317,000 was from net income, $92,000 was from the issuance of common stock pursuant to restricted stock grants and the exercise of stock options and $233,000 was from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars, between the beginning and the end of the three-month period.
Future Payments Under Contractual Obligations
     We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in our 2005 Form 10-K, except for the addition of a $3,000,000 unsecured promissory note related to the Gundlach acquisition bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010, a $1,700,000 principal prepayment of bank debt due in 2008 and a $355,000 reduction in the balance due in 2007 under a revolving line of credit. Refer to Notes 9 and 16 to the consolidated financial statements in the 2005 Form 10-K for additional information on long-term debt and commitments and contingencies.
Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors.” in our 2005 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2005 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects”, “anticipates”,

“intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include, but are not limited to, statements regarding the effect of changes in foreign exchange rates on our business and the expected shipment dates for two recently booked larger orders. We undertake no obligation to revise or update publicly any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are currently exposed to certain market risks related to (i) fluctuations in foreign exchange rates and (ii) interest rate changes.
Foreign Exchange Rate Risk
     The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Swiss franc, the U.S. dollar versus the euro, the U.S. dollar versus the British pound sterling, the Swiss franc versus the euro and the Swiss franc versus the British pound sterling. We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. Foreign currency debt is used as necessary in Switzerland and the United Kingdom where we do business, thereby reducing any net asset value exposure. In addition, foreign cash balances in currencies other than the Swiss franc are limited in amount in order to manage the transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary.
     As of April 1, 2006, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax income of approximately $551,000, or 16% of first quarter 2006 pre-tax income. This hypothetical reduction on transactional exposures is based on the differences between the April 1, 2006 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments (“TA”) within the accumulated other comprehensive income component of shareholders’ equity on our balance sheet. Using the example above, a hypothetical change in TA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation shows that shareholders’ equity would be reduced by approximately $1,992,000, or 3.8% of our April 1, 2006 shareholders’ equity of $52,162,000.

Interest Rate Risk
     We have several credit facilities or loans that require us to pay interest at an annual rate that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as through the use of an interest rate swap. As of April 1, 2006, we had total debt of $16,931,000, $8,280,000 of which was subject to fixed interest rates which ranged from 5.00% to 6.45%, $4,464,000 of which was subject to variable interest rates which ranged from 6.48% to 7.00% and $4,187,000 of which was variable rate debt subject to an interest rate swap with the result that the interest rate was fixed at 5.11%. A 100 basis point increase in interest rates on the $4,464,000 of variable rate debt would increase annual interest expense by approximately $45,000.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, since we acquired the Gundlach business on March 3, 2006, our ability to effectively apply our disclosure controls and procedures to the acquired business is inherently limited by the short period of time that we have had to evaluate the operation since the acquisition.
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

K-TRON INTERNATIONAL, INC.

Date: May 15, 2006	By:	RONALD R. REMICK

Ronald R. Remick
Senior Vice President & Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

	By:	ALAN R. SUKONECK

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