Form 10-Q
period 2006-07-01
K TRON INTERNATIONAL INC
filed 2006-08-07
CIK 20

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐            No ☑
The Registrant had 2,611,549 shares of Common Stock outstanding as of August 4, 2006.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Per Share Data)

	(Unaudited)
	July 1,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,108	$15,051
Restricted cash	221	—
Accounts receivable, net of allowance for doubtful accounts of $844 and $682	22,442	18,168
Inventories, net	19,980	15,235
Deferred income taxes	1,435	1,033
Prepaid expenses and other current assets	2,522	2,019

Total current assets	55,708	51,506

PROPERTY, PLANT AND EQUIPMENT, net	26,899	22,271
PATENTS, net	1,521	1,577
GOODWILL	3,779	2,053
OTHER INTANGIBLES, net	13,216	9,739
NOTES RECEIVABLE AND OTHER ASSETS	1,873	1,852
DEFERRED INCOME TAXES	426	112

Total assets	$103,422	$89,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,361	$4,316
Accounts payable	8,287	6,025
Accrued expenses and other current liabilities	7,444	6,526
Accrued commissions	2,573	2,297
Customer advances	3,578	1,704
Income taxes payable	3,297	3,421
Deferred income taxes	1,652	1,652

Total current liabilities	31,192	25,941

LONG-TERM DEBT, net of current portion	11,127	12,675
DEFERRED INCOME TAXES	3,418	974
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES, $.01 par value – authorized 50,000 shares; none issued	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value – authorized 950,000 shares; none issued	—	—
Common stock, $.01 par value – authorized 50,000,000 shares; issued 4,614,123 shares and 4,578,166 shares	46	46
Paid-in capital	20,006	19,082
Retained earnings	62,056	56,383
Accumulated other comprehensive income	3,091	1,523

	85,199	77,034
Treasury stock, 2,002,574 shares – at cost	(27,514)	(27,514)

Total shareholders’ equity	57,685	49,520

Total liabilities and shareholders’ equity	$103,422	$89,110

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
REVENUES:
Equipment and parts	$34,436	$28,182	$64,614	$54,841
Services and freight	2,325	2,042	4,261	3,935

Total revenues	36,761	30,224	68,875	58,776

COST OF REVENUES:
Equipment and parts	18,375	15,558	35,412	30,287
Services and freight	2,121	1,830	4,047	3,702

Total cost of revenues	20,496	17,388	39,459	33,989

Gross profit	16,265	12,836	29,416	24,787

OPERATING EXPENSES:
Selling, general and administrative	10,321	8,908	19,191	17,403
Research and development	588	686	1,173	1,351

	10,909	9,594	20,364	18,754

Operating income	5,356	3,242	9,052	6,033

INTEREST EXPENSE, net of interest income	210	259	366	522

Income before income taxes	5,146	2,983	8,686	5,511

INCOME TAX PROVISION	1,790	1,067	3,013	1,952

NET INCOME	3,356	1,916	5,673	3,559

RETAINED EARNINGS:
Beginning of period	58,700	50,744	56,383	49,101

End of period	$62,056	$52,660	$62,056	$52,660

EARNINGS PER SHARE:
Basic	$1.29	$0.75	$2.19	$1.40

Diluted	$1.20	$0.71	$2.04	$1.32

Weighted average common shares outstanding (basic)	2,597,000	2,550,000	2,587,000	2,543,000

Weighted average common and common equivalent shares outstanding (diluted)	2,796,000	2,714,000	2,777,000	2,699,000

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2006	2005
OPERATING ACTIVITIES:
Net income	$5,673	$3,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,238	2,084
Amortization of non-cash compensation	118	76
Deferred income taxes	(36)	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	(1,069)	1,926
Inventories, net	(2,001)	(2,060)
Prepaid expenses and other current assets	(140)	(45)
Other assets	297	116
Accounts payable	1,460	(229)
Accrued expenses and other current liabilities	149	(1,830)

Net cash provided by operating activities	6,689	3,597

INVESTING ACTIVITIES:
Business acquired net of cash received	(7,116)	—
Capital expenditures	(1,615)	(861)
Other	(35)	(14)

Net cash used in investing activities	(8,766)	(875)

FINANCING ACTIVITIES:
Net repayments under lines of credit	(804)	(700)
Principal payments on long-term debt	(3,713)	(2,531)
Proceeds from issuance of common stock	460	312

Net cash used in financing activities	(4,057)	(2,919)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	412	(1,342)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,722)	(1,539)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	15,051	12,443

End of period	$9,329	$10,904

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2006
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. All references to the second quarter or first six months of 2006 or 2005 mean the fiscal 13-week or 26-week period ended July 1, 2006 or July 2, 2005.

The unaudited financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005 which was previously filed with the Securities and Exchange Commission (the “SEC”).

Certain reclassifications were made to the prior year’s consolidated financial statements to conform them to the current year presentation.

2.	Acquisition

On March 3, 2006, the Company purchased all of the outstanding stock of J.M.J. Industries, Inc., which operated its business under the tradename Gundlach, and the results of that company, now known as Gundlach Equipment Corporation, have been included in the Company’s consolidated financial statements since that date. The purchase price was $9,154,500, of which $6,154,500 was paid in cash and $3,000,000 by delivery of an unsecured promissory note bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. The Company also paid off all of the acquired company’s bank debt, which amounted to approximately $1,347,000. The Company did not borrow any money in connection with either the acquisition or the payoff of the bank debt. The excess of the purchase price over the carrying value of the identifiable net assets acquired was $6,723,000, which was allocated as follows:

	Intangible Useful Life	(in thousands)
Property, plant and equipment	—	$1,347
Goodwill	Indefinite	1,726
Customer relationships	15 Years	1,500
Drawings	25 Years	1,430
Tradenames	Indefinite	720

		$6,723

The total purchase price of $10,501,500 (including the payoff of bank debt) was allocated as follows:

(in thousands)
Cash	$389
Accounts receivable	2,476
Inventories	2,313
Other current assets	175
Property, plant and equipment	4,287
Goodwill	1,726
Customer relationships	1,500
Drawings	1,430
Tradenames	720
Accounts payable	(502)
Accrued expenses and other current liabilities	(2,248)
Deferred taxes	(1,764)

$10,502

Customer relationships, drawings and tradenames are included in other intangibles in the consolidated balance sheet.

3.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued the final revised version of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Effective January 1, 2006, the Company adopted SFAS No. 123(R). Since January 1, 2006, the Company has recognized compensation expense related to share-based payments on a straight-line basis over the requisite service period for share-based payment awards granted on or after January 1, 2006. For unvested awards granted prior to the effective date of the Company’s adoption of SFAS No. 123(R), the Company has recognized compensation expense in the same manner as it did in its income statement or for pro forma disclosures prior to the effective date of its adoption of SFAS No. 123(R). See Note 10 for more information regarding the adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective January 1, 2006. The adoption did not have a material impact on its consolidated financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”. Accounting Principles Board (“APB”) Opinion No. 29 requires a nonmonetary exchange of assets to be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception”, which accounted for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 effective January 1, 2006. The adoption did not have a material impact on its consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company adopted SFAS No.154 effective January 1, 2006. The adoption did not have a material impact on its consolidated financial statements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006.

The Company is currently evaluating the impact of this Interpretation on its consolidated financial statements.

4.	Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid for interest expense in the six-month periods ended July 1, 2006 and July 2, 2005 was $455,000 and $575,000 and for income taxes was $3,814,000 and $2,524,000.

As part of the acquisition discussed in Note 2 above, the Company issued $3,000,000 in an unsecured promissory note for the benefit of the sellers of the stock of J.M.J. Industries, Inc.

5.	Inventories

Inventories consist of the following:

	July 1,	December 31,
	2006	2005
	(in thousands)
Components	$16,552	$13,216
Work-in-process	4,632	2,850
Finished goods	—	81
Inventory reserves	(1,204)	(912)

	$19,980	$15,235

6.	Intangible Assets

Intangible assets consist of the following:

	July 1, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Amortized intangible assets
Patents	$2,850	$1,329	$2,815	$1,238
Drawings	4,980	445	3,550	355
Customer relationships	6,398	327	4,898	244

	$14,228	$2,101	$11,263	$1,837

Unamortized intangible assets
Trademarks and tradenames	$2,610		$1,890

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition) over the expected periods of benefit, which range from

15 to 50 years. The weighted average life of the amortizable assets is 32 years. The amortization expense of intangible assets for the six-month periods ended July 1, 2006 and July 2, 2005 was $264,000 and $210,000.

7.	Accrued Warranty

The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and otherwise as believed needed, and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the six-month periods ended July 1, 2006 and July 2, 2005:

	Six Months Ended
	July 1,	July 2,
	2006	2005
	(in thousands)
Beginning balance	$989	$1,257
Accrued warranty of acquired business	150	—
Accrual of warranty expense	613	737
Warranty costs incurred	(444)	(750)
Foreign exchange adjustment	30	(56)

Ending balance	$1,338	$1,188

8.	Long-Term Debt

Long-term debt consists of the following, with the annual interest rates shown being those in effect on July 1, 2006:

	July 1,	December 31,
	2006	2005
	(in thousands)
U.S. mortgage, interest at 6.45%	$1,643	$1,731
U.S. line of credit, interest at 7.75%	—	805
U.S. term notes, interest at 5.00% to 6.94%	13,642	14,266
Other	203	189

	15,488	16,991
Less current portion	(4,361)	(4,316)

	$11,127	$12,675

9.	Earnings Per Share

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

The Company’s Basic and Diluted Earnings Per Share are calculated as follows:

	For the Three Months Ended July 1, 2006
(Dollars and Shares in Thousands
except Per Share Data)	Net Income Available
	To Common		Earnings
	Shareholders	Shares	Per Share
Basic	$3,356	2,597	$1.29

Common Share Equivalent of Outstanding Options	—	199	(0.09)

Diluted	$3,356	2,796	$1.20

	For the Three Months Ended July 2, 2005
(Dollars and Shares in Thousands
except Per Share Data)	Net Income Available
	To Common		Earnings
	Shareholders	Shares	Per Share
Basic	$1,916	2,550	$0.75

Common Share Equivalent of Outstanding Options	—	164	(0.04)

Diluted	$1,916	2,714	$0.71

	For the Six Months Ended July 1, 2006
(Dollars and Shares in Thousands
except Per Share Data)	Net Income Available
	To Common		Earnings
	Shareholders	Shares	Per Share
Basic	$5,673	2,587	$2.19

Common Share Equivalent of Outstanding Options	—	190	(0.15)

Diluted	$5,673	2,777	$2.04

	For the Six Months Ended July 2, 2005
(Dollars and Shares in Thousands
except Per Share Data)	Net Income Available
	To Common		Earnings
	Shareholders	Shares	Per Share
Basic	$3,559	2,543	$1.40

Common Share Equivalent of Outstanding Options	—	156	(0.08)

Diluted	$3,559	2,699	$1.32

The Company’s Diluted Earnings Per Share values shown in the preceding table are based on the weighted average number of common and common equivalent shares outstanding during a given time period. Such average shares include the weighted average number of common shares outstanding plus the shares issuable upon the exercise of stock options after the assumed repurchase of common shares with the related proceeds at the average market price during the period.

10.	Share-Based Compensation

The Company adopted SFAS No.123(R) effective January 1, 2006. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock options using the intrinsic value method of APB Opinion No. 25, and it did not recognize compensation expense in its income statement for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. However, the Company did record compensation expense related to restricted stock grants based on the market value of its stock at the date of grant and the vesting period of the grant. As required by SFAS No. 123, the Company also provided certain pro forma disclosures for stock option awards as if the fair value-based approach of SFAS No. 123 had been applied.

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

The pre-tax cost for stock option employee compensation was approximately $31,000 ($19,000 after tax) for the second quarter of 2006 and approximately $62,000 ($38,000 after tax) for the first six months of 2006. As a result of the adoption of SFAS No. 123(R), the Company’s financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006
	(in thousands, except per share)
Income from continuing operations before income taxes	$31	$62

Net income	$19	$38

Basic earnings per share	$0.01	$0.01

Diluted earnings per share	$0.01	$0.01
As of July 1, 2006, the Company did not have any remaining prospective pre-tax cost of unvested stock option employee compensation to be expensed.
The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option employee compensation for the three and six-month periods ended July 2, 2005:

	Three Months Ended	Six Months Ended
	July 2,	July 2,
	2005	2005
	(in thousands, except per share)
Net income – as reported	$1,916	$3,559
Deduct stock option employee compensation expense determined, net of related tax effect	(55)	(82)

Net income – pro forma	$1,861	$3,477

Basic earnings per share – as reported	$0.75	$1.40
Basic earnings per share – pro forma	0.73	1.37
Diluted earnings per share – as reported	0.71	1.32
Diluted earnings per share – pro forma	0.69	1.29
There were no employee stock options granted in the first six months of 2006.

11.	Comprehensive Income

Comprehensive income is the total of net income, the change in the unrealized gain or loss on a foreign exchange hedge and an interest rate swap, in each case net of tax, and the change in foreign currency translation adjustments, all for a given period, which are the Company’s only non-owner changes in equity. For the three and six-month periods ended July 1, 2006 and July 2, 2005, the following table sets forth the Company’s comprehensive income:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(in thousands)
Net income	$3,356	$1,916	$5,673	$3,559
Unrealized loss on foreign exchange hedge, net of tax	(114)	—	(114)	—
Unrealized gain (loss) on interest rate swap, net of tax	(6)	(10)	(6)	24
Foreign currency translation gain (loss)	1,455	(2,275)	1,688	(3,951)

Comprehensive income (loss)	$4,691	$(369)	$7,241	$(368)

12.	Management Geographic Information

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

For the three and six-month periods ended July 1, 2006 and July 2, 2005, the following table sets forth the Company’s geographic information:

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED
July 1, 2006
Revenues
Sales to unaffiliated customers	$24,557	$12,204	$—	$36,761
Sales to affiliates	794	906	(1,700)	—

Total sales	$25,351	$13,110	$(1,700)	$36,761

Operating income	$4,342	$1,024	$(10)	$5,356

Interest expense				(210)

Income before income taxes				$5,146

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED
July 2, 2005
Revenues
Sales to unaffiliated customers	$18,415	$11,809	$—	$30,224
Sales to affiliates	702	893	(1,595)	—

Total sales	$19,117	$12,702	$(1,595)	$30,224

Operating income	$2,423	$804	$15	$3,242

Interest expense				(259)

Income before income taxes				$2,983

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
SIX MONTHS ENDED
July 1, 2006
Revenues
Sales to unaffiliated customers	$45,446	$23,429	$—	$68,875
Sales to affiliates	1,472	1,636	(3,108)	—

Total sales	$46,918	$25,065	(3,108)	$68,875

Operating income	$7,228	$1,864	$(40)	$9,052

Interest expense				(366)

Income before income taxes				$8,686

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
SIX MONTHS ENDED
July 2, 2005
Revenues
Sales to unaffiliated customers	$35,528	$23,248	$—	$58,776
Sales to affiliates	1,455	1,648	(3,103)	—

Total sales	$36,983	$24,896	$(3,103)	$58,776

Operating income	$4,822	$1,166	$45	$6,033

Interest expense				(522)

Income before income taxes				$5,511

     For the three and six-month periods ended July 1, 2006 and July 2, 2005, the following table sets forth revenues from external customers:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(in thousands)
Americas
U.S.	$20,102	$15,258	$37,810	$29,952
All others	4,455	3,157	7,636	5,576

Total	24,557	18,415	45,446	35,528

EMEA/Asia
France	850	1,413	1,586	2,386
Germany	1,887	1,898	4,312	3,718
United Kingdom	2,881	2,132	5,107	4,553
All others	6,586	6,366	12,424	12,591

Total	12,204	11,809	23,429	23,248

	$36,761	$30,224	$68,875	$58,776

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
     On March 3, 2006, we purchased all of the outstanding stock of J.M.J. Industries, Inc., which operated its business under the tradename Gundlach. The purchase price was $9,154,500, of which $6,154,500 was paid in cash and $3,000,000 by delivery of an unsecured promissory note bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. We also paid off all of the acquired company’s bank debt, which amounted to approximately $1,347,000. We did not borrow any money in connection with either the acquisition or the payoff of the bank debt. The Gundlach operation is part of our size reduction business line.
     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the second quarter or first six months of 2006 or 2005 mean the fiscal 13-week or 26-week period ended July 1, 2006 or July 2, 2005.
Critical Accounting Policies and Estimates; Recent Accounting Standards
     Management’s discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2005 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”). The preparation of those financial statements required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those based on such estimates and assumptions.
     Our critical accounting policies are described in Management’s Discussion and Analysis included in our 2005 Form 10-K. There have been no changes in these accounting policies.
     Our significant accounting policies are described in Note 2 to our 2005 consolidated financial statements. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2005 consolidated financial statements and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q. We did not adopt any accounting policy in the first six months of 2006 that had a material impact on our financial condition, liquidity or results of operations.
Results of Operations
Overview
     For the second quarter and first six months of 2006, we reported revenues of $36,761,000 and $68,875,000 and net income of $3,356,000 and $5,673,000, compared to revenues of $30,224,000 and $58,776,000 and net income of $1,916,000 and $3,559,000 for the same periods in 2005. We believe that the increases in our revenues and net income in the second quarter and first six months of 2006 compared to the same periods in 2005 were primarily the result of (1) stronger business conditions and increased spending by customers in the Americas, (2) the contribution from four months of operations of our newly acquired Gundlach business and (3) improved margins in our process business line in EMEA/Asia, which more than offset the negative effect of a stronger U.S. dollar in the first six months of 2006 versus the same period in 2005 on the translation of the revenues and profits of our foreign operations into U.S. dollars. Our effective tax rates for the second quarter and first six months of 2006 were 34.8% and 34.7% compared to and 35.8% and 35.4% for the same periods in 2005.
Foreign Exchange Rates
     We are an international company, and we derived 34.0% and 39.6% of our revenues for the first six months of 2006 and 2005 from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.
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

     For the second quarter and first six months of 2006 and 2005, the changes in certain key foreign exchange rates affecting us were as follows:

	Three Months Ended			Six Months Ended
	July 1,		July 2,	July 1,		July 2,
	2006		2005	2006		2005
Average U.S. dollar equivalent of one Swiss franc	0.807		0.812	0.789		0.824
% change vs. prior year		-0.6%			-4.2%

Average U.S. dollar equivalent of one euro	1.260		1.254	1.232		1.283
% change vs. prior year		0.5%			-4.0%

Average U.S. dollar equivalent of one British pound sterling	1.833		1.848	1.793		1.869
% change vs. prior year		-0.8%			-4.1%

Average Swiss franc equivalent of one euro	1.561		1.544	1.561		1.557
% change vs. prior year		1.1%			0.3%

Average Swiss franc equivalent of one British pound sterling	2.271		2.276	2.272		2.268
% change vs. prior year		-0.2%			0.2%
Presentation of Results and Analysis
     The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	55.8	57.5	57.3	57.8

Gross profit	44.2	42.5	42.7	42.2

Selling, general and administrative	28.0	29.5	27.9	29.6

Research and development	1.6	2.3	1.7	2.3

Operating income	14.6	10.7	13.1	10.3

Interest income (expense)	(0.6)	(0.8)	(0.5)	(0.9)

Income before income taxes	14.0%	9.9%	12.6%	9.4%

     The following table sets forth our backlog at the end of the periods indicated:

	July 1, 2006	December 31, 2005	July 2, 2005
Backlog (at July 1, 2006 exchange rates, in thousands of dollars)	$40,878	$25,469	$24,234

     Total revenues increased by $6,537,000 or 21.6% in the second quarter of 2006 and by $10,099,000 or 17.2% in the first six months of 2006 compared to the same periods in 2005. We believe that these increases were primarily attributable to the contribution from four months of operations of our newly acquired Gundlach business and stronger business conditions and increased spending by customers in the Americas, which more than offset the $1,129,000 negative effect of a stronger U.S. dollar in the first six months of 2006 on the translation of our foreign revenues into U.S. dollars. Foreign exchange had only a small negative effect on revenues in the second quarter of 2006 versus the same period last year.
     Gross profit as a percentage of total revenues increased to 44.2% in the second quarter of 2006 from 42.5% for the same period in 2005 and increased to 42.7% in the first six months of 2006 from 42.2% for the same period last year. We believe that these increases primarily reflected a change in the sales mix of the products and services that we sold in these periods, including the inclusion of the Gundlach products for a full quarter and a greater percentage of replacement parts sales in our size reduction business line. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in the size reduction business line generally carry a higher gross margin than do sales of equipment within that line.
     Selling, general and administrative expenses increased by $1,413,000 or 15.9% in the second quarter of 2006 and by $1,788,000 or 10.3% in the first six months of 2006 compared to the same periods in 2005. We believe that these increases were primarily the result of the inclusion of four months of operations of our newly acquired Gundlach business, higher sales commissions related to increased revenues and a higher bonus accrual, partially offset by reduced expenses in our process business line, particularly in EMEA/Asia, reflecting cost reduction initiatives implemented in 2005 and, in the case of the six month comparison, by the favorable effect of a stronger U.S. dollar on the translation of foreign costs into U.S. dollars.
     Research and development (“R&D”) expense decreased by $98,000 or 14.3% in the second quarter of 2006 and by $178,000 or 13.2% in the first six months of 2006 compared to the same periods in 2005. These decreases were primarily due to reduced staff and, in the case of the six month comparison, the favorable effect of a stronger U.S. dollar versus the Swiss franc on the translation of Swiss R&D costs into U.S. dollars.
     Interest expense decreased by $49,000 or 18.9% in the second quarter of 2006 and by $156,000 or 29.9% in the first six months of 2006 compared to the same periods in 2005. These decreases were the result of lower debt levels in 2006 and an increase in interest income on cash equivalents, partially offset by higher interest rates on some of our debt in 2006.
     Income before income taxes increased to $5,146,000 in the second quarter of 2006 and $8,686,000 for the first six months of 2006 compared to $2,983,000 and $5,511,000 for the same periods in 2005. The increases of $2,163,000 for the second quarter of 2006 and $3,175,000 for the first six months of 2006, compared to the same periods in 2005, were primarily the net result of the items discussed above.
     The income tax provisions for the second quarters of 2006 and 2005 were $1,790,000 and $1,067,000, and the overall effective tax rates were 34.8% and 35.8%. The income tax provisions for the first six months of 2006 and 2005 were $3,013,000 and $1,952,000, and the overall effective tax rates were 34.7% and 35.4%. The lower effective tax rates in 2006 versus 2005 were primarily due to a higher proportion of foreign taxable income in the second quarter and first six months of 2006 as compared to the same periods in 2005.
     Our backlog at constant foreign exchange rates increased by $15,409,000 or 60.5% at the end of the second quarter of 2006 compared with year-end 2005, from $25,469,000 to $40,878,000. Our backlog at constant foreign exchange rates increased by $16,644,000 or 68.7% at the end of the second quarter of 2006 compared to the end of the second quarter of 2005, from $24,234,000 to $40,878,000. These increases were primarily the result of two large first quarter 2006 orders received by our process business line in EMEA/Asia (approximately $9,450,000) and the addition of the Gundlach business. While we normally expect a significant part of our backlog to be shipped within 120 days, the two large first quarter orders referred to above are not expected to be shipped before the fourth quarter of 2006 and one of them may not be shipped until the first quarter of 2007, which means they will remain in our backlog for most of 2006.
Liquidity and Capital Resources
Capitalization
     Our capitalization at the end of the second quarter of 2006 and at the end of fiscal years 2005 and 2004 is summarized below:

	July 1,	December 31,	January 1,
(Dollars in Thousands)	2006	2005	2005
Short-term debt, including current portion of long-term debt	$4,361	$4,316	$4,185
Long-term debt	11,127	12,675	18,598

Total debt	15,488	16,991	22,783
Shareholders’ equity	57,685	49,520	45,559

Total debt and shareholders’ equity (total capitalization)	$73,173	$66,511	$68,342

Percent total debt to total capitalization	21%	26%	33%
Percent long-term debt to equity	19%	26%	41%
Percent total debt to equity	27%	34%	50%
     The average annual interest rate on total debt at July 1, 2006 was 5.8%.
     Total debt decreased by $1,503,000 in the first six months of 2006 ($1,517,000 at constant foreign exchange rates). At July 1, 2006, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $8,500,000 of unused borrowing capacity under our U.S. loan agreements and $9,996,000 of unused borrowing capacity under our foreign loan agreements.

Other Items
     At July 1, 2006, working capital was $24,516,000 compared to $25,565,000 at December 31, 2005, and the ratio of current assets to current liabilities at those dates was 1.79 and 1.99.
     In the first six months of 2006 and 2005, we utilized internally generated funds and our lines of credit to meet our working capital needs.
     Net cash provided by operating activities was $6,689,000 in the first six months of 2006 compared to $3,597,000 in the same period of 2005. This $3,092,000 increase in operating cash flow was primarily due to higher net income and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable, in each case in this year’s first six months versus last year’s first six months.
     Net cash used in investing activities in the first six months of 2006 was primarily for the acquisition of Gundlach and capital additions, while net cash used in investing activities in the first six months of 2005 was primarily for capital additions.
     Net cash used in financing activities in the first six months of 2006 and 2005 was primarily for net reductions in debt.
     Shareholders’ equity increased $8,165,000 in the first six months of 2006 compared to year-end 2005, of which $5,673,000 was from net income, $924,000 was from the issuance of common stock pursuant to restricted stock grants and the exercise of stock options, and $1,688,000 was from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars, between the beginning and the end of the six-month period, partially offset by $120,000 from an unrealized loss, net of taxes, primarily attributable to a foreign exchange hedge.
Future Payments Under Contractual Obligations
     We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in our 2005 Form 10-K, except for the addition of a $3,000,000 unsecured promissory note related to the Gundlach acquisition bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010, a $1,700,000 principal prepayment of bank term debt that was due in 2008 and an $804,000 reduction in the balance due in 2007 under a revolving line of credit. Refer to Notes 9 and 16 to the consolidated financial statements in the 2005 Form 10-K for additional information on long-term debt and commitments and contingencies.
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
Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include, but are not limited to, statements regarding the effect of changes in foreign exchange rates and interest rates on our business and financial results and the expected shipment dates for two large orders booked in the first quarter of 2006. We undertake no obligation to revise or update publicly any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are currently exposed to certain market risks related to (i) fluctuations in foreign exchange rates and (ii) interest rate changes.
Foreign Exchange Rate Risk
     The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Swiss franc, the U.S. dollar versus the euro, the U.S. dollar versus the British pound sterling, the Swiss franc versus the euro and the Swiss franc versus the British pound sterling. We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures; however, with respect to a large order received in the first quarter of 2006 by our process business line in Switzerland which was priced in U.S. dollars instead of Swiss francs, we subsequently entered into a currency hedge for cash flow purposes to fix the purchase price of that order in Swiss francs. Foreign currency debt is used as necessary in Switzerland and the United Kingdom where we do business, thereby reducing any net asset value exposure. In addition, foreign cash balances in currencies other than the Swiss franc are limited in amount in order to manage the transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary.
     As of July 1, 2006, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in our pre-tax income for the first six months of 2005 of approximately $553,000, or 6%. This hypothetical reduction on transactional exposures is based on the differences between the July 1, 2006 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments (“TA”) within the accumulated other comprehensive income component of shareholders’ equity on our balance sheet. Using the example above, a hypothetical change in TA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation shows that shareholders’ equity would be reduced by approximately $2,223,000, or 3.9% of our July 1, 2006 shareholders’ equity of $57,685,000.
Interest Rate Risk
     We have several credit facilities or loans that require us to pay interest at an annual rate that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as through the use of an interest rate swap. As of July 1, 2006, we had total debt of $15,488,000, $8,063,000 of which was subject to fixed interest rates which ranged from 5.00% to 6.45%, $3,800,000 of which was variable rate debt with an interest rate of 6.94% and $3,625,000 of which was variable rate debt subject to an interest rate swap with the result that the interest rate was fixed at 5.11%. A 100 basis point increase in interest rates on the $3,800,000 of variable rate debt would increase annual interest expense by approximately $38,000.
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

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Shareholders of the Company was held on May 12, 2006.

(b)	Not applicable

(c)	Shareholders of the Company were asked to vote on a proposal to elect one Class I director. The Board of Directors nominated Edward T. Hurd as the Class I director. There were no other nominations. Mr. Hurd was elected as the Class I director, with the result of the vote being as follows:

	Number of Votes
	For	Withheld
Edward T. Hurd	2,114,878	75,711
Directors are elected by a plurality of the votes cast; therefore, votes cast in the election were not recorded against or as an abstention, nor were broker non-votes recorded.
Shareholders of the Company were also asked to approve the Board of Directors’ adoption of the K-Tron International, Inc. 2006 Equity Compensation Plan (the “Plan”) as described in the Company’s 2006 Proxy Statement. A copy of the Plan was filed with the Securities and Exchange Commission with the Company’s 2006 Proxy Statement. The Board’s adoption of the Plan was approved by shareholders, with the result of the vote being as follows:

	Number of Votes
				Broker
	For	Against	Abstain	Non-Votes
K-Tron International, Inc. 2006 Equity Compensation Plan	1,381,254	276,109	2,166	531,060
(d)	Not applicable
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

K-TRON INTERNATIONAL, INC.

Date: August 7, 2006	By:	RONALD R. REMICK

Ronald R. Remick
Senior Vice President & Chief Financial Officer
(Duly authorized officer and principal financial officer of the Registrant)

	By:	ALAN R. SUKONECK

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