Form 10-Q
period 2006-09-30
K TRON INTERNATIONAL INC
filed 2006-11-08
CIK 20

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐       No ☑
The Registrant had 2,611,549 shares of Common Stock outstanding as of November 6, 2006.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Per Share Data)

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,876	$15,051
Restricted cash	701	—
Accounts receivable, net of allowance for doubtful accounts of $814 and $682	21,637	18,168
Inventories, net	22,915	15,235
Deferred income taxes	1,457	1,033
Prepaid expenses and other current assets	3,563	2,019

Total current assets	63,149	51,506

PROPERTY, PLANT AND EQUIPMENT, net	26,082	22,271
PATENTS, net	1,479	1,577
GOODWILL	3,779	2,053
OTHER INTANGIBLES, net	13,116	9,739
NOTES RECEIVABLE AND OTHER ASSETS	1,914	1,852
DEFERRED INCOME TAXES	457	112

Total assets	$109,976	$89,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$392	$4,316
Accounts payable	8,816	6,025
Accrued expenses and other current liabilities	8,663	6,526
Accrued commissions	2,590	2,297
Customer advances	6,257	1,704
Income taxes payable	4,179	3,421
Deferred income taxes	1,652	1,652

Total current liabilities	32,549	25,941

LONG-TERM DEBT, net of current portion	14,214	12,675
DEFERRED INCOME TAXES	3,418	974
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES, $.01 par value – authorized 50,000 shares; none issued	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value – authorized 950,000 shares; none issued	—	—
Common stock, $.01 par value – authorized 50,000,000 shares; issued 4,614,123 shares and 4,578,166 shares	46	46
Paid-in capital	20,006	19,082
Retained earnings	64,794	56,383
Accumulated other comprehensive income	2,463	1,523

	87,309	77,034
Treasury stock, 2,002,574 shares – at cost	(27,514)	(27,514)

Total shareholders’ equity	59,795	49,520

Total liabilities and shareholders’ equity	$109,976	$89,110

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
REVENUES:
Equipment and parts	$32,720	$28,900	$97,334	$83,741
Services and freight	2,166	1,903	6,427	5,838

Total revenues	34,886	30,803	103,761	89,579

COST OF REVENUES:
Equipment and parts	18,957	16,464	54,369	46,751
Services and freight	2,010	1,784	6,057	5,486

Total cost of revenues	20,967	18,248	60,426	52,237

Gross profit	13,919	12,555	43,335	37,342

OPERATING EXPENSES:
Selling, general and administrative	9,027	8,500	28,218	25,903
Research and development	568	633	1,741	1,984

	9,595	9,133	29,959	27,887

Operating income	4,324	3,422	13,376	9,455

INTEREST EXPENSE, net of interest income	153	281	519	803

Income before income taxes	4,171	3,141	12,857	8,652

INCOME TAX PROVISION	1,433	1,151	4,446	3,103

NET INCOME	2,738	1,990	8,411	5,549

RETAINED EARNINGS:
Beginning of period	62,056	52,660	56,383	49,101

End of period	$64,794	$54,650	$64,794	$54,650

EARNINGS PER SHARE:
Basic	$1.05	$0.77	$3.24	$2.18

Diluted	$0.97	$0.73	$3.01	$2.05

Weighted average common shares outstanding (basic)	2,612,000	2,569,000	2,595,000	2,551,000

Weighted average common and common equivalent shares outstanding (diluted)	2,820,000	2,736,000	2,793,000	2,708,000

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
OPERATING ACTIVITIES:
Net income	$8,411	$5,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,386	2,975
Non-cash compensation	257	125
Deferred income taxes	(89)	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	(520)	1,114
Inventories, net	(4,896)	(627)
Prepaid expenses and other current assets	(1,122)	(686)
Other assets	66	187
Accounts payable	1,944	(3)
Accrued expenses and other current liabilities	4,908	(1,136)

Net cash provided by operating activities	12,345	7,498

INVESTING ACTIVITIES:
Business acquired net of cash received	(7,116)	—
Capital expenditures	(1,992)	(1,072)
Restricted cash	(701)	—
Other	(39)	(15)

Net cash used in investing activities	(9,848)	(1,087)

FINANCING ACTIVITIES:
Net repayments under lines of credit	(804)	(1,125)
Principal payments on long-term debt	(14,399)	(3,503)
Proceeds from issuance of long-term debt	9,801	—
Net issuance costs	(63)	—
Proceeds from issuance of common stock	398	473

Net cash used in financing activities	(5,067)	(4,155)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	395	(1,596)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,175)	660

CASH AND CASH EQUIVALENTS:
Beginning of period	15,051	12,443

End of period	$12,876	$13,103

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. All references to the third quarter or first nine months of 2006 or 2005 mean the fiscal 13-week or 39-week period ended September 30, 2006 or October 1, 2005.

The unaudited financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005 which was previously filed with the Securities and Exchange Commission (the “SEC”).

Certain reclassifications were made to the prior year’s consolidated financial statements to conform them to the current year presentation.

2.	Subsequent Event

On October 5, 2006, the Company purchased all of the outstanding stock of Premier Pneumatics, Inc. (“Premier”). The purchase price was $27,565,000, all of which was paid in cash, including a $2,000,000 escrow. The purchase price is subject to adjustment based on Premier’s net working capital on the closing date.

The $27,565,000 purchase price for Premier was borrowed under a new credit facility that the Company entered into on September 29, 2006 (see Note 9 – Long Term Debt).

3.	Acquisition

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

	Useful Life	(in thousands)
Property, plant and equipment	Various	$1,347
Goodwill	Indefinite	1,726
Customer relationships	15 Years	1,500
Drawings	25 Years	1,430
Tradenames	Indefinite	720

		$6,723

The total purchase price of $10,501,500 (including the payoff of bank debt) was allocated as follows:

(in thousands)
Cash	$389
Accounts receivable	2,476
Inventories	2,313
Other current assets	175
Property, plant and equipment	4,287
Goodwill	1,726
Customer relationships	1,500
Drawings	1,430
Tradenames	720
Accounts payable	(502)
Accrued expenses and other current liabilities	(2,248)
Deferred taxes	(1,764)

$10,502

Customer relationships, drawings and tradenames are included in other intangibles in the consolidated balance sheet.

4.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued the final revised version of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Effective January 1, 2006, the Company adopted SFAS No. 123(R). Since January 1, 2006, the Company has recognized compensation expense related to share-based payments on a straight-line basis over the requisite service period for share-based payment awards granted on or after January 1, 2006. For unvested awards granted prior to the effective date of the Company’s adoption of SFAS No. 123(R), the Company has recognized compensation expense in the same manner as it did in its income statement or for pro forma disclosures prior to the effective date of its adoption of SFAS No. 123(R). See Note 11 for more information regarding the adoption of SFAS No. 123(R).

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company adopted SFAS No.154 effective January 1, 2006. The adoption did not have a material impact on its consolidated financial statements.

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

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, to address quantifying the financial statement effects of misstatements. The SEC believes that registrants and auditors must quantify the effects on the current year financial statements of correcting all misstatements, including both the carryover and reversing effects of uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if a misstatement is material to either the income statement or the balance sheet, a registrant’s financial statements must be adjusted. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of SAB No. 108 on its consolidated financial statements for the year ending December 30, 2006.

5.	Supplemental Disclosures of Cash Flow Information

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid for interest expense in the nine-month periods ended September 30, 2006 and October 1, 2005 was $658,000 and $863,000 and for income taxes was $4,333,000 and $3,241,000.

As part of the acquisition discussed in Note 3 above, the Company issued $3,000,000 in an unsecured promissory note for the benefit of the sellers of the stock of J.M.J. Industries, Inc.

6.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Components	$17,782	$13,216
Work-in-process	6,550	2,850
Finished goods	—	81
Inventory reserves	(1,417)	(912)

	$22,915	$15,235

7.	Intangible Assets

Intangible assets consist of the following:

	September 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Amortized intangible assets
Patents	$2,852	$1,373	$2,815	$1,238
Drawings	4,980	495	3,550	355
Customer relationships	6,398	377	4,898	244

	$14,230	$2,245	$11,263	$1,837

Unamortized intangible assets
Trademarks and tradenames	$2,610		$1,890

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition) over the expected periods of benefit, which range from 15 to 50 years. The weighted average life of the amortizable assets is 32 years. The amortization expense of intangible assets for the nine-month periods ended September 30, 2006 and October 1, 2005 was $408,000 and $314,000.

8.	Accrued Warranty

The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales on a monthly basis and otherwise as believed needed, and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the nine-month periods ended September 30, 2006 and October 1, 2005:

	Nine Months Ended
	September 30,	October 1,
	2006	2005
	(in thousands)
Beginning balance	$989	$1,257
Accrued warranty of acquired business	150	—
Accrual of warranty expense	1,212	954
Warranty costs incurred	(843)	(1,013)
Foreign exchange adjustment	21	(55)

Ending balance	$1,529	$1,143

9.	Long-Term Debt

Long-term debt consists of the following, with the annual interest rates shown being those in effect on September 30, 2006:

	September 30,	December 31,
	2006	2005
	(in thousands)
U.S. revolving line of credit at 7.25%	$9,801	$—
U.S. mortgage, interest at 6.45%	1,599	1,731
U.S. line of credit	—	805
U.S. term notes, interest at 5.00%	3,000	14,266
Other	206	189

	14,606	16,991
Less current portion	(392)	(4,316)

	$14,214	$12,675

On September 29, 2006, the Company and its U.S. subsidiaries entered into a loan agreement with Citizens Bank of Pennsylvania. The credit facility provides the Company and these subsidiaries until September 29, 2011 with a $50,000,000 unsecured revolving line of credit. On September 29, 2006, the Company borrowed $9,801,000 under the new facility, primarily to refinance all of its other U.S. bank indebtedness, except for a mortgage note with a principal balance of $1,600,000, and those other U.S. debt facilities were terminated. The $27,565,000 purchase price for Premier, discussed in Note 2 – Subsequent Events, was borrowed under this new facility on October 5, 2006. Between September 29 and October 5, 2006, the Company repaid $4,000,000 of the September 29 borrowing, so that at October 5, 2006 the total borrowing under the Citizens Bank facility was $33,366,000.

Revolving loans under the Citizens Bank loan agreement can be either prime rate-based loans or LIBOR rate-based loans. Prime rate-based loans bear interest at a fluctuating rate per annum equal to the prime rate of interest less a percentage ranging from 1.00% to 0.25% depending on the level of the ratio of funded debt to adjusted earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Debt Ratio”). LIBOR rate-based loans bear interest at a fluctuating rate per annum equal to LIBOR for the relevant time period chosen by the Company (1,2,3 or 6 months) plus a percentage ranging from 0.875% to 1.625%, depending on the level of the Debt Ratio.

The Citizens Bank loan agreement contains financial and other covenants, including covenants relating to the Company’s consolidated fixed charge coverage ratio, net worth and total debt to EBITDA ratio.

10.	Earnings Per Share

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

The Company’s Basic and Diluted Earnings Per Share are calculated as follows:

	For the Three Months Ended September 30, 2006
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$2,738	2,612	$1.05

Common Share Equivalent of Outstanding Options	—	208	(0.08)

Diluted	$2,738	2,820	$0.97

	For the Three Months Ended October 1, 2005
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$1,990	2,569	$0.77

Common Share Equivalent of Outstanding Options	—	167	(0.04)

Diluted	$1,990	2,736	$0.73

	For the Nine Months Ended September 30, 2006
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$8,411	2,595	$3.24

Common Share Equivalent of Outstanding Options	—	198	(0.23)

Diluted	$8,411	2,793	$3.01

	For the Nine Months Ended October 1, 2005
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$5,549	2,551	$2.18

Common Share Equivalent of Outstanding Options	—	157	(0.13)

Diluted	$5,549	2,708	$2.05

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
11.	Share-Based Compensation
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
The pre-tax cost for stock option employee compensation was approximately $62,000 ($38,000 after tax) for the first nine months of 2006. There was no pre-tax cost for stock option employee compensation for the third quarter of 2006. As a result of the adoption of

SFAS No. 123(R), the Company’s financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in thousands, except per share)
Income from continuing operations before income taxes	$0	$62

Net income	$0	$38

Basic earnings per share	$0	$0.01

Diluted earnings per share	$0	$0.01
As of September 30, 2006, the Company did not have any remaining prospective pre-tax cost of unvested stock option employee compensation to be expensed.
The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option employee compensation for the three and nine-month periods ended October 1, 2005:

	Three Months Ended	Nine Months Ended
	October 1,	October 1,
	2005	2005
	(in thousands, except per share)
Net income — as reported	$1,990	$5,549
Deduct stock option employee compensation expense determined, net of related tax effect	(20)	(102)

Net income — pro forma	$1,970	$5,447

Basic earnings per share — as reported	$0.77	$2.18
Basic earnings per share — pro forma	0.77	2.14
Diluted earnings per share — as reported	0.73	2.05
Diluted earnings per share — pro forma	0.72	2.01
There were no employee stock options granted in the first nine months of 2006.
12.	Comprehensive Income
Comprehensive income is the total of net income, the change (net of tax) in the unrealized gain or loss on a foreign exchange hedge and an interest rate swap, the effect (net of tax) of the termination of the interest rate swap, and the change in foreign currency translation adjustments, all for a given period, which are the Company’s only non-owner changes in equity. For the three and nine-month periods ended September 30, 2006 and October 1, 2005, the following table sets forth the Company’s comprehensive income:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2006	2005	2006	2005
	(in thousands)
Net income	$2,738	$1,990	$8,411	$5,549
Unrealized loss on foreign exchange hedge, net of tax	(79)	—	(193)	—
Unrealized gain on interest rate swap, net of tax	—	12	—	36
Termination of interest rate swap, net of tax	(46)	—	(52)	—
Foreign currency translation gain (loss)	(503)	27	1,185	(3,924)

Comprehensive income	$2,110	$2,029	$9,351	$1,661

13.	Management Geographic Information
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
For the three and nine-month periods ended September 30, 2006 and October 1, 2005, the following table sets forth the Company’s geographic information:

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED September 30, 2006
September 30, 2006
Revenues
Sales to unaffiliated customers	$23,767	$11,119	$—	$34,886
Sales to affiliates	966	756	(1,722)	—

Total sales	$24,733	$11,875	$(1,722)	$34,886

Operating income	$3,548	$772	$4	$4,324

Interest expense				(153)

Income before income taxes				$4,171

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED
October 1, 2005
Revenues
Sales to unaffiliated customers	$20,227	$10,576	$—	$30,803
Sales to affiliates	616	554	(1,170)	—

Total sales	$20,843	$11,130	$(1,170)	$30,803

Operating income	$3,060	$388	$(26)	$3,422

Interest expense				(281)

Income before income taxes				$3,141

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
NINE MONTHS ENDED
September 30, 2006
Revenues
Sales to unaffiliated customers	$69,213	$34,548	$—	$103,761
Sales to affiliates	2,438	2,392	(4,830)	—

Total sales	$71,651	$36,940	$(4,830)	$103,761

Operating income	$10,776	$2,636	$(36)	$13,376

Interest expense				(519)

Income before income taxes				$12,857

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
NINE MONTHS ENDED
October 1, 2005
Revenues
Sales to unaffiliated customers	$55,755	$33,824	$—	$89,579
Sales to affiliates	2,071	2,202	(4,273)	—

Total sales	$57,826	$36,026	$(4,273)	$89,579

Operating income	$7,882	$1,554	$19	$9,455

Interest expense				(803)

Income before income taxes				$8,652

For the three and nine-month periods ended September 30, 2006 and October 1, 2005, the following table sets forth revenues from external customers:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2006	2005	2006	2005
	(in thousands)
Americas
U.S	$17,782	$16,756	$55,592	$46,708
All others	5,985	3,471	13,621	9,047

Total	23,767	20,227	69,213	55,755

EMEA/Asia
France	765	1,020	2,352	3,406
Germany	2,135	2,313	6,447	6,031
South Korea	1,149	352	2,252	1,727
United Kingdom	1,713	1,439	4,820	5,992
All others	5,357	5,452	18,677	16,668

Total	11,119	10,576	34,548	33,824

	$34,886	$30,803	$103,761	$89,579

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
     On October 5, 2006, we purchased all of the outstanding stock of Premier Pneumatics, Inc. (“Premier”). The purchase price was $27,565,000, all of which was paid in cash, including a $2,000,000 escrow. The purchase price is subject to adjustment based on Premier’s net working capital on the closing date.
     On September 29, 2006, the Company and its U.S. subsidiaries entered into a loan agreement with Citizens Bank of Pennsylvania. The credit facility provides the Company and these subsidiaries until September 29, 2011 with a $50,000,000 unsecured revolving line of credit. On September 29, 2006, the Company borrowed $9,801,000 under the new facility, primarily to refinance all of its other U.S. bank indebtedness, except for a mortgage note with a principal balance of $1,600,000, and those other U.S. debt facilities were terminated. The $27,565,000 purchase price for Premier was borrowed under this new facility on October 5, 2006. Between September 29 and October 5, 2006, the Company repaid $4,000,000 of the September 29 borrowing, so that at October 5, 2006 the total borrowing under the Citizens Bank facility was $33,366,000.
     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the third quarter or first nine months of 2006 or 2005 mean the fiscal 13-week or 39-week period ended September 30, 2006 or October 1, 2005.

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
     Our significant accounting policies are described in Note 2 to our 2005 consolidated financial statements. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2005 consolidated financial statements and also in the notes to our consolidated financial statements contained in this quarterly report on Form 10-Q. We did not adopt any accounting policy in the first nine months of 2006 that had a material impact on our financial condition, liquidity or results of operations.
Results of Operations
Overview
     For the third quarter and first nine months of 2006, we reported revenues of $34,886,000 and $103,761,000 and net income of $2,738,000 and $8,411,000, compared to revenues of $30,803,000 and $89,579,000 and net income of $1,990,000 and $5,549,000 for the same periods in 2005. We believe that the increases in our revenues and net income in the third quarter and first nine months of 2006 compared to the same periods in 2005 were primarily the result of the contribution from seven months of operations of our recently acquired Gundlach business, improved margins in our process business line in EMEA/Asia, which more than offset the negative effect of a stronger U.S. dollar in the first nine months of 2006 versus the same period in 2005 on the translation of the revenues and profits of our foreign operations into U.S. dollars, and stronger business conditions and increased spending by customers in the Americas. Our effective tax rates for the third quarter and first nine months of 2006 were 34.4% and 34.6% compared to and 36.6% and 35.9% for the same periods in 2005.
Foreign Exchange Rates
     We are an international company, and we derived 33.3% and 37.8% of our revenues for the first nine months of 2006 and 2005 from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.
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
     For the third quarter and first nine months of 2006 and 2005, the changes in certain key foreign exchange rates affecting us were as follows:

	Three Months Ended			Nine Months Ended
	Sept. 30,		Oct. 1,	Sept. 30,		Oct. 1,
	2006		2005	2006		2005
Average U.S. dollar equivalent of one Swiss franc	0.809		0.786	0.796		0.814
% change vs. prior year		2.9%			-2.2%

Average U.S. dollar equivalent of one euro	1.276		1.221	1.247		1.263
% change vs. prior year		4.5%			-1.3%

Average U.S. dollar equivalent of one British pound sterling	1.879		1.786	1.822		1.841
% change vs. prior year		5.2%			-1.0%

Average Swiss franc equivalent of one euro	1.577		1.553	1.567		1.552
% change vs. prior year		1.5%			1.0%

Average Swiss franc equivalent of one British pound sterling	2.323		2.272	2.289		2.262
% change vs. prior year		2.2%			1.2%

Presentation of Results and Analysis
     The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2006	2005	2006	2005
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	60.1	59.2	58.2	58.3

Gross profit	39.9	40.8	41.8	41.7

Selling, general and administrative	25.9	27.6	27.2	28.9

Research and development	1.6	2.1	1.7	2.2

Operating income	12.4	11.1	12.9	10.6

Interest income (expense)	(0.4)	(0.9)	(0.5)	(0.9)

Income before income taxes	12.0%	10.2%	12.4%	9.7%

     The following table sets forth our backlog at the end of the periods indicated:

	Sept.30, 2006	Dec. 31, 2005	Oct. 1, 2005
Backlog (at Sept. 30, 2006 foreign exchange rates, in thousands of dollars)	$42,514	$25,351	$22,376

     Total revenues increased by $4,083,000 or 13.3% in the third quarter of 2006 and by $14,182,000 or 15.8% in the first nine months of 2006 compared to the same periods in 2005. We believe that these increases were primarily attributable to the contribution from seven months of operations of our recently acquired Gundlach business and stronger business conditions and increased spending by customers in the Americas, which more than offset the $784,000 negative effect of a stronger U.S. dollar in the first nine months of 2006 on the translation of our foreign revenues into U.S. dollars. Foreign exchange had a positive effect of $345,000 on revenues in the third quarter of 2006 versus the same period last year, reflecting a somewhat weaker U.S. dollar in the third quarter this year.
     Gross profit as a percentage of total revenues decreased to 39.9% in the third quarter of 2006 from 40.8% for the same period in 2005 and increased to 41.8% in the first nine months of 2006 from 41.7% for the same period last year. We believe that these changes in gross margin primarily reflected a change in the sales mix of the products and services that we sold in these periods. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in the size reduction business line generally carry a higher gross margin than do sales of equipment within that line.

     Selling, general and administrative expenses increased by $527,000 or 6.2% in the third quarter of 2006 and by $2,315,000 or 8.9% in the first nine months of 2006 compared to the same periods in 2005. We believe that these increases were primarily the result of the inclusion of seven months of operations of our recently acquired Gundlach business, higher sales commissions related to increased revenues and a higher bonus accrual, partially offset by reduced expenses in our process business line, particularly in EMEA/Asia, reflecting cost reduction initiatives implemented in 2005 and, in the case of the nine month comparison, by the favorable effect of a stronger U.S. dollar on the translation of foreign costs into U.S. dollars.
     Research and development (“R&D”) expense decreased by $65,000 or 10.3% in the third quarter of 2006 and by $243,000 or 12.2% in the first nine months of 2006 compared to the same periods in 2005. These decreases were primarily due to reduced staff and, in the case of the nine- month comparison, the favorable effect of a stronger U.S. dollar versus the Swiss franc on the translation of Swiss R&D costs into U.S. dollars.
     Interest expense, net of interest income, decreased by $128,000 or 45.6% in the third quarter of 2006 and by $284,000 or 35.4% in the first nine months of 2006 compared to the same periods in 2005. These decreases were the result of lower debt levels in 2006 and an increase in interest income on cash equivalents, partially offset by higher interest rates on some of our debt in 2006. The third quarter decrease also included a $60,000 expense reduction related to the termination of an interest rate swap.
     Income before income taxes increased to $4,171,000 in the third quarter of 2006 and $12,857,000 for the first nine months of 2006 compared to $3,141,000 and $8,652,000 for the same periods in 2005. The increases of $1,030,000 for the third quarter of 2006 and $4,205,000 for the first nine months of 2006, compared to the same periods in 2005, were primarily the net result of the items discussed above.
     The income tax provisions for the third quarters of 2006 and 2005 were $1,433,000 and $1,151,000, and the overall effective tax rates were 34.4% and 36.6%. The income tax provisions for the first nine months of 2006 and 2005 were $4,446,000 and $3,103,000, and the overall effective tax rates were 34.6% and 35.9%. The lower effective tax rates in 2006 versus 2005 were primarily due to a higher proportion of foreign taxable income in the third quarter and first nine months of 2006 as compared to the same periods in 2005.
     Our backlog at constant foreign exchange rates increased by $17,163,000 or 67.7% at the end of the third quarter of 2006 compared with year-end 2005, from $25,351,000 to $42,514,000. Our backlog at constant foreign exchange rates increased by $20,138,000 or 90.0% at the end of the third quarter of 2006 compared to the end of the third quarter of 2005, from $22,376,000 to $42,514,000. These increases were primarily the result of two large first quarter 2006 orders received by our process business line in EMEA/Asia (approximately $9,450,000) and the addition of the Gundlach business. While we normally expect a significant part of our backlog to be shipped within 120 days, one of the two large 2006 first quarter orders is not expected to be recorded as a sale until the first quarter of 2007 with the other to be recorded as a sale in the fourth quarter this year.

Liquidity and Capital Resources
Capitalization
     Our capitalization at the end of the third quarter of 2006 and at the end of fiscal years 2005 and 2004 is summarized below:

	September 30,	December 31,	January 1,
(Dollars in Thousands)	2006	2005	2005
Short-term debt, including current portion of long-term debt	$392	$4,316	$4,185
Long-term debt	14,214	12,675	18,598

Total debt	14,606	16,991	22,783
Shareholders’ equity	59,795	49,520	45,559

Total debt and shareholders’ equity (total capitalization)	$74,401	$66,511	$68,342

Percent total debt to total capitalization	20%	26%	33%
Percent long-term debt to equity	24%	26%	41%
Percent total debt to equity	24%	34%	50%
     The average annual interest rate on total debt at September 30, 2006 was 6.7%.
     Total debt decreased by $2,385,000 in the first nine months of 2006 ($2,402,000 at constant foreign exchange rates). As discussed above, on September 29, 2006, we entered into a new five-year $50,000,000 unsecured credit facility with Citizens Bank of Pennsylvania and borrowed $9,801,000 thereunder, primarily to refinance all of our other U.S. bank indebtedness, except for a mortgage note with a principal balance of $1,600,000, and those other U.S. debt facilities were terminated. At September 30, 2006, we had $40,200,000 of unused borrowing capacity under our new facility (of which $27,565,000 was borrowed on October 5, 2006 in connection with the Premier acquisition previously described), and $9,781,000 of unused borrowing capacity under our foreign loan agreements. Between September 29 and October 5, 2006, the Company repaid $4,000,000 of the September 29 borrowing, so that on October 5, 2006 the total borrowing under the new Citizens Bank facility was $33,366,000.
Other Items
     At September 30, 2006, working capital was $30,600,000 compared to $25,565,000 at December 31, 2005, and the ratio of current assets to current liabilities at those dates was 1.94 and 1.99.
     In the first nine months of 2006 and 2005, we utilized internally generated funds and our lines of credit to meet our working capital needs.
     Net cash provided by operating activities was $12,345,000 in the first nine months of 2006 compared to $7,498,000 in the same period of 2005. This $4,847,000 increase in operating cash flow was primarily due to higher net income and an increase in accrued expenses and accounts payable, partially offset by an increase in inventory and accounts receivable, in each case in this year’s first nine months versus last year’s first nine months.

     Net cash used in investing activities in the first nine months of 2006 was primarily for the acquisition of Gundlach, capital additions and restricted cash associated with letters of credit, while net cash used in investing activities in the first nine months of 2005 was primarily for capital additions.
     Net cash used in financing activities in the first nine months of 2006 and 2005 was primarily for net reductions in debt.
     Shareholders’ equity increased $10,275,000 in the first nine months of 2006 compared to year-end 2005, of which $8,411,000 was from net income, $924,000 was from the issuance of common stock pursuant to restricted stock grants and the exercise of stock options, and $1,185,000 was from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars, between the beginning and the end of the nine-month period, partially offset by $193,000 from an unrealized loss, net of taxes, attributable to a foreign exchange hedge and the reversal of a $52,000 gain upon the termination of an interest rate swap, net of tax.
Future Payments Under Contractual Obligations
     We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. Since the end of 2005, we have had the following material changes to Future Payments Under Contractual Obligations Related to Long-Term Debt: the $50,000,000 unsecured credit facility with Citizens Bank of Pennsylvania entered into on September 29, 2006 that is described above, under which $9,800,000 was borrowed primarily to repay existing bank debt; the addition of a $3,000,000 unsecured promissory note related to the Gundlach acquisition bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010; the $1,700,000 principal prepayment of bank term debt that was due in 2008; and the $804,000 reduction in the balance that was due in 2007 under a revolving line of credit.
     An update to the Future Payments Under Contractual Obligations Related to the Long-term Debt as of September 30, 2006 is as follows:

(Dollars in thousands)	Payment due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt Obligations
Debt Maturities	$14,606	$392	$3,413	$10,801	$—
Contractual Interest	4,173	970	1,761	1,442	—

	$18,779	$1,362	$5,174	$12,243	$—

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
Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include, but are not limited to, statements regarding the effect of changes in foreign exchange rates and interest rates on our business and financial results and the expected dates for recording the sales with respect to two large orders booked in the first quarter of 2006. We undertake no obligation to revise or update publicly any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.
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
     As of September 30, 2006, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in our pre-tax income for the first nine months of 2006 of approximately $433,000, or 3.4%. This hypothetical reduction on transactional exposures is based on the differences between the September 30, 2006 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments (“TA”) within the accumulated other comprehensive income component of shareholders’ equity on our balance sheet. Using the example above, a hypothetical change in TA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation shows that shareholders’ equity would be reduced by approximately $2,231,000, or 3.7% of our September 30, 2006 shareholders’ equity of $59,795,000.
Interest Rate Risk
     We have one major credit facility that requires us to pay interest on loans thereunder at annual rates that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt. As of September 30, 2006, we had total debt of $14,606,000, $4,805,000 of which was subject to fixed interest rates which ranged from 5.00% to 6.45% and $9,801,000 of which was variable rate debt with an interest rate of 7.25%. A 100 basis point increase in interest rates on the $9,801,000 of variable rate debt would increase annual interest expense by approximately $98,000.
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

PART II. OTHER INFORMATION
Item 6. Exhibits.
2.1	Stock Purchase Agreement, dated as of October 5, 2006, by and among Robert B. Korbelik, individually, The Robert B. Korbelik Trust dated December 14, 1995, as amended July 20, 2000, and Premier Pneumatics, Inc., a Delaware corporation (Filed as Exhibit 2.1 to our report on Form 8-K dated September 29, 2006 and filed with the Securities and Exchange Commission on October 5, 2006 (“October 2006 Form 8-K”) and incorporated herein by reference)

10.1	Loan Agreement, dated as of September 29, 2006, among K-Tron International, Inc., K-Tron Investment Co., K-Tron Technologies, Inc., K-Tron America, Gundlach Equipment Corporation, Pennsylvania Crusher Corporation and Jeffrey Specialty Equipment Corporation, as Borrowers and the Financial Institutions referred to on the signature pages as Lenders and Citizens Bank of Pennsylvania, individually as a Lender and as Agent (Filed as Exhibit 10.1 to the October 2006 Form 8-K and incorporated herein by reference)

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRON INTERNATIONAL, INC.
Date: November 8, 2006	By:	RONALD R. REMICK
Ronald R. Remick Senior Vice President & Chief Financial Officer (Duly authorized officer and principal financial officer of the Registrant)

	By:	ALAN R. SUKONECK
Alan R. Sukoneck
Vice President, Chief Accounting & Tax Officer (Duly authorized officer and principal accounting officer of the Registrant)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated as of October 5, 2006, by and among Robert B. Korbelik, individually, The Robert B. Korbelik Trust dated December 14, 1995, as amended July 20, 2000, and Premier Pneumatics, Inc., a Delaware corporation (Filed as Exhibit 2.1 to our report on Form 8-K dated September 29, 2006 and filed with the Securities and Exchange Commission on October 5, 2006 (“October 2006 Form 8-K”) and incorporated herein by reference)

10.1	Loan Agreement, dated as of September 29, 2006, among K-Tron International, Inc., K-Tron Investment Co., K-Tron Technologies, Inc., K-Tron America, Gundlach Equipment Corporation, Pennsylvania Crusher Corporation and Jeffrey Specialty Equipment Corporation, as Borrowers and the Financial Institutions referred to on the signature pages as Lenders and Citizens Bank of Pennsylvania, individually as a Lender and as Agent (Filed as Exhibit 10.1 to the October 2006 Form 8-K and incorporated herein by reference)

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350