Form 10-K
period 2006-12-30
K TRON INTERNATIONAL INC
filed 2007-03-09
CIK 20

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
Common Stock, par value $.01 per share
(Title of class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2006, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $117,857,481. Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the NASDAQ Global Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any shareholders (other than directors and executive officers) owning more than ten percent of the Registrant’s Common Stock. In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.
     As of March 5, 2007, there were 2,670,259 shares of the Registrant’s Common Stock outstanding.
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

PART I
Item 1. Business.
General
     K-Tron International, Inc. is a New Jersey corporation founded in 1964, and our Common Stock trades on the NASDAQ Global Market under the symbol KTII. We are engaged in one principal business segment, which is material handling equipment and systems, and our operations are conducted largely through subsidiary companies. We have manufacturing facilities in the United States, Switzerland and the United Kingdom, and our equipment is sold and serviced throughout the world.
     We serve the bulk solids material handling markets through two separate business or product lines (“business lines”). These two business lines focus primarily on feeding and pneumatic conveying equipment (our “Process Group”) and size reduction equipment (our “Size Reduction Group”). Our material handling equipment is used in a wide variety of manufacturing and other industrial processes, particularly in the plastics, food, chemical, detergent, pharmaceutical, electric utility, coal mining, and pulp and paper and wood and forest products industries. We design, produce, market and service this equipment, and we sell it both on a stand-alone basis and as part of larger systems that we design and sell. Replacement parts are an important aspect of all of our businesses, and they comprise a majority of the sales of our Size Reduction Group.
     On March 3, 2006, we purchased all of the outstanding stock of J.M.J. Industries, Inc., which operated its business under the trade name Gundlach and became part of our Size Reduction Group. On October 5, 2006, we purchased all of the outstanding stock of Premier Pneumatics, Inc., which became part of our Process Group.
Available Information
     We maintain a website at http://www.ktroninternational.com. We make available free of charge through the Investor Relations/Corporate Governance section of our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our website address in this annual report on Form 10-K only as an inactive textural reference and do not intend it to be an active link to our website. The material on our website is not part of our annual report on Form 10-K. You may also obtain a free copy of these reports and amendments by contacting Ronald R. Remick, Senior Vice President and Chief Financial Officer, at K-Tron International, Inc., Routes 55 and 553, P.O. Box 888, Pitman, New Jersey 08071-0888.
Process Group
     Our Process Group designs, produces, markets, sells and services both feeders and pneumatic conveying equipment, and it markets and sells this equipment under two brands: K-Tron Feeders and Premier Pneumatics.
     On October 5, 2006, we significantly expanded the scope of our pneumatic conveying business by acquiring Premier Pneumatics, Inc. (“Premier”) of Salina, Kansas, a leading manufacturer of pneumatic conveying components and systems for the U.S. market. Following this acquisition, our K-Tron PCS and K-Tron Colormax pneumatic conveying brands became product lines within the Premier Pneumatics brand, known as Premier PCS and Premier Colormax.

     Our feeding equipment, which is sold under the K-Tron Feeders brand, controls the flow of materials into a manufacturing process by weight (known as gravimetric feeding) or by volume (known as volumetric feeding) and is used in many different industries, including the plastics compounding, food, chemical, detergent and pharmaceutical industries. Our feeding equipment is sold throughout the world by approximately 60 independent sales representative organizations with exclusive territories, by Company-owned sales companies in France, Germany, the United Kingdom and Singapore and directly from the factory in other locations which are not covered by either of these distribution channels. Our Process Group markets and sells both stand-alone feeders and engineered systems where one or more feeders are combined with other complementary material handling equipment. We believe that we are the global leader in the production and sale of feeders for the handling of bulk solids in a manufacturing process.
     Our pneumatic conveying equipment, which is sold under the Premier Pneumatics brand, addresses a broad range of pneumatic conveying applications that involve the handling of bulk solids. Our Premier Pneumatics equipment and systems transport bulk solids from one point to another point with negative pressure (known as vacuum conveying) or with positive pressure (known as pressure conveying) and are used in many industries, including those served by the K-Tron Feeders brand. We believe that Premier is one of the leading companies for pneumatic conveying equipment and systems in the United States market.
     Following the acquisition of Premier, our Process Group established a single distribution network of independent sales representatives to sell our feeding and pneumatic conveying equipment in the North American market, consisting primarily of reps who had previously represented either K-Tron’s feeding equipment or Premier’s pneumatic conveying equipment, and most of our feeding and pneumatic conveying equipment is sold in North America through that network. We also sell our Premier PCS and Premier Colormax product lines outside of North America through many of the channels used for our K-Tron Feeders brand as well as through separate distribution channels used exclusively for these product lines.
     We have contracts with our independent sales representatives and distributors which provide for specific commissions or net transaction prices depending on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost and our distributor may receive a lower transaction price from us. Revenue is recorded after subtracting what, if any, discount or lower transaction price applies.
Process Equipment: Feeding
     Feeders. Our Process Group markets single and twin-screw feeders, belt feeders and vibratory feeders under the K-Tron Feeders brand. We offer these feeder types in a number of different designs, sizes and finishes to meet the requirements of a given material handling application and to assure compliance with applicable industry codes and specifications. In addition, these feeders are available in both a volumetric mode, where the flow of material is controlled by volume, and a gravimetric mode, where the flow of material is controlled either by weight or loss of weight over a defined time period. Gravimetric feeders, which represent the majority of our feeding equipment sales, are typically used in premium applications where short-term accuracy in the feeding of raw materials is essential to produce a high-quality end product.
     Our Process Group also offers a unique type of feeder, which we refer to as the BSP or Bulk Solids Pump. The BSP is based on patented technology which we have licensed on a worldwide exclusive basis in the fields of use relevant for our process business. The BSP feeder does not utilize the usual screws, belts or vibratory trays to convey material but instead relies upon positive displacement action to accurately feed free-flowing materials, offering uniform discharge, consistent volume and gentle handling. It achieves this result by using vertical rotating discs that create a product lock-up zone which conveys the material smoothly from a storage hopper to a discharge outlet.
     In addition to feeders, we also produce mass flow meters which measure and control the flow of material from a storage vessel. Our flow meters have no moving parts and therefore require little maintenance, and they do not need to be calibrated to a specific mass flow range.
     All of our feeding equipment models have been developed by our own internal research and development group.
     Weight Sensors and Controls. The performance of gravimetric feeders depends to a great extent on the weighing and control systems being used. Our proprietary weight sensors, known as Smart Force Transducers, are based on a vibrating wire technology. These load cells have evolved over many years into today’s rugged and drift-free weighing systems. When combined with our proprietary control system, known as SmartConnex, they constitute what we believe to be one of the most accurate systems generally available for gravimetric feeding.
     Manufacturing. Our Process Group produces a number of feeder designs which are then adapted to meet a customer’s particular specifications. Customization generally is limited to combining standard mechanical and electrical modules to meet the process and regulatory requirements of the customer. Our primary manufacturing activities consist of the assembly and final testing of feeders and related equipment. We assemble a number of components used in our feeder products that are manufactured by others to our specifications. These outsourced components include sheet metal parts, feeder screws, castings, electric motors and electronic assemblies. We also manufacture the load cells that are used in our gravimetric feeders. Our feeding equipment and systems are assembled and tested at our facilities in Pitman, New Jersey and Niederlenz, Switzerland.
     Competition. Based in part on independent market studies, we believe that our Process Group is the leading worldwide producer of feeders and related equipment for the handling of bulk solids in manufacturing processes, and we believe that we have reached this position primarily because of our use of digital control technology and digital weighing technology, our development of mechanical design improvements to our products and our extensive knowledge of material handling applications. We also rely on our global service network, our reputation and our many years of experience in serving the needs of our large customer base to maintain a competitive advantage. Strong competition exists in nearly every major geographic and industrial market that we serve. Competitors range in size from a significant, privately-held corporation with a broad line of products to smaller companies with a global presence and regional firms that often specialize in a limited range of products.
Process Equipment: Pneumatic Conveying
     Conveying Equipment. Our Process Group markets a full line of pneumatic conveying equipment, including components such as loaders, blower packages, diverter valves, rotary valves, in-line filters and other ancillary equipment. These products, which are marketed under the Premier Pneumatics brand, are offered in a number of different designs, sizes and finishes to meet the requirements of a given material handling application and to assure compliance with applicable industry codes and specifications. Our pneumatic conveying systems convey material by positive pressure where the material is blown to a storage vessel, or by negative pressure where the material is transferred by vacuum to a storage vessel. Products are sold stand-alone to customers and resellers who then install them in one of their systems, or as part of customer and application-specific engineered systems that are designed by us. Among the applications for engineered systems are railcar and truck unloading systems, where high volumes of bulk solids are typically moved by positive pressure from railcars or trucks to intermediate storage containers, and intermediate storage to production line systems, where bulk solids are typically transported by vacuum at lower volumes.
     Our Process Group markets pneumatic conveying systems under the Premier Pneumatics brand to a number of markets and industries, including the ones that we serve with our feeding equipment. The Premier Colormax name is used for pneumatic conveying equipment and BSP feeders sold primarily to the plastics injection molding industry. The Premier PCS name is used for pneumatic conveying equipment sold to customers primarily in the food and pharmaceutical industries where stainless steel and high-grade finishes are specified by the customer or are regulatory requirements.
     Manufacturing. Our pneumatic conveying equipment manufacturing activities consist of machining and welding raw materials and castings into machined parts, and assembling these parts together with components purchased from outside suppliers into loaders, rotary valves, diverter valves and other related equipment. We produce a number of standard pneumatic conveying and related products that are then adapted to meet a customer’s particular specifications. Customization generally is limited to combining standard mechanical and electrical modules to meet the process and regulatory requirements of the customer. Our pneumatic conveying equipment and systems are assembled and tested at our facilities in Salina, Kansas, and in Stockport and Telford in the United Kingdom.
     Competition. Strong competition with respect to pneumatic conveying equipment exists in every major geographic and industrial market that we serve. Competitors range in size from larger companies with national or international markets and a broad line of products to smaller companies serving a regional market and specializing in a limited range of products or applications. Many of our competitors are privately held. We believe that we are one of the leading suppliers of pneumatic conveying equipment and systems to the plastics, chemical and food industries in the United States, and to the food and pharmaceutical industries in the United Kingdom.
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
Size Reduction Group
     Our Size Reduction Group, which consists of our U.S.-based Pennsylvania Crusher Corporation (“Penn Crusher”), Jeffrey Specialty Equipment Corporation (“Jeffrey”) and Gundlach Equipment Corporation (formerly J.M.J. Industries, Inc.) (“Gundlach”) businesses, designs, manufactures, markets and sells primarily size reduction equipment, such as hammermills, wood hogs and double roll crushers. This equipment is used to resize various materials to a given smaller size, and the principal industries served are the electric utility, coal and minerals mining, pulp and paper and wood and forest products industries. While all three companies offer their equipment in many parts of the world, we believe that Penn Crusher is the leader in the United States in selling size reduction equipment to the electric utility industry, that Jeffrey is one of the leaders in selling such equipment to the U.S. pulp and paper industry and that Gundlach is one of the leaders in selling such equipment to the U.S. coal mining industry.
     Penn Crusher Equipment. Penn Crusher manufactures size reduction and related equipment for the electric utility industry to crush coal before it is used as fuel in the steam furnaces of coal-fired power generation plants, and it also serves other industries such as mining, quarrying and glass making. Penn Crusher sells its equipment and services worldwide through more than 50 independent sales representatives, with a primary focus on the United States. We have contracts with our independent sales representatives which provide for specific commission rates to be paid to the representative based on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost. Revenue is recorded after subtracting what, if any, discount applies.
     The crushers most commonly sold by Penn Crusher are hammermills, in which the material is broken by impact from hammers and then scrubbed against a screen for desired size. Penn Crusher manufactures a number of different hammermill designs, such as granulators, that use rows of ring hammers to crush with a slow, positive rolling action, and other crushers such as Bradford breakers, in which the material is crushed by gravity impact only. Crushers come in a wide variety of sizes and configurations, and each machine is built-to-order to meet the customer’s specifications.
     Penn Crusher also manufactures and markets a positive displacement action feeder using the same licensed technology that is the basis of our Process Group’s Bulk Solids Pump. Penn Crusher owns the exclusive rights to utilize this technology in feeders of 24-inch diameter and larger in low-pressure applications for markets in the United States, Canada and Mexico. These feeders are used primarily to feed coal into pulverizers in coal-fired power plants, and they also feed limestone into raw mills in the cement industry.
     Jeffrey Equipment. Jeffrey produces wood hogs, other size reduction equipment and related items for use primarily in the pulp and paper and wood and forest products industries. Jeffrey hammermills are also sold to the mining industry to resize chunks of coal, which come directly out of the mine, into smaller pieces. Jeffrey markets its equipment through a combination of independent sales representatives and distributors, with a focus on the U.S. market. We have contracts with our independent sales representatives and distributors which provide for specific commissions or net transaction prices depending on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost and our distributor may receive a lower transaction price from us. Revenue is recorded after subtracting what, if any, discount or lower transaction price applies.
     Our Jeffrey brand encompasses a number of basic crusher designs that are available in varying sizes and configurations to meet specific customer needs. Wood and bark hogs are used in the pulp and paper and wood and forest products industries to produce mulch, boiler fuel, chips for composite wood products and compost. A chip sizer is marketed to the pulp and paper industry to resize chips too large for use in a pulp digester.
     Jeffrey also sells a line of electromechanical and electromagnetic vibratory feeders that are used primarily in the aggregates, coal, mineral, chemical and other industries to feed bulk solid materials into processes. Applications range from reclaiming aggregates from stockpiles to feeding coal in a potentially explosive environment.

     Gundlach Equipment. Gundlach manufactures size reduction equipment for the coal mining industry, and its equipment is also used to crush coal and other minerals in coal-fired power stations, salt processing plants, fertilizer manufacturing facilities and other industrial applications. Gundlach sells its equipment worldwide through more than 30 independent sales representatives, with a focus on the U.S. and South American markets. We have contracts with our independent sales representatives which provide for specific commission rates to be paid to the representative based on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost. Revenue is recorded after subtracting what, if any, discount applies.
     The crushers most commonly sold by Gundlach are double roll crushers, in which the material is broken by compression resulting in minimal fines. Gundlach manufactures a large variety of double roll single-stage and two-stage crushers, the latter including a pre-crusher. Crusher rolls are designed with varying surface configurations tailored to the material and sizing requirements of each specific application. Another product sold by Gundlach is the Cage Paktor, in which the material is crushed by impact between one cage and shear plates or two counter-rotating cages and shear plates. Gundlach’s crushers come in a wide variety of sizes and configurations, and each machine is built-to-order to the customer’s specifications.
     Gundlach also sells specialty crushers and other equipment such as the Accu-Grind, a small crusher designed for sampling applications, the Nanosiz-R which provides fine grinding for the mineral industry, and the Ro-Pro Separator which is used in coal washing applications to separate fine particles from coarse particles.
     Replacement Parts. A majority of our Size Reduction Group’s revenues is derived from the sale of replacement parts. Each company within the Size Reduction Group has a large installed base of long-lived equipment, and every machine and part sold, including specifications and drawings, is registered in a digital database to provide customers with fast and efficient support.
     Manufacturing. The manufacturing activities of our Size Reduction Group consist of machining and welding raw materials and castings into machined parts, and assembling these parts together with components purchased from outside suppliers into size reduction and other equipment. The equipment is then balanced and tested before being shipped to a customer’s site. Machine parts, such as frames, rotors and rolls, are built individually to order with no parts stocked in inventory. Certain higher volume parts, such as bearings, which are also marketed as replacement parts, are purchased in volume from outside suppliers.
     Competition. We believe that Penn Crusher is the leading U.S. producer of hammermills and related equipment for the size reduction of steam coal by electric utility companies, that Jeffrey is among the U.S. market leaders in equipment for the resizing of wood chips for pulp and paper applications, and that Gundlach is one of the leading U.S. manufacturers of double roll crushers and related equipment for the U.S. coal mining industry. Penn Crusher, Jeffrey and Gundlach have reached these positions primarily because of superior machine design and quality and also because of their reputation and many years of experience in serving the needs of their customers. Competition exists in every major market that Penn Crusher, Jeffrey and Gundlach serve. Competitors are generally smaller companies with more limited product lines competing in specific geographic markets and applications.

K-Tron Electronics
     K-Tron Electronics designs, produces and tests electronic assemblies for use by us in our Pitman, New Jersey and Niederlenz, Switzerland Process Group manufacturing facilities and also to sell to third parties, generally focusing on small production runs for customers in New Jersey, eastern Pennsylvania and Delaware. Its facilities, which are located in Pitman, New Jersey, provide both automated surface mount and through-hole assembly capabilities, as well as testing equipment. The regional market for electronic assemblies is large, and K-Tron Electronics is one of many suppliers to this market.
Customers
     We sell our material handling equipment and systems throughout the world to a wide variety of customers in the various industrial markets which we serve, ranging from large, global companies to regional and local businesses. No single customer accounted for more than 10% of our total revenues in fiscal 2006.
Suppliers
     Although certain components of our products are currently purchased from sole sources, we believe that comparable components can be obtained from alternative suppliers at prices competitive with those of our current suppliers. We have never experienced a significant production delay that was primarily attributable to an outside supplier.
Patents
     Our technology in the Process Group is protected by numerous patents in the U.S. and in other major countries that offer patent protection. Certain of our patents have expired and others will expire at various future dates. The loss of such patent protection is not expected to have a significant adverse effect on our business.
Research and Development
     We invest in research and development (“R&D”) to maintain a technological leadership position in our process equipment business. R&D in our Process Group focuses on new products as well as improvements to existing products, with particular emphasis on the application of weighing and control technologies and on mechanical design improvements. Current efforts are aimed at developing new products, shortening the time spent in the development of such products, modifying existing product designs to provide lower cost or higher performance products and analyzing the price/performance relationship for both new and existing products. We spend a minor amount on development work in our size reduction equipment business either at a customer’s request or to produce an improved product to better fit a customer’s needs. The cost of such work is not categorized as R&D expense nor is it capitalized, but rather it is charged as an engineering expense within cost of revenues.
     Our research and development expenses were $2,262,000, $2,449,000, and $2,669,000 in fiscal 2006, 2005, and 2004.

Backlog
     At the end of fiscal 2006, our backlog of unfilled orders was approximately $49,908,000 compared to a backlog of approximately $25,561,000 at the end of fiscal 2005, an increase of 95.3% (at constant foreign exchange rates). This year-over-year increase was primarily due to stronger demand for our Process Group equipment and our acquisitions of Premier and Gundlach during fiscal 2006.
     A significant part of our backlog at the end of fiscal 2006 consisted of orders that were expected to be shipped within 120 days. Approximately $2,608,000 of the Size Reduction Group’s backlog at the end of fiscal 2006 was for blanket orders that can be released by the customer at any time over an 18-month period compared to approximately $2,328,000 of such blanket orders at the end of fiscal 2005.
Employees
     At the end of fiscal 2006, we had 625 employees, of which 452 were located in the United States, 158 in Europe, 7 in Singapore, 7 in China and 1 in Mexico. None of our employees are represented by labor unions, and we consider relations with our employees to be good.
Executive Officers of the Registrant
     Our current executive officers are as follows:

Name	Age	Position
Edward B. Cloues, II	59	Chairman of the Board of Directors and Chief Executive Officer

Kevin C. Bowen	55	Senior Vice President, Process Group and President and Chief Executive Officer of K-Tron America, Inc.

Lukas Guenthardt	48	Senior Vice President, Corporate Development

Donald W. Melchiorre	58	Senior Vice President, Size Reduction Group and President and Chief Executive Officer of Pennsylvania Crusher Corporation

Ronald R. Remick	60	Senior Vice President, Chief Financial Officer and Treasurer
     Edward B. Cloues, II has been a director since July 1985 and was most recently reelected at the 2005 annual meeting of shareholders. He became Chairman of the Board of Directors and Chief Executive Officer of the Company on January 5, 1998. Prior to joining the Company at that time, Mr. Cloues was a partner in the law firm of Morgan, Lewis & Bockius LLP. He is also a director and non-executive Chairman of the Board of AMREP Corporation and a director of Penn Virginia

Corporation and of Penn Virginia Resource GP, LLC, the general partner of Penn Virginia Resource Partners, L.P.
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
     Donald W. Melchiorre has been Senior Vice President, Size Reduction Group of the Company since May 2006 and President and Chief Executive Officer of Penn Crusher and Jeffrey since October 2004. From December 1996 until October 2004, he was President and Chief Operating Officer of Penn Crusher, and from August 2002 to October 2004 he held the same position at Jeffrey. From 1982 to 1987, Mr. Melchiorre worked at Penn Crusher as a Regional Sales Manager and left the company in 1987 to become a Regional Sales Manager, and subsequently North American Sales and Marketing Manager and then Director for Sales and Marketing-European Operations, for K-Tron’s U.S. and Swiss manufacturing subsidiaries. In 1992, he left K-Tron to establish EPI Technical Sales, Inc., an independent sales representative organization selling bulk material handling equipment, including both the K-Tron Soder and Penn Crusher lines of equipment. He returned to Penn Crusher in 1996.
     Ronald R. Remick has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 1999. Prior to joining K-Tron, Mr. Remick was Vice President of Planning and Treasury of ARCO Chemical Company from 1995 to 1998 and Vice President of Planning and Control of ARCO Chemical Company from 1993 to 1995.
     The executive officers are elected or appointed by the Board of Directors of the Company or by an appropriate subsidiary board of directors to serve until the election or appointment of their successors or their earlier death, resignation or removal. They may also hold positions in other subsidiaries of the Company.

Item 1A. Risk Factors.
     Our businesses and operations are subject to a number of risks and uncertainties as described below, but these risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer.
     Competition could adversely affect our business and results of operations.
     Many of our products are sold in highly competitive markets in the Americas, Europe, the Middle East and Asia, and some of our competitors may have financial resources that are substantially greater than ours. We believe that over the past several years we have experienced increased price competition in many of our markets. Competitive pressures could cause our products to lose market share or result in significant price erosion which would have an adverse effect on our business and results of operations.
     Our substantial sales abroad subject us to the risk of adverse foreign currency fluctuations which could negatively impact our results of operations.
     We are an international company, and we derived approximately 34%, 38% and 43% of our 2006, 2005 and 2004 revenues from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. We expect that international sales will continue to account for a significant portion of our sales in future periods. International sales are subject to fluctuations in exchange rates, which may have an adverse effect on our business and operating results. Also, since the results of operations of our subsidiaries are translated into U.S. dollars, fluctuations in exchange rates, particularly among the U.S. dollar, Swiss franc, euro and British pound sterling, will affect the U.S. dollar amount of these results. In addition, since our subsidiaries sell into other countries, these transactions may be negatively affected by fluctuations in the relevant foreign currency exchange rates.
     We operate in cyclical industries.
     As an industrial capital goods supplier, many of the markets for our products are cyclical. During periods of economic expansion, particularly when capital spending is increasing, we generally benefit from increased demand for our products. During periods of economic contraction or recession, we are generally adversely affected by declining demand for our products. Also, there can be no assurance that an increase in demand or an economic expansion will be sustained in the markets in which we sell our products.
     The loss of a large customer could have an adverse effect on our operating results.
     In 2006, our top five customers accounted for approximately 9% of our total revenues. The loss of, or significant curtailment of purchases by, one or more of our large customers could have an adverse effect on our operating results.
     We are dependent on our key personnel.
     We are dependent upon the continued services of certain key officers and management and operating personnel. The loss of key personnel could have an adverse effect on us. We do not maintain “key man” insurance on any of our officers. Our continued success also depends on our ability to attract and retain a skilled labor force. There can be no assurance that we will be successful in attracting and retaining the personnel we require either to maintain our business or expand our operations.
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
     We are a company that, from time to time, seeks to grow through strategic acquisitions. In the past, we have made acquisitions intended to complement or expand our business, and we may do so again in the future. The success of these transactions may depend on our ability to integrate assets and personnel acquired in these transactions without substantial costs, delays or other operational or financial problems. We may encounter difficulties in integrating acquisitions with our operations or in separately managing a new business. Furthermore, we may not realize the degree or timing of benefits that we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.
     Our business and operating results depend in part on continued successful research, development and marketing of new or improved products, and there can be no assurance that we will continue successfully to introduce new or improved products on a timely and cost-effective basis.
     The success of new and improved products depends on their initial and continued acceptance by our customers. Our businesses are affected by varying degrees of technological change and corresponding shifts in customer demand, which may result in product transitions, shortened life cycles and an increased importance of being first to market with new products. We may experience difficulties or delays in the research, development, production or marketing of new products, and this may negatively impact our business and operating results and prevent us from recouping or realizing a return on the investments required to bring new products to market on a timely and cost-effective basis.
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

     We may be subject to other costly litigation and governmental proceedings which could adversely affect our business or results of operations.
     From time to time, we may be subject to various claims and lawsuits by the government, competitors, customers, employees or other persons. Such matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have an adverse effect on our business or operating results.
     Our indebtedness may affect our business and may restrict our operating flexibility.
     As of December 30, 2006, we had $34,768,000 of outstanding indebtedness. Our level of indebtedness and the debt servicing costs associated with that indebtedness could have important effects on our operations and business strategy. For example, our indebtedness could:
•	limit our flexibility in planning for, or reacting to, changes in our business or in the markets in which we compete;

•	place us at a competitive disadvantage relative to our competitors, some of which may have lower debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds;

•	limit our ability to make future acquisitions;

•	limit our ability to make capital expenditures;

•	limit our ability to conduct research and development; and

•	increase our vulnerability to adverse economic, financial market and industry conditions, including recessions and higher interest rates.
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
     Political and economic events and health issues in the United States or abroad may subject us to numerous risks which could have an adverse effect on our business and our operating results, including restrictive trade policies, unfavorable economic conditions in particular markets, health and epidemic concerns, inconsistent product regulation or other changes in regulatory and other legal requirements, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements.
     Terrorist attacks and threats may disrupt our operations and negatively impact our business, revenues, costs and stock price.
     The terrorist attacks in September 2001 in the United States, the U.S. response to those attacks and the resulting decline in consumer confidence had a substantial adverse impact on the U.S. economy. Any similar future events may disrupt our operations or those of our customers or suppliers. In addition, these events had and may continue to have an adverse impact on the U.S. and world economies in general and consumer confidence and spending in particular, which could harm our sales. Any new terrorist events or threats could have a negative impact in the U.S. and world financial markets, which could reduce the price of our Common Stock and limit the capital resources available to us and our customers and suppliers. This could have a significant adverse impact on our business, operating results, revenues and costs and might result in increased volatility in the market price of our Common Stock.
     Extensive environmental laws and regulations affecting the production of electric power could result in electric power generators shifting from coal to natural gas-fired power plants, which would adversely affect our size reduction business.
     Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, whose owners are principal customers of our size reduction business. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures. There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants. As a result of these current and proposed laws, regulations and trends, electricity generators may elect to switch to other fuels such as natural gas that generate less of these emissions, which would reduce the demand for our size reduction equipment.
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     We own a 92,000 square foot building in Pitman, New Jersey where our Process Group conducts manufacturing operations and also has sales, service, research and development and administrative offices, a technical center for product demonstrations and training facilities for employees, customers and sales representatives. Our worldwide corporate headquarters are also located at this site as is our K-Tron Electronics business. Approximately 10,000 square feet of our Pitman facility is leased to an unrelated sheet metal business that is an important supplier to us.
     Our Process Group also conducts operations in Salina, Kansas in several owned buildings consisting of approximately 134,000 square feet of manufacturing, office and test lab space.
     In Niederlenz, Switzerland, we own a 65,000 square foot building where our Process Group has manufacturing facilities and a technical center for product demonstrations, and there is an adjacent five-floor, 40,000 square foot office building which we also own. These buildings also house sales, service, research and development and other administrative functions, as well as training facilities. During 2006, approximately 4,000 square feet in the office building was leased to an unrelated third party.
     Our Process Group also leases 10,800 square feet of space in a facility in Stockport, England, and 6,700 square feet of space in a facility in Telford, England, where we assemble products and have offices.
     Certain Process Group sales and service activities are conducted in leased office space in France, Germany, Singapore and China (service only).

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
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
     Our Common Stock trades on the NASDAQ Global Market under the symbol KTII. The following table sets forth the high and low sales prices per share for each quarter in fiscal 2005 and 2006 as quoted on the NASDAQ Global Market or, prior to the launch of that market, the Nasdaq National Market.

	High	Low
Fiscal Year 2005

First Quarter	$31.50	$24.99
Second Quarter	$33.01	$27.12
Third Quarter	$35.15	$27.52
Fourth Quarter	$38.50	$31.75

Fiscal Year 2006

First Quarter	$48.68	$35.95
Second Quarter	$52.85	$46.81
Third Quarter	$66.00	$49.70
Fourth Quarter	$76.46	$60.86
     On March 5, 2007, the closing price of a share of K-Tron Common Stock as quoted on the NASDAQ Global Market was $71.87.
Equity Holders
     On March 5, 2007, there were 187 record holders and approximately 2,060 beneficial owners (held in street name) of our Common Stock.
Dividend Policy
     We have never paid a cash dividend on our Common Stock, and we currently intend to retain all future earnings for use in our business. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.
Item 6. Selected Financial Data.
     The selected consolidated financial data presented below for, and as of the end of, each of our last five fiscal years was derived from and is qualified by reference to our consolidated financial statements for those years. Our consolidated financial statements for the fiscal years ended December 30, 2006, December 31, 2005, January 1, 2005 and January 3, 2004 were audited by Grant Thornton LLP, independent registered public accounting firm, and our consolidated financial statements for the fiscal year ended December 28, 2002 were audited by KPMG LLP, independent registered public accounting firm.

     This selected financial data should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is Item 7 of this annual report on Form 10-K.

	Fiscal Year Ended
	Dec. 30	Dec. 31	Jan. 1	Jan. 3	Dec. 28
	2006(1)	2005	2005	2004(2)	2002
FINANCIAL SUMMARY ($000s):
Revenues	$148,127	$118,940	$112,494	$94,676	$68,231
Income before taxes	19,381	12,201	8,732	5,243	4,396
Net income	12,872	7,282	6,610	3,723	3,284
Total assets	140,996	89,110	93,665	83,081	50,459
Working capital	28,962	25,565	23,778	17,121	14,106
Additions to property, plant, and equipment	2,604	2,206	1,601	3,311	2,967
Depreciation and amortization	4,634	3,868	4,062	2,873	2,499

PER SHARE ($):
Basic net earnings	$4.95	$2.85	$2.65	$1.53	$1.35
Diluted net earnings	4.59	2.68	2.53	1.49	1.33
Book value	25.02	19.23	18.02	14.35	11.69

CAPITALIZATION ($000s):
Shareholders’ equity	$65,381	$49,520	$45,559	$35,114	$28,419
Long-term debt	34,364	12,675	18,598	24,574	6,499
Short-term debt (3)	404	4,316	4,185	3,541	2,005
Total debt	34,768	16,991	22,783	28,115	8,504

RATIOS:
Return on average shareholders’ equity (%)	22.4	15.3	16.4	11.7	13.1
Return on revenues (%)	8.7	6.1	5.9	3.9	4.8
Long-term debt to shareholders’ equity (%)	52.6	25.6	40.8	70.0	22.9
Current assets to current liabilities	1.8	2.0	1.9	1.8	1.9
Average inventory turnover	4.6	4.6	4.6	4.1	4.0
Average accounts receivable turnover	7.3	6.0	5.6	5.0	4.6

OTHER DATA:
Shares outstanding (000s) (4)	2,613	2,576	2,528	2,447	2,431
Shareholders of record	193	207	221	224	235
Number of employees	625	460	467	474	361

(1)	The 2006 consolidated financial statements include the acquisitions of J.M.J. Industries, Inc., operating under the tradename Gundlach, from March 4, 2006, and Premier Pneumatics, Inc. from October 6, 2006.

(2)	The 2003 consolidated financial statements include the acquisition of Pennsylvania Crusher Corporation and its subsidiary from January 2, 2003. Fiscal 2003 was a 53-week year; all other years in this table were 52-week years.

(3)	Including current portion of long-term debt.

(4)	Net of treasury stock of 2,003 shares as of the closing of each fiscal year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview of Business
     We are engaged in one principal business segment — material handling equipment and systems. We operate in two primary geographic locations — North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”).
     Within the material handling equipment and systems segment, we have two main business or product lines (“business lines”), which are our process and size reduction business lines. In 2006 compared with 2005, the customers of our two business lines increased their spending on equipment, parts and services in both the Americas and EMEA/Asia, even before adding in the acquisitions of Gundlach on March 3, 2006 and Premier on October 5, 2006.
     Management looks at trends in what it believes to be relevant indicators, such as the PMI Index for manufacturing published by the Institute of Supply Management and similar foreign indices, to help it better understand the prospects for capital equipment spending as it may affect our process business line. These indicators remained positive throughout 2006, with the exception of being slightly negative in November, with fluctuating monthly values. Historically, increases in our feeding equipment sales generally have lagged movements in these indicators, in some cases by as much as six to twelve months.
     Our process business line designs, produces, markets, sells and services both feeders and pneumatic conveying equipment. We believe, based in part on independent market studies, that we are the global leader in the design, production, marketing and servicing of high-quality industrial feeders for the handling of bulk solids in manufacturing processes. Markets served include the plastics compounding, food, chemical, detergent and pharmaceutical industries. The majority of the revenues and profits of the feeder portion of our process business line is generated by equipment and systems sales, with a lesser amount attributable to service, parts and repairs. Feeders are sold under the K-Tron Feeders brand name, both domestically and in other countries around the world. New product innovation is a major objective of the R&D efforts of this business. In this part of our process business line, we have the ability to serve nearly all geographic regions of the world from our two assembly-and-test facilities in Pitman, New Jersey and Niederlenz, Switzerland and our sales and service offices in France, Germany, the United Kingdom, Singapore and China (service only).
     On October 5, 2006 we significantly expanded the scope of our pneumatic conveying business with the acquisition of Premier, a leading manufacturer of pneumatic conveying components and systems for the U.S. market. Our pneumatic conveying equipment, which includes the Premier PCS and Premier Colormax product lines (formerly the K-Tron PCS and K-Tron Colormax brands), is now all sold under the Premier Pneumatics brand name. Aside from selling into markets common to those for industrial feeders, pneumatic conveying equipment is also sold into the plastics injection molding market. Factors affecting the sale of pneumatic conveying equipment are similar to those which affect the sale of feeding equipment but also include factors that may affect the secondary plastics market generally.
     Our size reduction business line was established with the purchase of Penn Crusher and Jeffrey on January 2, 2003. The acquisition of Gundlach on March 3, 2006 expanded our size reduction business by including a leading provider of size reduction equipment to the coal mining industry. Penn Crusher, Jeffrey and Gundlach sell equipment primarily into the U.S. market, with some sales into foreign countries, particularly in South America and China. The main industries served are the electric utility, coal mining, pulp and paper and wood and forest products industries, and a majority of the revenues and profits are generated from replacement part sales instead of from the sale of new equipment. Penn Crusher, Jeffrey and Gundlach have developed and currently maintain an extensive digital database of previously sold equipment, including equipment specifications and drawings, that enables them to respond quickly and efficiently to fill customers’ spare parts orders. Significant indicators that management uses to judge prospects for this business line in the U.S. include the level of electricity consumption, the financial health of the electric utility industry, the demand for coal and the demand for paper and forest products.
     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references to 2006, 2005 and 2004 mean the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005.
Critical Accounting Assumptions and Estimates
     This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and follow our significant accounting policies as described in the notes to our consolidated financial statements. The preparation of these financial statements requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods covered thereby. Actual results could differ from those estimates.
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
Depreciable Lives of Plant and Equipment
     Each asset included in plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of such asset from earnings every year over such asset’s estimated economic useful life. As a result of this assumption, net plant and equipment at year-end 2006 totaled $29,316,000, which represented 21.1% of total assets. Depreciation expense during 2006 totaled $4,047,000, which represented 3.2% of total operating expenses. Given the significance of plant and equipment and associated depreciation to our financial statements, the determination of an asset’s economic useful life is considered to be a critical accounting estimate.
     Economic useful life is the duration of time an asset is expected to be productively employed by us, which may be less than its physical life. Management’s assumptions regarding the following factors, among others, affect the determination of estimated economic useful life: changes in technology, wear and tear and changes in market demand.

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
Allowance for Doubtful Accounts
          We encounter risks associated with sales and the collection of the associated accounts receivable. We record a provision for accounts receivable that are considered to be uncollectible. In order to estimate the appropriate provision, management analyzes the creditworthiness of specific customers and the aging of customer balances. Management also considers contractual rights and obligations and general and industry specific economic conditions.
          Management believes that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because the underlying critical assumptions used to establish the allowance can change from time to time, and uncollectible accounts could potentially have a material impact on our results of operations.
Asset Impairment Determinations
          As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized. Under this accounting standard, goodwill is subject to an impairment test that we conduct at least annually using a discounted cash flow technique. The impairment test done in 2006 indicated that the fair values of the businesses with goodwill exceeded their carrying values and, therefore, the goodwill amount was not impaired for any of these businesses.
          With respect to our other long-lived assets, we are required to test for asset impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in order to determine whether or not an asset has been impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than its carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.
          In analyzing the future cash flows of various assets, the critical assumptions we make include the following:
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
Income Taxes
     We use the liability method to account for income taxes. Under this method, deferred tax liabilities and assets are recognized for the tax effects of temporary differences between the financial reporting and tax bases of liabilities and assets measured using the enacted tax rate. Our income tax expense was $6,509,000 with a 33.6% effective tax rate for 2006. A one percentage point increase in the Company’s effective tax rate for 2006 from 33.6% to 34.6% would have decreased reported net income by approximately $194,000.
     Significant management judgment is required in determining income tax expense and the related balance sheet amounts. Assumptions are required concerning the ultimate outcome of tax contingencies and the realization of deferred tax assets. We have accrued our estimate of the probable tax contingency in accordance with Statement of Accounting Standards No. 5, “Accounting for Contingencies”.
     Actual income taxes paid by us may vary from estimates depending upon changes in income tax laws, actual results of operations and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We believe that our recorded tax liabilities adequately provide for the probable outcome of these assessments. Deferred tax assets are recorded for deductible temporary differences, operating losses and tax credit carryforwards. However, when there are insufficient sources of future taxable income to realize the benefit of these items, these deferred tax assets are reduced by a valuation allowance. A valuation allowance is recognized if, based on the weight of available evidence, it is considered more likely than not that some portion or all of a deferred tax asset will not be realized. The factors used to assess the likelihood of realization include forecasted future taxable income and available tax planning strategies that could be implemented to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits. The effect of a change in the valuation allowance is reported in the current period tax expense.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. Interpretation 48, which clarifies Statement No. 109, “Accounting for Income Taxes”, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company on December 31, 2006. The Company does not believe that the adoption of Interpretation 48 will have a material impact on its consolidated financial statements.
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
Warranty Reserve
     We provide for the estimated warranty cost of a product at the time revenue is recognized. Warranty expense is normally accrued as a percentage of sales based upon historical information on a monthly basis, and this provision is included in accrued expenses and other liabilities. There is an exception to this for certain products within the size reduction business line for which we use a combination of historical information and management judgment. We offer a one-year product warranty on a majority of our products. While we engage in extensive product quality programs and processes, including the active monitoring and evaluation of the quality of our component suppliers, our warranty obligations are affected by actual product failures and by material usage and service costs incurred in correcting a product failure. Our warranty provision takes into account our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty provisions are adequate and that the judgments applied are appropriate, the ultimate cost of product warranty could differ materially from our estimates. When the actual cost of warranty of our products is lower than we originally anticipated, we adjust downward the recorded reserve, and if the cost of warranty repairs and service is higher than anticipated, we increase the reserve.
Legal Contingencies
     We are currently involved in certain legal proceedings. We have accrued an estimate of the probable costs for the resolution of these claims in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. This estimate has been developed by management and may be made in consultation with outside counsel handling our defense in these matters and also with our insurance broker, and it is based upon an analysis of potential results, including litigation and settlement strategies. We do not believe that these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by litigation outcomes that are significantly different than our assumptions and estimates.
Results of Operations
Overview
     2006, 2005 and 2004 were 52-week years. In 2006, 2005 and 2004, we reported revenues of $148,127,000, $118,940,000 and $112,494,000 and net income of $12,872,000, $7,282,000 and $6,610,000.
     We believe that the increases in our 2006 revenues and net income compared to 2005 were primarily the result of the contributions from the March 3, 2006 Gundlach acquisition and the October 5, 2006 Premier acquisition as well as from generally stronger business conditions and increased spending on capital equipment by our customers in both our process and size reduction business lines. Our 2006 effective tax rate was 33.6%, down from 40.3% in 2005 due primarily to added taxes in 2005 for the one-time repatriation of cash from Switzerland as discussed in the next paragraph.
     We believe that the increases in our revenues and net income in 2005 compared to 2004 were primarily the result of stronger business conditions and increased spending by our customers in the Americas, especially with respect to our size reduction business line, which more than offset lower spending by overseas customers of our process business line. Our 2005 effective tax rate was 40.3%, up from 24.3% in 2004. This increase was primarily due to a higher proportion of U.S. income in 2005, which was taxed at higher rates, and a fourth quarter 2005 tax provision of $891,000 arising from the one-time repatriation under the American Jobs Creation Act of 2004 of $10,000,000 from our Swiss subsidiary. The tax on the $10,000,000 repatriation added 7.3% to our effective tax rate for 2005, increasing it from 33.0% to 40.3%. Net income for 2004 benefited from a $164,000 pre-tax profit contribution from the first quarter 2004 sale of an office building by one of our United Kingdom subsidiaries and from a $540,000 tax benefit resulting from the fourth quarter 2004 reduction of a previously established tax reserve following the settlement and closure of a tax audit in Germany, which tax benefit also lowered our effective tax rate for 2004.
Acquisitions
     On March 3, 2006, we purchased all of the outstanding stock of J.M.J. Industries, Inc., which operated its business under the Gundlach tradename. The purchase price was $9,154,500, of which $6,154,500 was paid in cash and $3,000,000 by delivery of an unsecured promissory note bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. We also paid off all of the acquired company’s bank debt, which amounted to approximately $1,347,000. We did not borrow any money in connection with either the acquisition or the payoff of the bank debt. The Gundlach operation is part of our size reduction business line.
     On October 5, 2006, we purchased all of the outstanding stock of Premier Pneumatics, Inc. The preliminary purchase price was $27,565,000, all of which was paid in cash, including a $2,000,000 escrow. The final purchase price of $27,453,000 included an adjustment based on Premier’s net working capital as of the closing date. In February 2007, we also paid $1,567,000 to the seller in connection with our Internal Revenue Code section 338(h)(10) election with respect to this acquisition. We financed the purchase price and related costs of the Premier acquisition under a loan agreement entered into on September 29, 2006 between Citizens Bank of Pennsylvania (“Citizens”) and us and our U.S. subsidiaries.
     The Citizens agreement provides us and our U.S. subsidiaries until September 29, 2011 with a $50,000,000 unsecured revolving line of credit. On September 29, 2006, the Company borrowed $9,801,000 under the new facility, primarily to refinance all of its other U.S. bank indebtedness, except for a mortgage note with another bank with a principal balance of $1,600,000, and those other U.S. debt facilities were terminated. The $27,565,000 preliminary purchase price for Premier was borrowed under the Citizens facility on October 5, 2006. Between September 29 and October 5, 2006, the Company repaid $4,000,000 of the September 29th $9,801,000 borrowing, so that at October 5, 2006, following the Premier acquisition, the total borrowing under the Citizens facility was $33,366,000. As of December 30, 2006, the total borrowing under that facility was $30,000,000.
     On November 1, 2006, we announced the signing of a definitive agreement to purchase certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”). Wuxi Chenghao, a privately held Chinese company, is one of the leading feeder and ancillary equipment manufacturers for the plastics compounding and injection molding industries in the People’s Republic of China (the “PRC”). The total cost of the transaction over a five-year period, including the purchase price and payments under related employment and other arrangements with Wuxi Chenghao’s current owner, could be as much as approximately $3.5 million. The acquisition is expected to be concluded in late March or early April 2007, with the closing being subject to various conditions typical for such transactions in the PRC.

Foreign Exchange Rates
     We are an international company, and we derived approximately 34%, 38% and 43% of our 2006, 2005 and 2004 revenues from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc. With the 2003 acquisition of Penn Crusher and Jeffrey and the 2006 acquisitions of Gundlach and Premier, we are less affected by foreign exchange rates since most of their sales are in U.S. dollars. Nevertheless, we still derive substantial revenues from products manufactured in, and services performed from, our facilities outside the U.S., so that we will continue to have significant sensitivity to foreign exchange rate changes.
     Since we have received substantial revenues in recent years from activities in foreign jurisdictions, our results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, euro and British pound sterling and, to a lesser degree, the Singapore dollar and other currencies. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, our revenues in U.S. dollars generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. In particular, a general weakening of the U.S. dollar against other currencies would positively affect our revenues, gross profit and operating income as expressed in U.S. dollars (provided that the gross profit and operating income numbers from foreign operations are not losses, since in the case of a loss, the effect would be to increase the loss), whereas a general strengthening of the U.S. dollar against such currencies would have the opposite effect. In addition, our revenues and income with respect to sales transactions may be affected by changes in foreign exchange rates where the sale is made in a currency other than the functional currency of the facility manufacturing the product subject to the sale.

     For 2006, 2005 and 2004, the changes in certain key foreign exchange rates affecting the Company were as follows:

	2006		2005		2004
Average U.S. dollar equivalent of one Swiss franc	0.799		0.803		0.807
% change vs. prior year		-0.5%		-0.5%

Average U.S. dollar equivalent of one euro	1.258		1.244		1.246
% change vs. prior year		+1.1%		-0.2%

Average U.S. dollar equivalent of one British pound sterling	1.846		1.818		1.835
% change vs. prior year		+1.5%		-0.9%

Average Swiss franc equivalent of one euro	1.574		1.549		1.543
% change vs. prior year		+1.6%		+0.4%

Average Swiss franc equivalent of one British pound sterling	2.310		2.264		2.273
% change vs. prior year		+2.0%		-0.4%
Presentation of Results and Analysis
     The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated, as well as our year-end backlogs:

	2006	2005	2004
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	57.9	58.0	58.8

Gross profit	42.1	42.0	41.2
Selling, general and administrative	26.8	28.9	30.1
Research and development	1.5	2.0	2.3

Operating income	13.8	11.1	8.8
Interest (expense), net	(0.7)	(0.8)	(1.2)
Gain on sale of office building	—	—	0.2

Income before income taxes	13.1	10.3	7.8
Income tax provision	(4.4)	(4.2)	(1.9)

Net income	8.7%	6.1%	5.9%

Year-end backlog (at year-end 2006 foreign exchange rates, in thousands of dollars)	$49,908	$25,561	$21,440

     Total revenues increased by $29,187,000 or 24.5% in 2006 compared to 2005. We believe that this increase was primarily attributable to the contribution from ten months of operations of our Gundlach business acquired on March 3, 2006, from three months of operations of our Premier business acquired on October 5, 2006 and from stronger business conditions and greater spending on capital equipment by customers in both our process and size reduction business lines. Foreign exchange did not have a material impact on 2006 revenues compared to 2005.
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
     Gross profit as a percentage of total revenues increased to 42.1% in 2006 from 42.0% in 2005 and 41.2% in 2004. We believe that these increases reflected a change in the sales mix of the products and services sold within our two business lines. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in the size reduction business line generally carry a higher gross margin than do sales of equipment within that line.
     Selling, general and administrative (“SG&A”) expense increased by $5,284,000 or 15.4% in 2006 compared to 2005. We believe that this increase was primarily the result of the inclusion of ten months of operations of our Gundlach business, acquired on March 3, 2006, and three months of operations of our Premier business, acquired on October 5, 2006, higher sales commissions related to increased revenues, a higher employee bonus accrual reflecting our strong performance in 2006, and higher Sarbanes-Oxley costs, partially offset by reduced expenses in our process business line, particularly in EMEA/Asia, reflecting cost reduction initiatives implemented in 2005. Foreign exchange did not have a material impact on 2006 SG&A compared to 2005.
     SG&A expense increased by $484,000 or 1.4% in 2005 compared to 2004. We believe that this increase in 2005 was primarily the result of higher sales commissions related to increased revenues and one-time costs associated with certain staff reductions, partially offset by a lower employee bonus accrual, lower Sarbanes-Oxley costs and the positive effect of a slightly stronger U.S. dollar on the translation of foreign costs into U.S. dollars.
     SG&A expense as a percent of total revenues was 26.8% in 2006, 28.9% in 2005 and 30.1% in 2004.
     Research and development (“R&D”) expense decreased by $187,000 or 7.6% in 2006 compared to 2005, primarily due to reduced staff. R&D expense decreased by $220,000 or 8.2% in 2005 compared to 2004, primarily due to the second-quarter 2005 layoff of one R&D employee and lower prototype expenditures. R&D expense as a percent of total revenues was 1.5% in 2006, 2.0% in 2005 and 2.3% in 2004. There was no significant R&D expense associated with our Penn Crusher, Jeffrey, Gundlach and Premier businesses.
     Interest expense net of interest income increased by $33,000 or 3.2% in 2006 compared to 2005 and decreased by $300,000 or 22.8% in 2005 compared to 2004. The increase in 2006 compared to 2005 included $398,000 of interest expense in the fourth quarter of 2006 associated with the financing of the October 5, 2006 acquisition of Premier, largely offset by the effect of lower debt levels that existed prior to the Premier acquisition, an increase in interest income on cash equivalents and a benefit from the termination of an interest rate swap. The decrease in 2005 compared to 2004 was the result of lower debt levels, partially offset by higher interest rates on some of our debt.
     In the first quarter of 2004, one of our United Kingdom subsidiaries sold its office building for $996,000 and realized a pre-tax gain of $164,000. All employees were relocated to a nearby office building that is leased by another United Kingdom subsidiary.
     Income before income taxes was $19,381,000 in 2006, $12,201,000 in 2005 and $8,732,000 in 2004. The 2006 income before income taxes was substantially higher than in 2005 primarily because of the contributions from the March 3, 2006 Gundlach acquisition and the October 5, 2006 Premier acquisition as well as generally stronger business conditions and increased spending on capital equipment by our customers in both our process and size reduction business lines. The 2005 income before income taxes was substantially higher than in 2004 primarily because of stronger business conditions and increased spending by our customers in the Americas, especially with respect to our size reduction business line, which more than offset lower spending by overseas customers of our process business line and, to a lesser degree, the negative effect of a slightly stronger U.S. dollar in 2005.
     The 2006, 2005 and 2004 provisions for income tax were $6,509,000, $4,919,000 and $2,122,000, and the overall effective tax rates were 33.6% in 2006, 40.3% in 2005 and 24.3% in 2004. The higher effective tax rate in 2005 compared with 2006 was primarily due to the tax associated with a one-time repatriation from our Swiss subsidiary of $10,000,000 in the fourth quarter of 2005 as discussed previously. The higher effective tax rate in 2005 compared to 2004 was primarily due to this repatriation as well as to a higher proportion of U.S. income in 2005 which was taxed at higher rates. Another reason for the higher effective tax rate in 2005 compared to 2004 was that 2004 included a $540,000 German tax benefit, also described previously. We have foreign and U.S. state tax loss carryforwards of $512,000 and $3,489,000 which, if realized, would have an estimated future net income benefit of approximately $135,000 and $263,000.
     We do not believe that inflation has had a material impact on our results of operations during the last three years.
     Our order backlog at constant foreign exchange rates increased by $24,347,000 or 95.3% at the end of 2006 compared with year-end 2005, from $25,561,000 to $49,908,000. Our backlog at constant foreign exchange rates increased by $4,121,000 or 19.2% at the end of 2005 compared with year-end 2004, from $21,440,000 to $25,561,000. The increase in our backlog in 2006 as compared to 2005 was primarily the result of stronger demand for equipment in our process business line and the acquisitions of Premier and Gundlach. The increase in our backlog in 2005 as compared to 2004 was primarily the result of stronger demand for equipment in our size reduction business line. A significant part of our backlog at the end of 2006 consisted of orders that were expected to be shipped within 120 days. Approximately $2,608,000 of the size reduction business line’s backlog at the end of 2006 was for blanket orders that can be released by the customer at any time over an 18-month period compared to approximately $2,328,000 of such blanket orders at the end of 2005.
Liquidity and Capital Resources
Revolving Credit Debt
     On September 29, 2006, in connection with our anticipated October 5, 2006 Premier acquisition, we, along with certain of our subsidiaries (the “Borrowers”), entered into a Loan Agreement (the “New Loan Agreement”) with Citizens.

     The New Loan Agreement provides the Borrowers with a 5-year $50,000,000 unsecured revolving line of credit facility (the “Revolving Credit Facility”), of which up to an aggregate of $10,000,000 may be used for letters of credit. The New Loan Agreement terminates on September 29, 2011. The Borrowers entered into the New Loan Agreement to (i) refinance certain indebtedness of the Borrowers to two other banks, (ii) provide for future working capital requirements and other general corporate purposes and (iii) fund permitted acquisitions, including the acquisition of Premier.
     The interest rate on revolving loans under the New Loan Agreement can be based on either the prime rate or 1, 2, 3 or 6-month LIBOR, as selected by us. Prime rate loans bear interest at a fluctuating rate per annum equal to the prime rate of interest announced by Citizens from time to time less a percentage ranging from 0.25% to 1.00%, depending on the level of the ratio of our funded debt to adjusted earnings before interest expense, tax expense, and depreciation and amortization expenses for the most recent measurement period (the “Debt Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to LIBOR for the selected interest rate period plus a percentage ranging from 0.875% to 1.625%, depending on the level of the Debt Ratio.
     The Borrowers are obligated to pay a fee for any unused borrowings with respect to the Revolving Credit Facility equal to (i) a percentage ranging from 0.125% to 0.20% per annum, depending on the level of the Debt Ratio, times (ii) the average unused portion of the Revolving Credit Facility.
     The New Loan Agreement is unsecured, except that the lenders have been given a pledge of 65% of the equity interests of the following foreign subsidiaries of the Company: K-Tron (Schweiz) AG, K-Tron Colormax Limited and K-Tron PCS Limited. The New Loan Agreement contains financial and other covenants, such as a minimum fixed charge coverage ratio and net worth and a maximum Debt Ratio, and includes limitations on, among other things, liens, acquisitions, consolidations, sales of assets, incurrences of debt and capital expenditures. If an event of default, such as non-payment or failure to comply with specific covenants, were to occur under the New Loan Agreement, and subject to any applicable grace period, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable.
     On September 29, 2006, we borrowed $9,801,000 under the Revolving Credit Facility to pay off existing credit facilities with two other banks and to pay certain fees in connection with the New Loan Agreement. On October 5, 2006, we borrowed $27,565,000 under that same facility to purchase Premier. Between September 29 and October 5, 2006, we repaid $4,000,000 of the $9,801,000 borrowed on September 29 so that at October 5, 2006 the total borrowing was $33,366,000. As of December 30, 2006, the total borrowing under the Revolving Credit Facility was $30,000,000, with interest payable at the following rates for the periods ending on the dates indicated:

		Expiration of
		Interest Rate
		Period	Per Annum Rate
Prime rate loan	$500,000	—	7.250%
One month LIBOR loan	1,500,000	1/31/2007	6.445%
Three month LIBOR loan	8,000,000	3/30/2007	6.495%
Six month LIBOR loan	10,000,000	3/30/2007	6.515%
Three-year interest rate swap	5,000,000	10/13/2009	6.335%
Four-year interest rate swap	5,000,000	10/13/2010	6.345%

	$30,000,000

Gundlach Acquisition Debt
     In connection with the March 3, 2006 acquisition of Gundlach, we issued as part of the purchase price a $3,000,000 unsecured, promissory note bearing interest payable quarterly at 5% per annum and with the principal payable in three equal installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010.
Other Bank Debt
     At December 30, 2006, our Swiss subsidiary had separate credit facilities totaling 15,100,000 Swiss francs (approximately $12,391,000) with three Swiss banks. The Company’s real property in Switzerland is pledged as collateral. As of December 30, 2006, there were no borrowings under any of these credit facilities while 4,413,000 Swiss francs (approximately $3,621,000) was utilized for bank guarantees related to customer orders.
     As of December 30, 2006, one of our U.S. subsidiaries had a mortgage loan with an outstanding balance of $1,553,000. Annual interest is 6.45%, and the loan is payable in equal monthly principal and interest installments of $23,784, with a final payment of $1,038,000 plus interest due on August 1, 2009.
Future Payments Under Contractual Obligations
     We are obligated to make future payments under various contracts such as debt, lease and purchase obligations. The table below summarizes our significant contractual cash obligations as of December 30, 2006 for the items indicated:

(Dollars in thousands)	Payment due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt obligations
Debt maturities	$34,768	404	3,364	31,000	—
Contractual interest	9,496	2,139	4,060	3,297	—
Operating lease obligations	2,821	1,180	1,382	242	17
Purchase obligations	10,664	10,018	646	—	—

Total	$57,749	$13,741	$9,452	$34,539	$17

     In addition to these obligations, the Company has employment contracts with seven executives. Except in one case when two years’ advance notice is required, these contracts may be terminated by the Company with one year’s advance notice. Under these agreements, each individual is guaranteed minimum compensation over the contract period. As of December 30, 2006, the estimated future obligation under these contracts, if all of them were to be terminated at one time, was $2,112,000, payable within a one-year period.

Capitalization
     Our capitalization at the end of 2006, 2005 and 2004 is summarized below:
     (Dollars in thousands)

	2006	2005	2004
Short-term debt, including current portion of long-term debt	$404	$4,316	$4,185
Long-term debt	34,364	12,675	18,598

Total debt	34,768	16,991	22,783
Shareholders’ equity	65,381	49,520	45,559

Total debt and shareholders’ equity (total capitalization)	$100,149	$66,511	$68,342

Percent total debt to total capitalization	35%	26%	33%
Percent long-term debt to equity	53%	26%	41%
Percent total debt to equity	53%	34%	50%
     Total debt increased by $17,777,000 in 2006 ($27,565,000 was from borrowing related to the Premier acquisition, $3,000,000 from a note we issued in connection with the Gundlach acquisition and $26,000 due to the effect of a slightly weaker U.S. dollar on the translation of our foreign debt, partially offset by debt reduction of $12,762,000). Total debt decreased by $5,792,000 in 2005 ($5,772,000 of total net debt repayments plus a decrease of $20,000 due to the effect of a slightly stronger U.S. dollar on the translation of our foreign debt).
Other Items
     At the end of 2006 and 2005, our working capital was $28,962,000 and $25,565,000, and the ratio of our current assets to our current liabilities was 1.77 and 1.99. The increase in working capital was primarily due to the reduction in the current portion of our long-term debt as a result of the New Loan Agreement. In 2006 and 2005, we utilized internally generated funds and our lines of credit to meet our working capital needs.
     Net cash provided by operating activities was $18,988,000 in 2006, $10,508,000 in 2005 and $12,548,000 in 2004. The increase in operating cash flow in 2006 compared to 2005 was primarily due to higher net income and increases in accrued expenses and depreciation and amortization, partially offset by increases in inventory and prepaid expenses. The decrease in operating cash flow in 2005 compared to 2004 was primarily due to lower accrued expenses, partially offset by higher net income and lower accounts receivable. Net income and depreciation and amortization were the principal components of cash provided by operating activities in all three years.
     The average number of days to convert accounts receivable to cash was 50 days in 2006 compared to 60 days in 2005 and 66 days in 2004. The average number of days to convert inventory into cost of sales was 79 days in 2006 compared to 80 days in 2005 and 79 days in 2004.
     Net cash used in investing activities was $36,042,000, $2,220,000 and $666,000 in 2006, 2005 and 2004. The cost of businesses acquired, net of cash received, was $32,975,000 in 2006, with $25,858,000 for the Premier acquisition and $7,117,000 for the Gundlach acquisition. Capital expenditures were $2,604,000, $2,206,000 and $1,601,000 in 2006, 2005 and 2004, which included significant expenditures for building improvements in 2006 and for the development and implementation of Customer Relationship Management and Enterprise Resource Planning software systems for the Process Group in 2004. In the first quarter of 2004, we sold our U.K. office building and received $996,000 of proceeds.
     Cash provided by financing activities in 2006 was primarily from the $27,565,000 borrowed to finance the Premier acquisition and proceeds from the exercise of stock options, partially offset by debt reduction. Cash used in financing activities in 2005 and 2004 was for the net reduction of debt, partially offset by the proceeds from the exercise of stock options. Cash and short-term investments decreased to $14,038,000 at the end of 2006 versus $15,051,000 at the end of 2005 and increased from $12,443,000 at the end of 2004.
     Shareholders’ equity increased $15,861,000 in 2006 to $65,381,000, of which $12,872,000 was from net income, $1,237,000 was from the issuance of common stock pursuant to restricted stock grants and the exercise of stock options and $1,849,000 was from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars, between the beginning and the end of 2006, partially offset by an unrealized loss of $97,000 net of taxes on an interest rate swap.
Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this annual report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies which are difficult to predict. These risks and uncertainties include, but are not limited to, the risks set forth in Item 1A above under the heading “Risk Factors”. Many of the factors that will determine our future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by any forward-looking statements that we may make. The forward-looking statements contained in this report include, but are not limited to, statements regarding our ability to find alternative suppliers for certain components, the effect of the expiration of our patents on our business, the expected time for shipments of our products to customers and the resulting effect on our backlog, the development and expected time for the introduction of new products, the sufficiency of our facilities, the retention of all of our future earnings for use in our business, our ability to project business conditions based on trend indicators used by management, the effect of changes in foreign exchange rates on our business and the effect on our business of legal proceedings in which we are involved. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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
     As of December 30, 2006, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax earnings of approximately $265,000. This hypothetical reduction on transactional exposures is based on the difference between the December 30, 2006 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments (“TA”) within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in TA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $2,573,000, or 3.9% of our December 30, 2006 shareholders’ equity of $65,381,000.
Interest Rate Risk
     We have credit facilities or loans that require us to pay interest at a rate that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of two interest rate swaps. As of year-end 2006, we had total debt of $34,768,000, $4,553,000 of which was fixed rate debt with a weighted average interest rate of 5.49%, $20,215,000 of which was subject to variable interest rates which ranged from 6.45% to 7.25% and $10,000,000 of which was variable rate debt subject to two interest rate swaps with fixed interest rates at 6.34% and 6.35%, subject to increase or decrease in the event of a change in the level of our Debt Ratio. A 100 basis point increase in interest rates on the $20,215,000 of variable rate debt would increase annual interest expense by approximately $202,000.
Item 8. Financial Statements and Supplementary Data.
     The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this annual report on Form 10-K beginning on page F-1.
Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosures.
     None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, since we acquired Premier Pneumatics, Inc. (previously defined as “Premier”) on October 5, 2006 and J.M.J. Industries, Inc., which operated its business under the trade name Gundlach, on March 3, 2006, our ability to effectively apply our disclosure controls and procedures to these acquired businesses is inherently limited by the short period of time that we have had to evaluate their operations.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Accordingly, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Furthermore, projections of any evaluation of the effectiveness to future periods are subject to the risk that such controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management has assessed the effectiveness of our internal control over financial reporting as of December 30, 2006 based upon the criteria set forth in a report entitled Internal Control - Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that, as of December 30, 2006, our internal control over financial reporting was effective.
     On October 5, 2006 we acquired Premier and on March 3, 2006 we acquired J.M.J. Industries, Inc., which we then merged into our new Gundlach Equipment Corporation subsidiary (“Gundlach”). For additional information regarding the acquisitions, please read Item 1 of this annual report on Form 10-K. As of December 30, 2006, Premier represented approximately 23.7% of our total consolidated assets and Gundlach represented approximately 10.2% of our total consolidated assets. In addition, Premier accounted for 4.2% of our consolidated revenues for the year ended December 30, 2006 and Gundlach accounted for 8.9% of our consolidated revenues for the year ended December 30, 2006.
     Our management has excluded Premier and Gundlach from the scope of its report on internal controls over financial reporting for the year ended December 30, 2006. Management is in the process of implementing our internal control structure over the operations of Premier and Gundlach. Management expects that this effort will be completed in 2007. The assessment and documentation of internal controls requires a complete review of controls operating in a stable and effective environment.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm and auditor of our consolidated financial statements, as stated in their report which is included herein.
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
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that K-Tron International, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). K-Tron International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of either Gundlach Equipment Corporation, the successor by merger to J.M.J. Industries, Inc., which was acquired on March 3, 2006 or Premier Pneumatics, Inc. which was acquired on October 5, 2006 both of which are included in the 2006 consolidated financial statements of K-Tron International, Inc. Gundlach Equipment Corporation represented approximately 10.2% of total consolidated assets and 8.9% of total consolidated revenue as of and for the period ended December 30, 2006. Premier Pneumatics, Inc. represented approximately 23.7% of total consolidated assets and 4.2% of total consolidated revenues as of and for the period ended December 30, 2006. Our audit of internal control over financial reporting for K-Tron International, Inc. also did not include an evaluation of the internal control over financial reporting of Gundlach Equipment Corporation and Premier Pneumatics, Inc.
     In our opinion, management’s assessment that K-Tron International, Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, K-Tron International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K-Tron International, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 and our report dated February 20, 2007, expressed an unqualified opinion on those financial statements.
GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 20, 2007

Item 9B. Other Information.
     None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information called for by Item 13 of Form 10-K will be set forth under the caption “Certain Relationships and Related Transactions” and “Matters Concerning Directors — Affirmative Determination Regarding Director Independence and Other Corporate Governance Matters” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a)    1. Financial Statements. The following consolidated financial statements are filed as part of this annual report on Form 10-K:
          2. Financial Statement Schedule. The following consolidated financial statement schedule is filed as part of this annual report on Form 10-K:

Page
Schedule II — Valuation and Qualifying Accounts for the Fiscal Years Ended December 30, 2006, December 31, 2005 and January 1, 2005	S-1
          3. Exhibits. The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number	Description
2.1	Basic Agreement regarding the Assignment of Assets of the Hasler Division between K-Tron (Suisse) SA and MJ Entreprises SA dated July 31, 2001 (Filed as Exhibit 2.1 to our report on Form 10-Q for the quarterly period ended September 29, 2001 and incorporated herein by reference)

2.2	Stock Purchase Agreement, dated as of October 5, 2006, by and among Robert B. Korbelik, individually, The Robert B. Korbelik Trust dated December 14, 1995, as amended July 20, 2000, and Premier Pneumatics, Inc., a Delaware corporation (Filed as Exhibit 2.1 to our report on Form 8-K dated September 29, 2006 and filed with the Securities and Exchange Commission on October 5, 2006 (“October 2006 Form 8-K”) and incorporated herein by reference)

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 (“1998 Form 10-K”) and incorporated herein by reference)

3.2	By-laws, as amended (Filed as Exhibit 3.2 to our annual report on Form 10-K for the year ended December 29, 2001 (“2001 Form 10-K”) and incorporated herein by reference)

4.1	Form of Certificate for Shares of Common Stock (Filed as Exhibit 4.1 to the 1998 Form 10-K and incorporated herein by reference)

4.2	Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K dated October 16, 2001 and incorporated herein by reference)

10.1	K-Tron International, Inc. 2006 Equity Compensation Plan (Filed as Exhibit 10.1 to our report on Form 8-K dated June 20, 2006 and incorporated herein by reference)**

10.2	K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.3	Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.4 to the 2001 Form 10-K and incorporated herein by reference)**

10.4	K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the annual report on Form 10-K for the year ended January 4, 1992 and incorporated herein by reference)**

10.4A	Amendment 2007-1 to the K-Tron International, Inc. Supplemental Executive Retirement Plan* **

10.5	Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**

10.6	Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**

10.7	Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick (Filed as Exhibit 10.9 to our annual report on Form 10-K for the year ended January 1, 2000 (“1999 Form 10-K”) and incorporated herein by reference)**

Exhibit
Number	Description
10.8	Form of Employment Agreement with certain of our employees listed on Schedule 10.12, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.9	Form of Indemnification Agreement with certain of our directors and officers listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to the 1999 Form 10-K and incorporated herein by reference)**

10.9A	Supplement to Schedule 10.11, listing additional directors and officers who are parties to an Indemnification Agreement referenced in Exhibit 10.9. (Filed as Exhibit 10.11A to the 2001 Form 10-K and incorporated herein by reference)

10.10	Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.15 to the 1999 Form 10-K and incorporated herein by reference)

10.11	Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit 10.16 to the 1999 Form 10-K and incorporated herein by reference)

10.12	Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.17 to the 1999 Form 10-K and incorporated herein by reference)

10.13	Loan Modification Agreement dated July 9, 2002 between K-Tron America, Inc. and The Bank (formerly The Bank of Gloucester County) (Filed as Exhibit 10.14 to our annual report on Form 10-K for the year ended December 28, 2002 and incorporated herein by reference)

10.14	Note dated December 20, 2002 from K-Tron America, Inc. in favor of The Bank (Filed as Exhibit 10.3 to our report on Form 8-K dated January 12, 2003 and filed with the Securities and Exchange Commission on January 15, 2003 (“January 2003 Form 8-K”) and incorporated herein by reference)

10.15	Loan Modification Agreement dated December 20, 2002 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.4 to the January 2003 Form 8-K and incorporated herein by reference)

10.16	Loan Modification Agreement dated July 9, 2003 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 2003 and incorporated herein by reference)

10.17	Loan Modification Agreement dated December 31, 2003 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.17 to our annual report on Form 10-K for the year ended January 3, 2004 and incorporated herein by reference)

10.18	Note dated June 9, 2004 from K-Tron International, Inc. in favor of The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended July 3, 2004 (“July 2004 Form 10-Q”) and incorporated herein by reference)

Exhibit
Number	Description
10.19	Loan Modification/Renewal Agreement dated June 9, 2004 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.2 to the July 2004 Form 10-Q and incorporated herein by reference)

10.20	Loan Modification Agreement dated July 5, 2005 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 1, 2005 and incorporated herein by reference)

10.21	Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to the January 2003 Form 8-K and incorporated herein by reference)

10.22	Amendment No. 1 dated May 12, 2003 to Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended June 28, 2003 and incorporated herein by reference)

10.23	Amendment No. 2 dated as of June 28, 2005 to Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended July 2, 2005 and incorporated herein by reference)

10.24	Loan Agreement, dated as of September 29, 2006, among K-Tron International, Inc., K-Tron Investment Co., K-Tron Technologies, Inc., K-Tron America, Inc., Gundlach Equipment Corporation, Pennsylvania Crusher Corporation and Jeffrey Specialty Equipment Corporation, as Borrowers and the Financial Institutions referred to on the signature pages as Lenders and Citizens Bank of Pennsylvania, individually as a Lender and as Agent (Filed as Exhibit 10.1 to the October 2006 Form 8-K and incorporated herein by reference)

21.1	Subsidiaries*

23.1	Consent of Grant Thornton LLP*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit
(b)	Exhibits. See (a) 3 above.

(c)	Financial Statement Schedules. See (a) 2 above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRON INTERNATIONAL, INC.

Date: March 9, 2007	By	EDWARD B. CLOUES, II

Edward B. Cloues, II
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity

EDWARD B. CLOUES, II	March 9, 2007	Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

Edward B. Cloues, II

RONALD R. REMICK	March 9, 2007	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Ronald R. Remick

ALAN R. SUKONECK	March 9, 2007	Vice President, Chief Accounting and Tax Officer (principal accounting officer)

Alan R. Sukoneck

NORMAN COHEN	March 9, 2007	Director

Norman Cohen

ROBERT A. ENGEL	March 9, 2007	Director

Robert A. Engel

EDWARD T. HURD	March 9, 2007	Director

Edward T. Hurd

RICHARD J. PINOLA	March 9, 2007	Director

Richard J. Pinola

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Fiscal Years Ended
December 30, 2006, December 31, 2005 and January 1, 2005
(With Report of Independent Registered Public Accounting Firm)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
K-Tron International, Inc.
     We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. and Subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Tron International, Inc. and Subsidiaries as of December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 2 of the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, in 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of K-Tron International, Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal controls over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.
GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 20, 2007

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$14,038	$15,051
Restricted cash	420	—
Accounts receivable, net of allowance for doubtful accounts of $852 and $682	23,364	18,168
Inventories, net	23,467	15,235
Deferred income taxes	1,617	1,033
Prepaid expenses and other current assets	3,649	2,019

Total current assets	66,555	51,506

Property, plant and equipment, net of accumulated depreciation of $36,115 and $30,947	29,316	22,271
Patents, net of accumulated amortization of $1,398 and $1,238	1,457	1,577
Goodwill	24,094	2,053
Other intangibles, net of accumulated amortization of $1,026 and $599	17,762	9,739
Notes receivable and other assets	1,665	1,852
Deferred income taxes	147	112

Total assets	$140,996	$89,110

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$404	$4,316
Accounts payable	8,397	6,025
Accrued expenses and other current liabilities	11,618	6,526
Accrued commissions	3,009	2,297
Customer advances	8,233	1,704
Income taxes payable	4,270	3,421
Deferred income taxes	1,662	1,652

Total current liabilities	37,593	25,941

Long-term debt, net of current portion	34,364	12,675
Deferred income taxes	3,583	974
Other non-current liabilities	75	—

Series B Junior Participating Preferred Shares, $0.01 par value. Authorized 50,000 shares; issued none	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 950,000 shares; issued none	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued 4,615,623 and 4,578,166 shares	46	46
Paid-in capital	20,319	19,082
Retained earnings	69,255	56,383
Accumulated other comprehensive income	3,275	1,523

	92,895	77,034

Treasury stock, 2,002,574 shares, at cost	(27,514)	(27,514)

Total shareholders’ equity	65,381	49,520

Total liabilities and shareholders’ equity	$140,996	$89,110

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)

	For the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Revenues:
Equipment and parts	$139,174	$111,342	$105,165
Services and freight	8,953	7,598	7,329

Total revenues	148,127	118,940	112,494

Cost of revenues:
Equipment and parts	77,592	61,923	59,740
Services and freight	8,229	7,021	6,355

Total cost of revenues	85,821	68,944	66,095

Gross profit	62,306	49,996	46,399

Operating expenses:
Selling, general, and administrative	39,614	34,330	33,846
Research and development	2,262	2,449	2,669

	41,876	36,779	36,515

Operating income	20,430	13,217	9,884

Interest (expense), net	(1,049)	(1,016)	(1,316)

Gain on sale of office building	—	—	164

Income before income taxes	19,381	12,201	8,732

Income tax provision	6,509	4,919	2,122

Net income	$12,872	$7,282	$6,610

Basic earnings per share	$4.95	$2.85	$2.65
Diluted earnings per share	4.59	2.68	2.53

Weighted average common shares outstanding	2,600,000	2,555,000	2,497,000
Weighted average common and common equivalents shares outstanding	2,804,000	2,719,000	2,613,000
See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Fiscal Years ended December 30, 2006, December 31, 2005 and January 1, 2005
(Dollars in thousands)

					Accumulated
					other
	Common stock		Paid-in	Retained	comprehensive	Treasury stock
	Shares	Amount	capital	earnings	income (loss)	Shares	Amount	Total
Balance, January 4, 2004	4,449,928	$44	$16,922	$42,491	$3,171	2,002,574	$(27,514)	$35,114

Comprehensive income:
Net income	—	—	—	6,610	—	—	—	6,610
Translation adjustments	—	—	—	—	2,486	—	—	2,486
Unrealized gain on interest rate swap, net of tax	—	—	—	—	66	—	—	66

Total comprehensive income								9,162

Issuance of stock	80,488	1	1,282	—	—	—	—	1,283

Balance, January 1, 2005	4,530,416	45	18,204	49,101	5,723	2,002,574	(27,514)	45,559

Comprehensive income:
Net income	—	—	—	7,282	—	—	—	7,282
Translation adjustments	—	—	—	—	(4,235)	—	—	(4,235)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	35	—	—	35

Total comprehensive income								3,082

Issuance of stock	47,750	1	878	—	—	—	—	879

Balance, December 31, 2005	4,578,166	46	19,082	56,383	1,523	2,002,574	(27,514)	49,520

Comprehensive income:
Net income	—	—	—	12,872	—	—	—	12,872
Translation adjustments	—	—	—	—	1,849	—	—	1,849
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(97)	—	—	(97)

Total comprehensive income								14,624

Issuance of stock	37,457	—	1,237	—	—	—	—	1,237

Balance, December 30, 2006	4,615,623	$46	$20,319	$69,255	$3,275	2,002,574	$(27,514)	$65,381

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Fiscal Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Operating activities:
Net income	$12,872	$7,282	$6,610
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	—	—	(164)
Depreciation and amortization	4,634	3,868	4,062
Non-cash compensation	337	175	94
Deferred income taxes	240	390	176
Changes in assets and liabilities:
Accounts receivable, net	468	1,794	(1,036)
Inventories, net	(3,184)	(925)	(1,014)
Prepaid expenses and other current assets	(1,177)	(291)	115
Other assets	275	341	286
Accounts payable	699	273	501
Accrued expenses and other current liabilities	3,824	(2,399)	2,918

Net cash provided by operating activities	18,988	10,508	12,548

Investing activities:
Proceeds from disposition of assets	—	—	996
Businesses acquired, net of cash acquired	(32,975)	—	—
Capital expenditures	(2,604)	(2,206)	(1,601)
Restricted cash	(420)	—	—
Other	(43)	(14)	(61)

Net cash used in investing activities	(36,042)	(2,220)	(666)

Financing activities:
Net (repayments) borrowings under notes payable to banks	(804)	(1,296)	213
Proceeds from issuance of long-term debt	38,065	—	4,000
Principal payments on long-term debt	(22,510)	(4,476)	(9,587)
Proceeds from issuance of common stock	422	606	599

Net cash provided by (used in) financing activities	15,173	(5,166)	(4,775)

Effect of exchange rate changes on cash and cash equivalents	868	(514)	830

Net (decrease) increase in cash and cash equivalents	(1,013)	2,608	7,937

Cash and cash equivalents:
Beginning of year	15,051	12,443	4,506

End of year	$14,038	$15,051	$12,443

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$937	$1,097	$1,364
Income taxes	5,858	4,240	1,432

Business acquired through buyer notes	$3,000	$—	$—
See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
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

The Company’s fiscal year is reported on a fifty-two/fifty-three week period. Each of the fiscal years ended December 30, 2006 (referred to herein as 2006), December 31, 2005 (referred to herein as 2005) and January 1, 2005 (referred to herein as 2004) was a fifty-two week period.

(c)	Cash and Cash Equivalents and Restricted Cash

All cash equivalents represent highly liquid, interest-bearing investments purchased with original maturities of three months or less. Restricted cash represents cash reserves that secure outstanding letters of credit.

(d)	Inventories

Inventories are stated at the lower of cost or market and are accounted for using the first-in, first-out method. The Company monitors inventory values and writes down its inventories for estimated obsolescence based upon analysis of historical data, product changes, market conditions and assumptions about future product demand.

(e)	Property, Plant and Equipment

Property, plant and equipment is carried at cost and is depreciated on a straight-line basis over the following estimated useful lives: buildings and improvements, 7 to 50 years; automotive equipment, 3 years; machinery and equipment, 3 to 12 years; and furniture and equipment, including computer equipment and software, 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the applicable leases.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
(f)	Patents

Patents are stated at cost less accumulated amortization. The costs of patents are amortized on a straight-line basis over their remaining economic lives, but in no event longer than their remaining legal lives, the longest of which is 17 years.

(g)	Goodwill and Other Intangible Assets

When a company is acquired, the excess of the purchase price over the fair value of its net assets, including identifiable intangibles, is goodwill. Goodwill is recorded as an asset on the balance sheet.

Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. The statement provides that goodwill and intangible assets with indefinite lives are no longer amortized on a recurring basis, but instead are subject to impairment testing at least annually. The Company does not amortize goodwill, and it amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangible assets which do not have indefinite lives are amortized on a straight-line basis over the expected periods of benefit, which range from 10 to 50 years. In accordance with the provisions of SFAS No. 142, the Company performed impairment tests on goodwill and other intangible assets with indefinite lives, which indicated no impairment in all periods presented.

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

The Company generally recognizes revenue when the following criteria are met:
•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed or determinable.

•	Collectibility is reasonably assured.
Equipment sales generally start with selection by a customer from a series of standard products which are then either slightly modified or combined with other standard or slightly modified products and parts in order to meet the customer’s specific needs. Sales orders may include post-shipment start-up assistance or training, which is not recorded as revenue until the service is performed. Revenue from equipment and parts sales is recognized at the point where risk of ownership and title to the product transfers upon shipment except in those few cases where customer inspection is still required. In those cases, revenue is not recorded until acceptance is obtained. Cost of revenues is recorded in the period in which the related revenue is recognized. There are certain transactions where revenue is recognized prior to shipment in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition, corrected copy”.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
(j)	Research and Development

Expenditures for research, development and engineering of products are expensed as incurred.

(k)	Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current rates of exchange at year-end. Revenues and expenses are translated at average rates prevailing during the year. The Company recognized foreign currency transaction gains of approximately $43,000 in each of 2006 and 2005, and a loss of approximately $135,000 in 2004. These transaction gains or losses are recorded within selling, general and administrative expense in the Company’s income statement.

Translation gains and losses are recorded as a separate component of shareholders’ equity.

(l)	Share-Based Compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment”, effective January 1, 2006. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of share-based compensation awards, including employee and director stock grants and options.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock options using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and it did not recognize compensation expense in its income statement for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. However, the Company did record compensation expense related to restricted stock grants based on the market value of its common stock at the date of grant and the vesting period of the grant. As required by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company also provided certain pro forma disclosures for stock option awards as if the fair value-based approach of SFAS No. 123 had been applied.

The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the Company applies the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Additionally, for unvested awards granted prior to the effective date of the Company’s adoption of SFAS No. 123(R) which have not been fully expensed in prior years, either in the Company’s income statement or in pro forma disclosures in the notes thereto, the Company recognizes compensation expense in the same manner as was used in its income statement or for pro forma disclosures prior to the effective date of its adoption of SFAS No. 123(R).

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
For 2006, the pre-tax cost for stock option employee compensation was approximately $62,000. As a result of the adoption of SFAS No. 123(R), the Company’s financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

2006
(in thousands, except per share)
Income from continuing operations before income taxes	$62

Net income	$38

Basic earnings per share	$0.01

Diluted earnings per share	$0.01
As of December 30, 2006, the Company did not have any remaining prospective pre-tax cost of unvested stock option employee or director compensation to be expensed.

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option employee and director compensation. There were no employee or director stock options granted in 2006.

	2005	2004
	(In thousands, except per share)
Net income — as reported	$7,282	$6,610
Deduct stock option employee and director compensation expense determined, net of related tax effect	(126)	(151)

Net income — pro forma	7,156	6,459
Basic earnings per share — as reported	2.85	2.65
Basic earnings per share — pro forma	2.80	2.59
Diluted earnings per share — as reported	2.68	2.53
Diluted earnings per share — pro forma	2.63	2.47
For pro forma disclosure purposes, the fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 32.77% and 31.45%; risk-free interest rate of 3.77% and 4.15%; and expected life of 6.00 years for grants in 2005 and 2004.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: determination of an asset’s useful life, estimates of allowances for doubtful accounts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the realizability of deferred tax assets, inventory reserves, warranty reserves and legal contingencies.

(o)	New Accounting Pronouncements

In December 2004, the FASB issued the final revised version of SFAS No. 123(R), “Share-Based Payment”, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. In March 2005, the SEC issued SAB No. 107, “Share-Based Payment”, regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. Effective January 1, 2006, the Company adopted SFAS No. 123(R). Since January 1, 2006, the Company has recognized compensation expense related to share-based payments on a straight-line basis over the requisite service period for share-based payment awards granted on or after January 1, 2006. For unvested awards granted prior to the effective date of the Company’s adoption of SFAS No. 123(R), the Company has recognized compensation expense in the same manner as it did in its income statement or for pro forma disclosures prior to the effective date of its adoption of SFAS No. 123(R). See Note (2)(l), Share-Based Compensation, for more information regarding the adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective January 1, 2006. The adoption of this standard did not have a material impact on its consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”. APB No. 29 requires a nonmonetary exchange of assets to be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception”, which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 effective January 1, 2006. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. Interpretation 48, which clarifies Statement 109, “Accounting for Income Taxes”, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and was adopted by the Company effective December 31, 2006. The adoption of Interpretation 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The SEC staff believes registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The SEC staff will not object if a registrant records a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial, quantitatively and qualitatively, based on appropriate use of the registrant’s approach. SAB No. 108 describes the circumstances where this would be appropriate as well as required disclosures to investors. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company adopted SAB

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
No. 108 effective December 31, 2006. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. The Company has not yet determined the impact on its financial statements of adopting SFAS No. 157 effective December 30, 2007.
(3)	Acquisitions

On March 3, 2006, the Company purchased all of the outstanding stock of J.M.J. Industries, Inc., which operated its business under the Gundlach tradename, and the financial results of that company, now known as Gundlach Equipment Corporation (“Gundlach”), have been included in the Company’s consolidated financial statements since that date. The purchase price was $9,154,500, of which $6,154,500 was paid in cash and $3,000,000 by delivery of an unsecured promissory note bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. The Company also paid off all of the acquired company’s bank debt, which amounted to approximately $1,347,000. The Company did not borrow any money in connection with either the acquisition or the payoff of the bank debt. The excess of the purchase price over the carrying value of the identifiable net assets acquired was $6,874,000, which was allocated as follows:

	Useful Life	2006
		(in thousands)
Property, plant and equipment	Various	$1,347
Goodwill	Indefinite	1,877
Customer relationships	15 years	1,500
Drawings	25 years	1,430
Tradenames	Indefinite	720

		$6,874

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
The purchase price of $9,154,500 plus the payoff of bank debt of $1,347,000, which totaled $10,501,500, was allocated as follows:

2006
(in thousands)
Cash	$389
Accounts receivable	2,597
Inventories	2,151
Other current assets	175
Property, plant and equipment	4,267
Goodwill	1,877
Customer relationships	1,500
Drawings	1,430
Tradenames	720
Accounts payable	(502)
Accrued expenses and other current liabilities	(2,338)
Deferred tax liabilities	(1,764)

$10,502

Customer relationships, drawings and tradenames are included in other intangibles in the consolidated balance sheet.

On October 5, 2006, the Company purchased all of the outstanding stock of Premier Pneumatics, Inc. (“Premier”), and the financial results of that company have been included in the Company’s consolidated financial statements since that date. The adjusted purchase price was $27,453,000, all of which was paid in cash, including a $2,000,000 escrow. An additional $1,567,000 was paid to the seller in February 2007 in connection with the Company’s Internal Revenue Code section 338(h)(10) election related to such acquisition. The Company borrowed the full purchase price (see Note 8 – Notes Payable to Banks and Other Long-Term Debt). Premier did not have any bank debt at the time of purchase.

The excess of the purchase price over the carrying value of the identifiable net assets acquired was $27,291,000, which was allocated as follows:

	Useful Life	2006
		(in thousands)
Property, plant and equipment	Various	$2,327
Goodwill	Indefinite	20,164
Customer relationships	10 years	2,200
Tradenames	Indefinite	2,600

		$27,291

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
The adjusted purchase price of $27,453,000 was allocated as follows:

2006
(in thousands)
Cash	$1,595
Accounts receivable	2,291
Inventories	2,266
Other current assets	47
Property, plant and equipment	3,455
Goodwill	20,164
Customer relationships	2,200
Tradenames	2,600
Accounts payable	(833)
Accrued expenses and other current liabilities	(6,332)

$27,453

Customer relationships and tradenames are included in other intangibles in the consolidated balance sheet.

The above allocations for Premier are based on a preliminary valuation and may change when the final valuation is completed.

If the acquisition of Premier had occurred at the beginning of 2005, pro forma K-Tron revenues, net income and diluted earnings per share for 2006 and 2005 would have been as follows:

	2006	2005
	(In thousands, except per share)
	(Unaudited)
Revenues	$166,307	$139,837
Net Income	13,460	7,521
Diluted earnings per share	4.80	2.77
(4)	Inventories

Inventories consist of the following:

	2006	2005
	(In thousands)
Components	$18,697	$13,216
Work-in-process	5,580	2,850
Finished goods	739	81
Inventory reserves	(1,549)	(912)

	$23,467	$15,235

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
Fixed production overheads are allocated to inventory based on normal capacity of the production facility. Unallocated overheads are recognized as an expense in the period incurred.

(5)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	2006	2005
	(In thousands)
Land	$1,946	$1,423
Buildings and improvements	27,161	21,109
Automotive equipment	400	312
Machinery and equipment	18,685	14,566
Furniture and equipment, including computer equipment and software	17,239	15,808

	65,431	53,218

Less accumulated depreciation and amortization	(36,115)	(30,947)

	$29,316	$22,271

Depreciation of property, plant and equipment for 2006, 2005 and 2004 was $4,047,000, $3,453,000 and $3,644,000.

(6)	Intangible Assets

Intangible assets consist of the following (in thousands):

	2006		2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Patents	$2,855	$1,398	$2,815	$1,238
Drawings	4,980	545	3,550	355
Customer relationships	8,598	481	4,898	244

	$16,433	$2,424	$11,263	$1,837

Unamortized intangible assets
Trademarks and tradenames	$5,210		$1,890

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition for patents) over the expected periods of benefit, which range from 10 to 50 years. The weighted average life of the amortizable intangible assets is 29 years. The amortization expense of intangible assets was $587,000 for 2006 and $415,000 for 2005.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
Future annual amortization of intangible assets is as follows:

Amount
(In thousands)
Fiscal year:
2007	$780
2008	780
2009	780
2010	780
2011	780
Thereafter	10,109

$14,009

(7)	Accrued Warranty

The Company offers a one-year product warranty on a majority of its products. Warranty is accrued as a percentage of sales, based upon historical experience, on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for 2006 and 2005.

	2006	2005
	(In thousands)
Beginning balance	$989	$1,257
Accrued warranty of acquired businesses	265	—
Accrual of warranty expense	1,439	833
Warranty costs incurred	(1,187)	(1,040)
Foreign exchange adjustment	32	(61)

Ending balance	$1,538	$989

(8)	Notes Payable to Banks and Other Long-Term Debt

On September 29, 2006, in connection with the anticipated October 5, 2006 Premier acquisition, the Company, along with certain of its subsidiaries (the “Borrowers”), entered into a Loan Agreement (the “New Loan Agreement”) with Citizens Bank of Pennsylvania (“Citizens”).

The New Loan Agreement provides the Borrowers with a 5-year $50,000,000 unsecured revolving line of credit facility (the “Revolving Credit Facility”), of which up to an aggregate of $10,000,000 may be used for letters of credit. The New Loan Agreement terminates on September 29, 2011. The Borrowers entered into the New Loan Agreement to (i) refinance certain indebtedness of the Borrowers to two other banks, (ii) provide for future working capital requirements and other general corporate purposes and (iii) fund permitted acquisitions, including the acquisition of Premier.

The interest rate on revolving loans under the New Loan Agreement can be based on either the prime rate or 1, 2, 3 or 6-month LIBOR, as selected by the Borrowers. Prime rate loans bear interest at a fluctuating

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
rate per annum equal to the prime rate of interest announced by Citizens from time to time less a percentage ranging from 0.25% to 1.00%, depending on the level of the ratio of funded debt to adjusted earnings before interest expense, tax expense, and depreciation and amortization expenses for the most recent measurement period (the “Debt Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to LIBOR for the selected interest rate period plus a percentage ranging from 0.875% to 1.625%, depending on the level of the Debt Ratio.

The Borrowers are obligated to pay a fee for any unused borrowings with respect to the Revolving Credit Facility equal to (i) a percentage ranging from 0.125% to 0.20%, depending on the level of the Debt Ratio, times (ii) the average unused portion of the Revolving Credit Facility.

The New Loan Agreement is unsecured, except that the lenders have been given a pledge of 65% of the equity interests of the following foreign subsidiaries of the Company: K-Tron (Schweiz) AG, K-Tron Colormax Limited and K-Tron PCS Limited. The New Loan Agreement contains financial and other covenants, such as a minimum fixed charge coverage ratio and net worth and a maximum Debt Ratio, and includes limitations on, among other things, liens, acquisitions, consolidations, sales of assets, incurrences of debt and capital expenditures. If an event of default, such as non-payment or failure to comply with specific covenants, were to occur under the New Loan Agreement, and subject to any applicable grace period, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable.

On September 29, 2006, the Company borrowed $9,801,000 under the Revolving Credit Facility to pay off existing credit facilities with two other banks and to pay certain fees in connection with the New Loan Agreement. In connection with the payoff of one of these credit facilities, the Company terminated an interest rate swap entered into in January 2003, resulting in a $60,000 gain. On October 5, 2006, the Company borrowed $27,565,000 under the Revolving Credit Facility to purchase Premier. Between September 29 and October 5, 2006, the Company repaid $4,000,000 of the $9,801,000 borrowed on September 29 so that at October 5, 2006 the total borrowing was $33,366,000. As of December 30, 2006, the total borrowing under the Revolving Credit Facility was $30,000,000, with interest payable at the following rates for the periods ending on the dates indicated:

		Expiration of
		Interest Rate	Per Annum
		Period	Rate

Prime rate loan	$500,000	—	7.250%
One month LIBOR loan	1,500,000	1/31/2007	6.445%
Three month LIBOR loan	8,000,000	3/30/2007	6.495%
Six month LIBOR loan	10,000,000	3/30/2007	6.515%
Three-year interest rate swap	5,000,000	10/13/2009	6.335%
Four-year interest rate swap	5,000,000	10/13/2010	6.345%

	$30,000,000

On October 13, 2006, the Company entered into two interest rate swaps with Citizens. Each of the swaps fixes the payments on a notional amount of $5,000,000, with fixed rates of 6.335% and 6.345%. The swaps expire on October 13, 2009 and 2010. The Company entered into the swaps in order to minimize its risk of exposure to interest rate changes. As of December 30, 2006, a swap liability of $75,000 is included

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
in other non-current liabilities. The net unrealized loss on the interest rate swaps was $45,000 at December 30, 2006 and is reflected in accumulated other comprehensive income.
In connection with the March 3, 2006 acquisition of Gundlach, the Company issued as part of the purchase price a $3,000,000 unsecured, promissory note bearing interest payable quarterly at 5% per annum and with the principal payable in three equal installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010.
At December 30, 2006, the Company’s Swiss subsidiary had separate credit facilities totaling 15,100,000 Swiss francs (approximately $12,391,000) with three Swiss banks. The Company’s real property in Switzerland, with a book value of $5,899,000, is pledged as collateral. As of December 30, 2006, there were no borrowings under any of these credit facilities while 4,413,000 Swiss francs (approximately $3,621,000) of availability was utilized for bank guarantees related to customer orders.
As of December 30, 2006, one of the Company’s U.S. subsidiaries had a mortgage loan with an outstanding balance of $1,553,000. Annual interest is 6.45%, and the loan is payable in equal monthly principal and interest installments of $23,784, with a final payment of $1,038,000 plus interest due on August 1, 2009. Fixed assets with a book value of $1,541,000 as of December 30, 2006 are pledged as collateral.
Long-term debt consists of the following:

	2006	2005
	(In thousands)
U.S. revolving line of credit	$30,000	$—
U.S. mortgage	1,553	1,731
U.S. line of credit	—	805
U.S. term notes	3,000	14,266
Other	215	189

	34,768	16,991

Less current portion	(404)	(4,316)

Total long-term debt, net of current portion	$34,364	$12,675

Future annual principal payments required on long-term debt are as follows:

Amount
(In thousands)
Fiscal year:
2007	$404
2008	1,219
2009	2,145
2010	1,000
2011	30,000

$34,768

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
(9)	Employee Benefit Plans

The Company has thrift plans for all U.S. employees except for those of Premier and Gundlach, which have profit sharing and thrift plans. The Company made matching contributions to employee accounts in these thrift plans equal to 100% of each employee participant’s contributions up to a maximum of 4% to 6% of such employee’s compensation for each of 2006, 2005 and 2004, depending on the plan and subject to any applicable legal maximums, with Company contributions being vested when made. The Company expense associated with the thrift and profit sharing plans for U.S. employees for 2006, 2005 and 2004 was $1,139,000, $681,000 and $657,000.

As of January 1, 2007, the Gundlach profit sharing and thrift plan was terminated, and all of the employees became fully vested in their fund balances which were transferred to one of the two K-Tron thrift plans.

Substantially all foreign employees participated in defined contribution group pension plans for 2006, 2005 and 2004. Contributions were paid by the employee and employer at percentages that varied according to age and other factors. The foreign pension expense for 2006, 2005 and 2004 was $983,000, $1,037,000 and $1,077,000.

(10)	Shareholders’ Equity and Share Compensation Plans

In 2001, the board of directors determined the rights on 50,000 shares of the authorized preferred stock as the Series B Junior Participating Preferred Shares (the “Series B Preferred Shares”). Each one one-hundredth of a share of the Series B Preferred Shares carries voting and dividend rights that are equivalent to one share of the common stock. The voting and dividend rights are subject to adjustment in the event of a dividend on the common stock that is payable in common stock or any subdivisions or combinations with respect to the outstanding shares of common stock. The board of directors had not determined the rights on the remaining 950,000 shares of the authorized preferred stock as of December 30, 2006.

The Company had a stock option plan for nonemployee directors that expired in November 1998, and the last outstanding option grant under that plan was exercised in 2004. The Company’s 1986 Stock Option Plan, as amended, expired in January 1996, and the last outstanding option grant under that plan was exercised in 2005. The Company’s 1996 Equity Compensation Plan, as amended (the “1996 plan”), expired on May 9, 2006. As of December 30, 2006, twenty employees and four nonemployee directors held outstanding options under the 1996 plan for an aggregate of 285,210 shares of common stock at exercise prices per share ranging from $12.20 to $30.34 and with a weighted average exercise price per share of $15.20. These options expire at varying times through 2015. Of the 285,210 shares subject to outstanding options as of December 30, 2006, 275,210 shares were exercisable and had a weighted average exercise price per share of $15.06. Options for an aggregate of 3,710 shares were incentive stock options, and options for a total of 281,500 shares were nonqualified stock options. All stock options under the 1996 plan were issued with an exercise price per share equal to the fair market value of a share of common stock on the date that the option was granted.

During 2006, 2005 and 2004, the Company issued 9,000, 9,000 and 24,000 shares of restricted common stock under the 1996 plan. Each of these restricted stock grants vests on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at date of grant, which was $51.50 per share in 2006, $30.34 per share in 2005 and $21.53 per share in 2004.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
The Compensation and Human Resources Committee of the Company’s board of directors serves as the committee that administers the 1996 plan. That committee determined the recipient and term of each option and restricted stock grant awarded under the 1996 plan as well as the exercise price of all options, but no option could be exercisable more than ten years from the date of grant.

A summary of the Company’s stock option activity for the plans referred to above for 2004, 2005 and 2006 is as follows:

		Weighted average
	Shares	option	Weighted average
	under	exercise price	remaining contractual
	option	per share	terms (in years)
			Options	Options
			outstanding	exercisable
Balance, January 3, 2004	403,017	$14.05
Granted	4,000	21.39
Exercised	(57,850)	10.89

Balance, January 1, 2005	349,167	14.66	4.60	3.79
Granted	4,000	30.34
Cancelled/Forfeited	(750)	12.20
Exercised	(38,750)	12.21

Balance, December 31, 2005	313,667	15.17	3.79	3.00
Exercised	(28,457)	14.89

Balance, December 30, 2006	285,210	$15.20	2.96	3.01

On May 12, 2006, the shareholders of the Company approved a new 2006 Equity Compensation Plan (the “2006 plan”). The 2006 plan provides that grants may be made in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock awards, (iv) stock units, (v) stock appreciation rights (“SARs”), (vi) dividend equivalents and (vii) other stock-based awards. The 2006 plan authorizes up to 200,000 shares of common stock for issuance, subject to adjustment in certain circumstances. If and to the extent options and SARs granted under the 2006 plan terminate, expire or are cancelled, forfeited, exchanged or surrendered without being exercised or if any stock awards, stock units or other stock-based awards are forfeited or terminated, the shares subject to such grants will become available again for purposes of the plan. The 2006 plan is administered by the Compensation and Human Resources Committee of the Company’s board of directors. However, the board will approve and administer all grants, if any, made to non-employee directors. The committee has the authority to (i) determine the individuals to whom grants will be made under the 2006 plan, (ii) determine the type, size, terms and conditions of the grants, (iii) determine when grants will be made and the duration of any applicable exercise or restriction period, including the criteria for exercisability and the acceleration of exercisability, (iv) amend the terms and conditions of any previously issued grant, subject to certain limitations, and (v) deal with any other matters arising under the plan. All employees of the Company and its subsidiaries and all non-employee directors of the Company are eligible to receive grants under the 2006 plan. As of December 30, 2006, no awards of any type had been made under the 2006 plan.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
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

(12)	Income Taxes

Following are the domestic and foreign components of income before income taxes:

	2006	2005	2004
	(In thousands)
United States	$12,756	$8,456	$4,832
Foreign	6,625	3,745	3,900

Income before income tax	$19,381	$12,201	$8,732

The income tax provision consists of the following:

	2006	2005	2004
	(In thousands)
Current:
Federal and state	$4,638	$3,259	$1,085
Foreign	1,635	1,292	861

Total current	6,273	4,551	1,946

Deferred:
Federal and state	124	247	211
Foreign	112	121	(35)

Total deferred	236	368	176

Total income tax provision	$6,509	$4,919	$2,122

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
Significant components of the deferred tax assets and liabilities at December 30, 2006 and December 31, 2005 are as follows:

	2006	2005
	(In thousands)
Deferred tax assets
Fixed assets and intangibles	$26	$25
Accrued liabilities	763	511
Net operating loss carryforwards	430	503
Inventory basis differences	661	435
Foreign tax credit carryforwards	216	177
Other	282	116

	2,378	1,767
Valuation allowance	(614)	(622)

Total assets	1,764	1,145

Deferred tax liabilities
Depreciation	(4,141)	(1,950)
Other	(1,104)	(676)

Total liabilities	(5,245)	(2,626)

Net deferred tax liability	$(3,481)	$(1,481)

Foreign and U.S. state operating loss carryforwards as of December 30, 2006 were $512,000 and $3,489,000. Foreign operating losses have an unlimited carryforward period. U.S. state operating losses expire at various times through 2013.
A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has established valuation allowances for all foreign and state net operating loss carryforwards and certain other deferred tax assets for which realization is dependent on future taxable earnings.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:

	2006	2005	2004
	(In thousands)
Income tax provision on income before income tax at statutory federal income tax rates	$6,783	$4,148	$2,969
Increase in incremental tax rate to 35%	69	—	—
Foreign tax rate differential	(598)	(304)	(294)
State tax net of federal benefit	454	340	186
U.S. and foreign permanent tax differences	(195)	(250)	6
Changes in valuation allowance	(29)	(96)	(256)
Increase (decrease) in tax reserve, net	25	190	(489)
Foreign cash repatriation rate differential	—	891	—

Income tax provision	$6,509	$4,919	$2,122

The Company repatriated $10,000,000 of foreign earnings in the fourth quarter of 2005. A charge of $891,000 related to the repatriation was accrued in the fourth quarter of 2005 and is included in the income tax provision in the accompanying consolidated statement of income for 2005.

The Company reduced its tax reserve in 2004 following the settlement and closure of a tax audit in Germany and increased its tax reserve in 2005 primarily due to an increase in the provision for state tax audits.

(13)	Related Party Transactions

During 2006, 2005 and 2004, the Company sold equipment to two entities in which it has a cost method investment. Sales to these two entities during 2006, 2005 and 2004 were $1,755,000, $1,839,000 and $1,581,000, with $314,000, $348,000 and $457,000 in accounts receivable from these entities at December 30, 2006, December 31, 2005 and January 1, 2005.

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
December 30, 2006, December 31, 2005 and January 1, 2005
The Company’s Basic and Diluted Earnings per Share are calculated as follows:

	Net income
	available
	to common		Earnings
	shareholders	Shares	per share
2006:
Basic	$12,872,000	2,600,000	$4.95
Common share equivalent of options outstanding	—	204,000	(0.36)

Diluted	$12,872,000	2,804,000	$4.59

2005:
Basic	$7,282,000	2,555,000	$2.85
Common share equivalent of options outstanding	—	164,000	(0.17)

Diluted	$7,282,000	2,719,000	$2.68

2004:
Basic	$6,610,000	2,497,000	$2.65
Common share equivalent of options outstanding	—	116,000	(0.12)

Diluted	$6,610,000	2,613,000	$2.53

Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each year. Such average number includes the weighted average number of common shares outstanding plus the shares issuable upon exercise of stock options after the assumed repurchase of common shares with the related proceeds.

(15)	Commitments and Contingencies

The Company leases certain office and plant facilities and equipment under noncancellable leases. These leases expire in periods ranging from one to six years and, in certain instances, provide for purchase options.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
As of December 30, 2006, future minimum payments under operating leases having noncancellable terms in excess of one year are summarized below (in thousands):

Operating
leases
2007	$1,180
2008	802
2009	580
2010	152
2011	90
Thereafter	17

$2,821

Rent expense for 2006, 2005 and 2004 was $1,265,000, $1,242,000 and $1,187,000.

The Company has employment contracts with seven executives. Except in one case when two years’ advance notice is required, these contracts may be terminated by the Company with one year’s advance notice. Under the agreements, each individual is guaranteed minimum compensation over the contract period. As of December 30, 2006, the estimated future obligation under these contracts if all of them were to be terminated on that date was $2,112,000.

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

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
For 2006, 2005 and 2004, the following table sets forth the Company’s geographic information:

	Americas	EMEA/Asia	Eliminations	Consolidated
	(In thousands)
2006:
Revenues:
Sales to unaffiliated customers	$97,138	$50,989	$—	$148,127
Sales to affiliates	3,338	3,503	(6,841)	—

Total sales	100,476	54,492	(6,841)	148,127

Operating income	13,967	6,547	(84)	20,430
Interest expense				(1,049)

Income before income taxes				19,381

Capital expenditures	2,129	475		2,604
Depreciation and amortization expense	3,135	1,499		4,634
Total assets	98,616	42,380		140,996

2005:
Revenues:
Sales to unaffiliated customers	73,748	45,192	—	118,940
Sales to affiliates	2,606	3,040	(5,646)	—

Total sales	76,354	48,232	(5,646)	118,940

Operating income	9,682	3,461	74	13,217
Interest expense				(1,016)

Income before income taxes				12,201

Capital expenditures	1,239	967		2,206
Depreciation and amortization expense	2,426	1,442		3,868
Total assets	59,902	29,208		89,110

2004:
Revenues:
Sales to unaffiliated customers	63,922	48,572	—	112,494
Sales to affiliates	3,406	3,281	(6,687)	—

Total sales	67,328	51,853	(6,687)	112,494

Operating income	6,271	3,669	(56)	9,884
Interest expense				(1,316)
Gain on sale of office building				164

Income before income taxes				8,732

Capital expenditures	1,083	518		1,601
Depreciation and amortization expense	2,446	1,616		4,062
Total assets	49,744	43,272		93,016

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 30, 2006, December 31, 2005 and January 1, 2005
For 2006, 2005 and 2004, the following table sets forth revenues from external customers:

	2006	2005	2004
	(In thousands)
Americas
U.S.	$81,771	$62,808	$54,064
All others	15,367	10,940	9,858

Total	97,138	73,748	63,922

EMEA/Asia
Great Britain	7,715	7,186	9,614
France	3,358	4,525	4,272
Germany	14,212	8,728	8,003
All others	25,704	24,753	26,683

Total	50,989	45,192	48,572

	$148,127	$118,940	$112,494

(17)	Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly financial data for 2006 and 2005 (in thousands, except per share data):

	2006 by quarter
	First	Second	Third	Fourth
Revenues	$32,114	$36,761	$34,886	$44,366
Gross profit	13,151	16,265	13,919	18,971
Net income	2,317	3,356	2,738	4,461
Basic earnings per share	0.90	1.29	1.05	1.71
Diluted earnings per share	0.84	1.20	0.97	1.57

	2005 by quarter
	First	Second	Third	Fourth
Revenues	$28,552	$30,224	$30,803	$29,361
Gross profit	11,951	12,836	12,555	12,654
Net income	1,643	1,916	1,990	1,733
Basic earnings per share	0.65	0.75	0.77	0.68
Diluted earnings per share	0.61	0.71	0.73	0.63

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Financial Statement Schedule

Schedule II
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 30, 2006, December 31, 2005 and January 1, 2005

	Balance at	Additions		Balance
	beginning	charged		at end
	of period	to income	Deductions(1)	of period
Fiscal year ended December 30, 2006
Allowance for doubtful accounts	$682,000	$305,000 (2)	$135,000	$852,000

Fiscal year ended December 31, 2005
Allowance for doubtful accounts	$751,000	$121,000	$190,000	$682,000

Fiscal year ended January 1, 2005
Allowance for doubtful accounts	$820,000	$134,000	$203,000	$751,000

(1)	Accounts written off less recoveries, net of foreign exchange translation adjustment.

(2)	$119,000 charged to income plus $186,000 allowance for doubtful accounts of acquired businesses.
See accompanying reports of independent registered public accounting firm.

S-1

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Basic Agreement regarding the Assignment of Assets of the Hasler Division between K-Tron (Suisse) SA and MJ Entreprises SA dated July 31, 2001 (Filed as Exhibit 2.1 to our report on Form 10-Q for the quarterly period ended September 29, 2001 and incorporated herein by reference)

2.2	Stock Purchase Agreement, dated as of October 5, 2006, by and among Robert B. Korbelik, individually, The Robert B. Korbelik Trust dated December 14, 1995, as amended July 20, 2000, and Premier Pneumatics, Inc., a Delaware corporation (Filed as Exhibit 2.1 to our report on Form 8-K dated September 29, 2006 and filed with the Securities and Exchange Commission on October 5, 2006 (“October 2006 Form 8-K”) and incorporated herein by reference)

3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 (“1998 Form 10-K”) and incorporated herein by reference)

3.2	By-laws, as amended (Filed as Exhibit 3.2 to our annual report on Form 10-K for the year ended December 29, 2001 (“2001 Form 10-K”) and incorporated herein by reference)

4.1	Form of Certificate for Shares of Common Stock (Filed as Exhibit 4.1 to the 1998 Form 10-K and incorporated herein by reference)

4.2	Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K dated October 16, 2001 and incorporated herein by reference)

10.1	K-Tron International, Inc. 2006 Equity Compensation Plan (Filed as Exhibit 10.1 to our current report on Form 8-K dated June 20, 2006 and incorporated herein by reference)**

10.2	K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**

10.3	Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.4 to the 2001 Form 10-K and incorporated herein by reference)**

10.4	K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to the annual report on Form 10-K for the year ended January 4, 1992 and incorporated herein by reference)**

10.4A	Amendment 2007-1 to the K-Tron International, Inc. Supplemental Executive Retirement Plan* **

Exhibit
Number	Description
10.5	Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**

10.6	Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**

10.7	Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick (Filed as Exhibit 10.9 to our annual report on Form 10-K for the year ended January 1, 2000 (“1999 Form 10-K”) and incorporated herein by reference)**

10.8	Form of Employment Agreement with certain of our employees listed on Schedule 10.12, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**

10.9	Form of Indemnification Agreement with certain of our directors and officers listed on Schedule 10.11, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to the 1999 Form 10-K and incorporated herein by reference)**

10.9A	Supplement to Schedule 10.11, listing additional directors and officers who are parties to an Indemnification Agreement referenced in Exhibit 10.9. (Filed as Exhibit 10.11A to the 2001 Form 10-K and incorporated herein by reference)

10.10	Mortgage Note dated June 11, 1996 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.15 to the 1999 Form 10-K and incorporated herein by reference)

10.11	Loan Modification Agreement dated June 24, 1998 between K-Tron America, Inc. and The Bank of Gloucester County (Filed as Exhibit 10.16 to the 1999 Form 10-K and incorporated herein by reference)

10.12	Note dated June 24, 1998 from K-Tron America, Inc. in favor of The Bank of Gloucester County (Filed as Exhibit 10.17 to the 1999 Form 10-K and incorporated herein by reference)

10.13	Loan Modification Agreement dated July 9, 2002 between K-Tron America, Inc. and The Bank (formerly The Bank of Gloucester County) (Filed as Exhibit 10.14 to our annual report on Form 10-K for the year ended December 28, 2002 and incorporated herein by reference)

10.14	Note dated December 20, 2002 from K-Tron America, Inc. in favor of The Bank (Filed as Exhibit 10.3 to our report on Form 8-K dated January 2, 2003 and filed with

Exhibit
Number	Description
the Securities and Exchange Commission on January 15, 2003 (“January 2003 Form 8-K”) and incorporated herein by reference)

10.15	Loan Modification Agreement dated December 20, 2002 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.4 to the January 2003 Form 8-K and incorporated herein by reference)

10.16	Loan Modification Agreement dated July 9, 2003 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 2003 and incorporated herein by reference)

10.17	Loan Modification Agreement dated December 31, 2003 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.17 to our annual report on Form 10-K for the year ended January 3, 2004 and incorporated herein by reference)

10.18	Note dated June 9, 2004 from K-Tron International, Inc. in favor of The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended July 3, 2004 (“July 2004 Form 10-Q”) and incorporated herein by reference)

10.19	Loan Modification/Renewal Agreement dated June 9, 2004 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.2 to the July 2004 Form 10-Q and incorporated herein by reference)

10.20	Loan Modification Agreement dated July 5, 2005 between K-Tron America, Inc. and The Bank (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 1, 2005 and incorporated herein by reference)

10.21	Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to the January 2003 Form 8-K and incorporated herein by reference)

10.22	Amendment No. 1 dated May 12, 2003 to Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended June 28, 2003 and incorporated herein by reference)

10.23	Amendment No. 2 dated as of June 28, 2005 to Credit Agreement dated January 3, 2003 among Pennsylvania Crusher Corporation, the Lenders party to that Credit Agreement and National City Bank, as Agent (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended July 2, 2005 and incorporated herein by reference)

10.24	Loan Agreement, dated as of September 29, 2006, among K-Tron International, Inc., K-Tron Investment Co., K-Tron Technologies, Inc., K-Tron America, Inc., Gundlach Equipment Corporation, Pennsylvania Crusher Corporation and Jeffrey Specialty Equipment Corporation, as Borrowers and the Financial Institutions referred to on the signature pages as Lenders and Citizens Bank of Pennsylvania, individually as a

Exhibit
Number	Description
Lender and as Agent (Filed as Exhibit 10.1 to the October 2006 Form 8-K and incorporated herein by reference)

21.1	Subsidiaries*

23.1	Consent of Grant Thornton LLP*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit