Form 10-Q
period 2007-03-31
K TRON INTERNATIONAL INC
filed 2007-05-07
CIK 20

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
The Registrant had 2,678,259 shares of Common Stock outstanding as of May 4, 2007.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Per Share Data)

	(Unaudited)
	March 31,	December 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,166	$14,038
Restricted cash	109	420
Accounts receivable, net of allowance for doubtful accounts of $839 and $852	26,456	23,364
Inventories, net	23,871	23,467
Deferred income taxes	1,617	1,617
Prepaid expenses and other current assets	3,523	3,649

Total current assets	66,742	66,555

PROPERTY, PLANT AND EQUIPMENT, net	28,823	29,316
PATENTS, net	1,424	1,457
GOODWILL	25,008	24,094
OTHER INTANGIBLES, net	17,608	17,762
NOTES RECEIVABLE AND OTHER ASSETS	1,100	1,665
DEFERRED INCOME TAXES	161	147

Total assets	$140,866	$140,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,408	$404
Accounts payable	10,089	8,397
Accrued expenses and other current liabilities	7,831	11,618
Accrued commissions	3,140	3,009
Customer advances	5,742	8,233
Income taxes payable	3,169	4,270
Deferred income taxes	1,662	1,662

Total current liabilities	33,041	37,593

LONG-TERM DEBT, net of current portion	31,650	34,364
DEFERRED INCOME TAXES	3,583	3,583
OTHER NON-CURRENT LIABILITIES	110	75
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES, $.01 par value – authorized 50,000 shares; none issued	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value – authorized 950,000 shares; none issued	—	—
Common stock, $.01 par value – authorized 50,000,000 shares; issued 4,676,833 shares and 4,615,623 shares	47	46
Paid-in capital	22,422	20,319
Retained earnings	74,134	69,255
Accumulated other comprehensive income	3,393	3,275

	99,996	92,895
Treasury stock, 2,002,574 shares – at cost	(27,514)	(27,514)

Total shareholders’ equity	72,482	65,381

Total liabilities and shareholders’ equity	$140,866	$140,996

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
REVENUES:
Equipment and parts	$44,339	$30,178
Services and freight	2,545	1,936

Total revenues	46,884	32,114

COST OF REVENUES:
Equipment and parts	24,763	17,037
Services and freight	2,482	1,926

Total cost of revenues	27,245	18,963

Gross profit	19,639	13,151

OPERATING EXPENSES:
Selling, general and administrative	11,606	8,870
Research and development	591	585

	12,197	9,455

Operating income	7,442	3,696

INTEREST EXPENSE, net of interest income	(467)	(156)

Income before income taxes	6,975	3,540

INCOME TAX PROVISION	2,096	1,223

NET INCOME	4,879	2,317

RETAINED EARNINGS:
Beginning of period	69,255	56,383

End of period	$74,134	$58,700

EARNINGS PER SHARE:
Basic	$1.83	$0.90

Diluted	$1.72	$0.84

Weighted average common shares outstanding (basic)	2,663,000	2,578,000

Weighted average common and common equivalent shares outstanding (diluted)	2,841,000	2,771,000

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
OPERATING ACTIVITIES:
Net income	$4,879	$2,317
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,337	1,045
Non-cash compensation	80	49
Deferred income taxes	(14)	(87)
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	(2,724)	(671)
Inventories, net	(252)	(935)
Prepaid expenses and other current assets	131	(218)
Other assets	93	230
Accounts payable	1,669	627
Accrued expenses and other current liabilities	(6,312)	(1,354)

Net cash (used in) provided by operating activities	(1,113)	1,003

INVESTING ACTIVITIES:
Businesses acquired, net of cash received	(1,975)	(7,116)
Capital expenditures	(513)	(229)
Restricted cash	311	—
Other	(8)	—

Net cash used in investing activities	(2,185)	(7,345)

FINANCING ACTIVITIES:
Net repayments under notes payable to banks	—	(355)
Proceeds from issuance of long-term debt	2,710	—
Principal payments on long-term debt	(4,422)	(2,707)
Tax benefit from stock option exercises	1,212	—
Proceeds from issuance of common stock	892	92

Net cash provided by (used in) financing activities	392	(2,970)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	34	29

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,872)	(9,283)

CASH AND CASH EQUIVALENTS:
Beginning of period	14,038	15,051

End of period	$11,166	$5,768

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$807	$213
Income taxes	$2,027	$1,346
Seller financing for businesses acquired	$626	$3,000
See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. All references to the first quarter or first three months of 2007 or 2006 mean the fiscal quarter or 13-week period ended March 31, 2007 or April 1, 2006.

The unaudited financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2006 which was previously filed with the Securities and Exchange Commission (the “SEC”).

Certain reclassifications were made to the prior year’s consolidated financial statements to conform them to the current year presentation.

2.	Acquisition

On March 27, 2007, the Company purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China. The purchased assets were transferred from the seller to a newly-created Wholly Foreign-Owned Enterprise established by the Company which will conduct business under the name Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”). The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with Wuxi Chenghao’s owner, could be as much as approximately $3,500,000.

3.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. Interpretation 48, which clarifies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 was applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date were recognized or will continue to be recognized.

Interpretation 48 was effective for fiscal years beginning after December 15, 2006, and was adopted by the Company effective December 31, 2006. The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and recognizes penalties in operating expenses. The Company had accrued approximately $153,000 for the payment of interest and penalties at December 30, 2006. Subsequent changes to accrued interest and penalties have not been significant. The adoption of Interpretation 48 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The SEC staff believes registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The SEC staff will not object if a registrant records a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial, quantitatively and qualitatively, based on appropriate use of the registrant’s approach. SAB No. 108 describes the circumstances where this would be appropriate as well as required disclosures to investors. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company adopted SAB No. 108 during its fiscal year ended December 30, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 157 effective December 30, 2007.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years and interim periods beginning after November 15, 2007. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 159 effective December 30, 2007.

4.	Inventories

Inventories consist of the following:

	March 31,	December 30,
	2007	2006
	(in thousands)
Components	$18,641	$18,697
Work-in-process	6,448	5,580
Finished goods	558	739
Inventory reserves	(1,776)	(1,549)

	$23,871	$23,467

5.	Intangible Assets

Intangible assets consist of the following:

	March 31, 2007		December 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
Amortized intangible assets
Patents	$2,862	$1,438	$2,855	$1,398
Drawings	4,980	594	4,980	545
Customer relationships	8,598	586	8,598	481

	$16,440	$2,618	$16,433	$2,424

Unamortized intangible assets
Trademarks and tradenames	$5,210		$5,210

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition for patents) over the expected periods of benefit, which range from 10 to 50 years. The weighted average remaining life of the amortizable intangible assets is 29 years. The amortization expense of intangible assets for the three-month periods ended March 31, 2007 and April 1, 2006 was $194,000 and $119,000.

6.	Accrued Warranty

The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales, based upon historical experience, on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the three-month periods ended March 31, 2007 and April 1, 2006:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(in thousands)
Beginning balance	$1,538	$989
Accrued warranty of acquired business	50	150
Accrual of warranty expense	482	276
Warranty costs incurred	(275)	(223)
Foreign exchange adjustment	1	3

Ending balance	$1,796	$1,195

7.	Long-Term Debt

Long-term debt consists of the following, with the annual interest rates shown being those in effect on March 31, 2007:

	March 31,	December 30,
	2007	2006
	(in thousands)
U.S. revolving line of credit	$28,335	$30,000
U.S. mortgage, interest at 6.45%	1,507	1,553
U.S. term note, interest at 5.00%	3,000	3,000
Other	216	215

	33,058	34,768
Less current portion	(1,408)	(404)

	$31,650	$34,364

As of March 31, 2007, interest on the $28,335,000 borrowing under the U.S. revolving line of credit was payable at the following interest rates for the periods ending on the dates indicated:

		Expiration of
		Interest Rate
	Amount	Period	Per Annum Rate
Prime rate loan	$1,835,000	—	7.250%
One month LIBOR loan	6,500,000	4/30/2007	6.445%
Two month LIBOR loan	5,000,000	5/30/2007	6.465%
Three month LIBOR loan	5,000,000	6/29/2007	6.475%
Three-year interest rate swap	5,000,000	10/13/2009	6.335%
Four-year interest rate swap	5,000,000	10/13/2010	6.345%

	$28,335,000

8.	Earnings Per Share

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

The Company’s Basic and Diluted Earnings Per Share are calculated as follows:

	For the Three Months Ended March 31, 2007
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$4,879	2,663	$1.83

Common share equivalent of outstanding options	—	178	(0.11)

Diluted	$4,879	2,841	$1.72

	For the Three Months Ended April 1, 2006
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$2,317	2,578	$0.90

Common share equivalent of outstanding options	—	193	(0.06)

Diluted	$2,317	2,771	$0.84

Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during a given time period. Such weighted average number includes the weighted average number of common shares outstanding plus the shares issuable upon the exercise of stock options after the assumed repurchase of common shares with the related proceeds at the average market price during the period.

9.	Share-Based Compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment”, effective January 1, 2006. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of share-based compensation awards, including employee and director stock grants and options.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and it did not recognize compensation expense in its income statement for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. However, the Company did record compensation expense related to restricted stock grants based on the market value of its common stock at the date of grant and the vesting period of the grant. As required by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company also provided certain pro forma disclosures for stock option awards as if the fair value-based approach of SFAS No. 123 had been applied.

The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the Company applies the provisions of SFAS No. 123(R) to new stock option awards and to stock option awards modified, repurchased or cancelled after December 31, 2005. Additionally, for unvested stock option awards granted prior to the effective date of the Company’s adoption of SFAS No. 123(R) which have not been fully expensed in prior years, either in the Company’s income statement or in pro forma disclosures in the notes thereto, the Company recognizes compensation expense in the same manner as was used in its income statement or for pro forma disclosures prior to the effective date of its adoption of SFAS No. 123(R).

There was no cost for stock option compensation for the first three months of 2007. The pre-tax cost for stock option compensation was approximately $31,000 ($19,000 after tax) for the first three months of 2006.

As of March 31, 2007, the Company did not have any prospective cost of stock option compensation to be expensed.

There were no stock options granted in the first three months of 2007 or 2006.

10.	Comprehensive Income

Comprehensive income is the total of net income plus the change (net of tax) in the unrealized gain or loss on interest rate swaps and the change in foreign currency translation adjustments, which were the Company’s only two non-owner changes in equity in the first three months of 2007 and 2006. For the three-month periods ended March 31, 2007 and April 1, 2006, the following table sets forth the Company’s comprehensive income:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(in thousands)
Net income	$4,879	$2,317
Unrealized loss on interest rate swaps, net of tax	(21)	—
Foreign currency translation gain	139	233

Comprehensive income	$4,997	$2,550

11.	Management Geographic Information

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

For the three-month periods ended March 31, 2007 and April 1, 2006, the following table sets forth the Company’s geographic information:

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED March 31, 2007
Revenues
Sales to unaffiliated customers	$28,341	$18,543	$—	$46,884
Sales to affiliates	1,036	1,013	(2,049)	—

Total sales	$29,377	$19,556	$(2,049)	$46,884

Operating income	$3,231	$4,198	$13	$7,442

Interest expense				(467)

Income before income taxes				$6,975

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED April 1, 2006
Revenues
Sales to unaffiliated customers	$20,889	$11,225	$—	$32,114
Sales to affiliates	678	730	(1,408)	—

Total sales	$21,567	$11,955	$(1,408)	$32,114

Operating income	$2,886	$840	$(30)	$3,696

Interest expense				(156)

Income before income taxes				$3,540

For the three-month periods ended March 31, 2007 and April 1, 2006, the following table sets forth revenues from external customers:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(in thousands)
Americas
U.S.	$22,434	$17,712
All others	5,907	3,177

Total	28,341	20,889

EMEA/Asia
China	2,004	1,228
Germany	2,630	2,425
Netherlands	5,113	354
United Kingdom	1,417	2,226
All others	7,379	4,992

Total	18,543	11,225

	$46,884	$32,114

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
     On March 3, 2006, we purchased all of the outstanding stock of J.M.J. Industries, Inc., which operated its business under the Gundlach tradename (“Gundlach”). The purchase price was $9,154,500, of which $6,154,500 was paid in cash and $3,000,000 by delivery of an unsecured promissory note bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. We also paid off all of the acquired company’s bank debt, which amounted to approximately $1,347,000. We did not borrow any money in connection with either the acquisition or the payoff of the bank debt. The Gundlach operation is part of our size reduction business line.
     On October 5, 2006, we purchased all of the outstanding stock of Premier Pneumatics, Inc. (“Premier”). The preliminary purchase price was $27,565,000, all of which was paid in cash, including a $2,000,000 escrow. The final purchase price of $27,453,000 included a $112,000 adjustment paid to us based on Premier’s net working capital as of the closing date. In February 2007, we also made a preliminary payment of $1,567,000 to the seller in connection with our Internal Revenue Code section 338(h)(10) election (“Premier 338(h)(10) election”) with respect to this acquisition. The amount owed to the seller under the Premier 338(h)(10) election was finalized in April 2007 and reduced by $153,000 to $1,414,000, with a receivable for the $153,000 recorded from the seller as of March 31, 2007. We financed the purchase price and related costs of the Premier acquisition under a new five-year, $50,000,000 unsecured credit facility entered into on September 29, 2006 between Citizens Bank of Pennsylvania and us and our U.S. subsidiaries (the “Citizens Credit Facility”). The Premier operation is part of our process business line.
     On March 27, 2007, we purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China. The purchased assets were transferred from the seller to a newly-created Wholly Foreign-Owned Enterprise which we established that will conduct business under the name Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”). The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with Wuxi Chenghao’s owner, could be as much as approximately $3,500,000. The Wuxi K-Tron Colormax operation is part of our process business line.
     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the first quarter or first three months of 2007 or 2006 mean the fiscal 13-week period ended March 31, 2007 or April 1, 2006.
Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Prouncements
     This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2006 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the fiscal year ended December 30, 2006 (the “2006 Form 10-K”). The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those based on such assumptions and estimates.
     Our critical accounting policies are described in Management’s Discussion and Analysis included in our 2006 Form 10-K. There have been no changes in these accounting policies.
     Our significant accounting policies are described in Note 2 to our 2006 consolidated financial statements contained in our 2006 Form 10-K. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2006 consolidated financial statements and also in Note 3 to our consolidated financial statements contained in this quarterly report on Form 10-Q. We did not adopt any accounting policy in the first three months of 2007 that had a material impact on our consolidated financial statements.
Results of Operations
Overview
     For the first three months of 2007, we reported revenues of $46,884,000 and net income of $4,879,000, compared to revenues of $32,114,000 and net income of $2,317,000 for the same period in 2006. We believe that the increases in our revenues and net income in the first three months of 2007 compared to the same period in 2006 were primarily the result of generally stronger business conditions and increased capital spending by our customers in EMEA/Asia (including the recognition of approximately $5,000,000 in revenues from the second of two large orders previously disclosed), contributions from the October 5, 2006 Premier and March 3, 2006 Gundlach acquisitions, and, to a lesser degree, the positive effect of a weaker U.S. dollar in the first three months of 2007 versus the same period in 2006 on the translation of the revenues and profits of our foreign operations into U.S. dollars. Our effective tax rate for the first three months of 2007 was 30.1%, down from 34.5% in the first three months of 2006, due primarily to a higher proportion of earnings from EMEA/Asia which are taxed at an overall lower rate than earnings in the United States.

Foreign Exchange Rates
     We are an international company, and we derived approximately 40% and 35% of our revenues for the first three months of 2007 and 2006 from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates, also referred to as foreign exchange rates, which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.
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
     For the first three months of 2007 and 2006, the changes in certain key foreign exchange rates affecting us were as follows:

	Three Months Ended
	March 31,		April 1,
	2007		2006
Average U.S. dollar equivalent of one Swiss franc	0.810		0.771
% change vs. prior year		+5.1%
Average U.S. dollar equivalent of one euro	1.309		1.204
% change vs. prior year		+8.7%

	Three Months Ended
	March 31,		April 1,
	2007		2006
Average U.S. dollar equivalent of one British pound sterling	1.953		1.754
% change vs. prior year		+11.3%
Average Swiss franc equivalent of one euro	1.616		1.561
% change vs. prior year		+3.5%
Average Swiss franc equivalent of one British pound sterling	2.411		2.275
% change vs. prior year		+6.0%
Presentation of Results and Analysis
     The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Total revenues	100.0%	100.0%
Cost of revenues	58.1	59.1

Gross profit	41.9	40.9
Selling, general and administrative	24.7	27.6
Research and development	1.3	1.8

Operating income	15.9	11.5
Interest expense, net	(1.0)	(0.5)

Income before income taxes	14.9	11.0
Income tax provision	4.5	3.8

Net income	10.4%	7.2%

The following table sets forth our backlog at the end of the periods indicated:

	March 31, 2007	Dec. 30, 2006	April 1, 2006
Backlog (at March 31, 2007 foreign exchange rates, in thousands of dollars)	$51,159	$49,961	$41,512

     Total revenues increased by $14,770,000 or 46.0% in the first quarter of 2007 compared to the same period in 2006. We believe that this increase was primarily the result of generally stronger business conditions and increased spending on capital equipment by our customers in EMEA/Asia (including the recognition of approximately $5,000,000 in revenues from the second of two large orders previously disclosed), contributions from the October 5, 2006 Premier and March 3, 2006 Gundlach acquisitions, and, to a lesser degree, a $950,000 positive effect of a weaker U.S. dollar in the first three months of 2007 versus the same period in 2006 on the translation of the revenues of our foreign operations into U.S. dollars.
     Gross profit as a percentage of total revenues increased to 41.9% in the first quarter of 2007 from 40.9% for the same period in 2006. We believe that this increase in gross margin primarily reflected a change in the sales mix of the products and services that we sold within our two business lines. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in the size reduction business line generally carry a higher gross margin than sales of equipment within that line.
     Selling, general and administrative expense increased by $2,736,000 or 30.8% in the first quarter of 2007 compared to the same period in 2006. We believe that this increase was primarily due to the inclusion in 2007 of three months of operations of our Gundlach and Premier businesses that were acquired in 2006 versus one month of Gundlach and no months of Premier in the first quarter of 2006, higher sales commissions related to increased revenues, the unfavorable effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars and a higher employee bonus accrual.
     Research and development expense was nearly unchanged in the first quarter of 2007 compared to the same period in 2006.
     Interest expense, net of interest income, increased by $311,000 or 199.4% in the first quarter of 2007 compared to the same period in 2006, primarily due to the financing of the October 5, 2006 acquisition of Premier and lower interest income in the first quarter of 2007, partially offset by the effect of otherwise (except for borrowings related to the Premier acquisition) lower debt levels in the first quarter of 2007 versus the first quarter of 2006.
     Income before income taxes increased to $6,975,000 in the first quarter of 2007 compared to $3,540,000 for the same period in 2006. This increase of $3,435,000 was primarily the net result of the items discussed above.
     The income tax provisions for the first quarters of 2007 and 2006 were $2,096,000 and $1,223,000, and the overall effective tax rates were 30.1% and 34.5%. The lower effective tax rate in 2007 versus 2006 was primarily due to a higher proportion of foreign taxable income from EMEA/Asia in the first quarter of 2007 compared to the same period in 2006.
     Our backlog at constant foreign exchange rates increased by $1,198,000 or 2.4% at the end of the first quarter of 2007 compared to the end of fiscal year 2006, from $49,961,000 to $51,159,000. Our backlog at constant foreign exchange rates increased by $9,647,000 or 23.2% at the end of the first quarter of 2007 compared to the end of the first quarter of 2006, from $41,512,000 to $51,159,000. This year-over-year increase primarily reflected stronger demand for equipment in our process business line and our Gundlach business as well as our acquisition of Premier in the fourth quarter of 2006. A significant part of our backlog at March 31, 2007 consisted of orders that were expected to be shipped within 120 days.

Liquidity and Capital Resources
Capitalization
     Our capitalization at the end of the first quarter of 2007 and at the end of fiscal years 2006 and 2005 is summarized below:

	March 31,	December 30,	December 31,
(Dollars in Thousands)	2007	2006	2005
Short-term debt, including current portion of long-term debt	$1,408	$404	$4,316
Long-term debt	31,650	34,364	12,675

Total debt	33,058	34,768	16,991
Shareholders’ equity	72,482	65,381	49,520

Total debt and shareholders’ equity (total capitalization)	$105,540	$100,149	$66,511

Percent total debt to total capitalization	31%	35%	26%
Percent long-term debt to equity	44%	53%	26%
Percent total debt to equity	46%	53%	34%
     The average annual interest rate on total debt at March 31, 2007 was 6.34%.
     Total debt decreased by $1,710,000 in the first three months of 2007 ($1,712,000 at constant foreign exchange rates). At March 31, 2007, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $21,665,000 of unused borrowing capacity under the Citizens Credit Facility and $10,689,000 of unused borrowing capacity under our foreign loan agreements.
Other Items
     At March 31, 2007, working capital was $33,701,000 compared to $28,962,000 at December 30, 2006, and the ratio of current assets to current liabilities at those dates was 2.02 and 1.77. In the first three months of 2007 and 2006, we utilized internally generated funds and our lines of credit to meet our working capital needs.
     Net cash used in operating activities was $1,113,000 in the first three months of 2007 compared to net cash provided by operating activities of $1,003,000 in the same period of 2006. This $2,116,000 decrease in operating cash flow was primarily due to a decrease in accrued expenses and an increase in accounts receivable, partially offset by higher net income and an increase in accounts payable, in each case in this year’s first quarter versus last year’s first quarter.
     Net cash used in investing activities in the first three months of 2007 was primarily for the Premier 338(h)(10) election, the purchase of certain assets of Wuxi Chenghao and capital additions, partially offset by a reduction of restricted cash associated with letters of credit, while net cash used in investing activities in the first three months of 2006 was primarily for the acquisition of Gundlach and capital additions.

     Net cash provided by financing activities in the first three months of 2007 was primarily from the proceeds of stock option exercises and the tax benefit associated therewith, partially offset by net reductions in debt. Net cash used in financing activities in the first three months of 2006 was primarily for net reductions in debt, partially offset by the proceeds from stock option exercises.
     Shareholders’ equity increased $7,101,000 in the first three months of 2007 compared to the end of fiscal year 2006, of which $4,879,000 was from net income, $892,000 was from the issuance of common stock pursuant to stock option exercises, $1,212,000 was from the tax benefit associated with such stock option exercises and $139,000 was from favorable changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars between the beginning and the end of the three-month period, partially offset by $21,000 from an unrealized loss, net of taxes, attributable to two interest rate swaps.
Future Payments Under Contractual Obligations
     We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in our 2006 Form 10-K, except for a $1,665,000 reduction in the balance due in 2011 under the Citizens Credit Facility. Refer to Notes 8 and 15 to the consolidated financial statements in the 2006 Form 10-K for additional information on long-term debt and commitments and contingencies.
Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors.” in our 2006 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2006 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Forward-Looking Statements
     The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies which are difficult to predict. These risks and uncertainties include, but are not limited to, the risks described above under the heading “Risk Factors”.

Many of the factors that will determine our future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by any forward-looking statements that we may make. The forward-looking statements contained in this report include, but are not limited to, statements regarding the effect of changes in foreign exchange rates and interest rates on our business and financial results. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.
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
     As of March 31, 2007, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in our pre-tax income for the first three months of 2007 of approximately $779,000, or 11%. This hypothetical reduction on transactional exposures is based on the differences between the March 31, 2007 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within the accumulated other comprehensive income component of shareholders’ equity on our balance sheet. Using the above example, a hypothetical change in translation adjustments would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $2,907,000, or 4% of our March 31, 2007 shareholders’ equity of $72,482,000.

Interest Rate Risk
     We have credit facilities or loans that require us to pay interest at rates that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of interest rate swaps. As of March 31, 2007, we had total debt of $33,058,000, $4,507,000 of which was subject to fixed interest rates which ranged from 5.00% to 6.45%, $18,551,000 of which was subject to variable interest rates which ranged from 6.45% to 7.25% and $10,000,000 of which was variable rate debt subject to two interest rate swaps with fixed interest rates at 6.34% and 6.35%, subject to increase or decrease in the event of a change in the level of our ratio of funded debt to adjusted earnings before interest expense, tax expense and depreciation and amortization expenses at the end of the most recent measurement period, as described in the Citizens Credit Facility. A 100 basis point increase in interest rates on the $18,551,000 of variable rate debt would increase annual interest expense by approximately $186,000.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, since we acquired certain assets of Wuxi Chenghao Machinery Co., Ltd. and transferred them to a newly-formed business on March 27, 2007, our ability to effectively apply our disclosure controls and procedures to the newly-formed Wuxi K-Tron Colormax Machinery Co., Ltd. business is inherently limited by the short period of time that we have had to evaluate that operation since the acquisition.
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

K-TRON INTERNATIONAL, INC.

Date: May 7, 2007	By:	RONALD R. REMICK

Ronald R. Remick
Senior Vice President, Chief
Financial Officer and Treasurer
(Duly authorized officer and principal
financial officer of the Registrant)

	By:	ALAN R. SUKONECK

Alan R. Sukoneck
Vice President, Chief Accounting
and Tax Officer
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