Form 10-Q
period 2007-06-30
K TRON INTERNATIONAL INC
filed 2007-08-07
CIK 20

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 2007
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
Yes ☐ No ☑
The Registrant had 2,695,759 shares of Common Stock outstanding as of July 30, 2007.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Per Share Data)

	(Unaudited)
	June 30,	December 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,678	$14,038
Restricted cash	45	420
Accounts receivable, net of allowance for doubtful accounts of $799 and $852	29,217	23,364
Inventories, net	24,685	23,467
Deferred income taxes	1,617	1,617
Prepaid expenses and other current assets	3,212	3,649

Total current assets	75,454	66,555

PROPERTY, PLANT AND EQUIPMENT, net	27,722	29,316
PATENTS, net	1,402	1,457
GOODWILL	25,046	24,094
OTHER INTANGIBLES, net	17,454	17,762
NOTES RECEIVABLE AND OTHER ASSETS	1,494	1,665
DEFERRED INCOME TAXES	113	147

Total assets	$148,685	$140,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,416	$404
Accounts payable	10,958	8,397
Accrued expenses and other current liabilities	9,590	11,618
Accrued commissions	3,486	3,009
Customer advances	7,629	8,233
Income taxes payable	4,775	4,270
Deferred income taxes	1,662	1,662

Total current liabilities	39,516	37,593

LONG-TERM DEBT, net of current portion	26,565	34,364
DEFERRED INCOME TAXES	3,583	3,583
OTHER NON-CURRENT LIABILITIES	—	75
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES, $.01 par value — authorized 50,000 shares; none issued	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value — authorized 950,000 shares; none issued	—	—
Common stock, $.01 par value — authorized 50,000,000 shares; issued 4,697,333 shares and 4,615,623 shares	47	46
Paid-in capital	23,741	20,319
Retained earnings	79,387	69,255
Accumulated other comprehensive income	3,360	3,275

	106,535	92,895
Treasury stock, 2,002,574 shares — at cost	(27,514)	(27,514)

Total shareholders’ equity	79,021	65,381

Total liabilities and shareholders’ equity	$148,685	$140,996

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
REVENUES:
Equipment and parts	$44,077	$34,436	$88,416	$64,614
Services and freight	3,397	2,325	5,942	4,261
Other	92	—	92	—

Total revenues	47,566	36,761	94,450	68,875
COST OF REVENUES:
Equipment and parts	24,317	18,375	49,080	35,412
Services and freight	2,692	2,121	5,174	4,047

Total cost of revenues	27,009	20,496	54,254	39,459

Gross profit	20,557	16,265	40,196	29,416
OPERATING EXPENSES:
Selling, general and administrative	12,320	10,321	23,926	19,191
Research and development	611	588	1,202	1,173

	12,931	10,909	25,128	20,364

Operating income	7,626	5,356	15,068	9,052

INTEREST (EXPENSE), net	(433)	(210)	(900)	(366)

Income before income taxes	7,193	5,146	14,168	8,686

INCOME TAX PROVISION	1,940	1,790	4,036	3,013

NET INCOME	5,253	3,356	10,132	5,673

RETAINED EARNINGS:
Beginning of period	74,134	58,700	69,255	56,383

End of period	$79,387	$62,056	$79,387	$62,056

EARNINGS PER SHARE:
Basic	$1.96	$1.29	$3.79	$2.19

Diluted	$1.84	$1.20	$3.56	$2.04

Weighted average common shares outstanding (basic)	2,684,000	2,597,000	2,674,000	2,587,000

Weighted average common and common equivalent shares outstanding (diluted)	2,859,000	2,796,000	2,846,000	2,777,000

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2007	2006
OPERATING ACTIVITIES:
Net income	$10,132	$5,673
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of asset	(92)	—
Depreciation and amortization	2,677	2,238
Non-cash compensation	192	118
Deferred income taxes	34	(36)
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	(5,642)	(1,069)
Inventories, net	(1,083)	(2,001)
Prepaid expenses and other current assets	616	(140)
Other assets	241	297
Accounts payable	2,509	1,460
Accrued expenses and other current liabilities	(722)	149

Net cash provided by operating activities	8,862	6,689

INVESTING ACTIVITIES:
Proceeds from disposition of asset	406	—
Businesses acquired, net of cash received	(1,854)	(7,116)
Capital expenditures	(903)	(1,615)
Restricted cash	375	(221)
Other	(26)	(35)

Net cash used in investing activities	(2,002)	(8,987)

FINANCING ACTIVITIES:
Net repayments under notes payable to banks	—	(804)
Proceeds from issuance of long-term debt	4,010	—
Principal payments on long-term debt	(10,803)	(3,713)
Tax benefit from stock option exercises	1,518	—
Proceeds from issuance of common stock	1,064	460

Net cash used in financing activities	(4,211)	(4,057)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(9)	412

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,640	(5,943)

CASH AND CASH EQUIVALENTS:
Beginning of period	14,038	15,051

End of period	$16,678	$9,108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,223	$455
Income taxes	$2,108	$3,814

Seller financing for businesses acquired	$635	$3,000
See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. All references to the second quarter or first six months of 2007 or 2006 mean the 13-week or 26-week period ended June 30, 2007 or July 1, 2006.
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
On March 27, 2007, the Company purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China. The purchased assets were transferred from the seller to a newly-created Wholly Foreign-Owned Enterprise established by the Company which conducts its business under the name Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”). The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with Wuxi Chenghao’s owner, could be as much as approximately $3,500,000.
3.	New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. Interpretation 48, which clarifies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. Interpretation 48 was effective for fiscal years beginning after December 15, 2006, and was adopted by the Company effective December 31, 2006. On initial application, Interpretation 48 was applied to all tax positions for which the statute of limitations remained open. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized and, with respect to later dates, only those that met or meet the threshold on those later dates have been or will be recognized at those dates. The Company is subject to income taxes in the U.S. federal jurisdiction and also in various state, local and foreign jurisdictions. Tax laws and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S. income tax examinations by tax authorities for years before 2003. The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and recognizes penalties in operating expenses. The Company had accrued approximately $153,000 for the payment of interest and penalties at December 30, 2006. Subsequent changes to accrued interest and penalties have not been significant. The adoption of Interpretation 48 did not have a material impact on the Company’s consolidated financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years and interim periods beginning after November 15, 2007. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 159 effective December 30, 2007.
4.	Inventories
Inventories consist of the following:

	June 30,	December 30,
	2007	2006
	(in thousands)
Components	$17,961	$18,697
Work-in-process	7,930	5,580
Finished goods	643	739
Inventory reserves	(1,849)	(1,549)

	$24,685	$23,467

5.	Intangible Assets
Intangible assets consist of the following:

	June 30, 2007		December 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
Amortized intangible assets
Patents	$2,881	$1,479	$2,855	$1,398
Drawings	4,980	644	4,980	545
Customer relationships	8,598	690	8,598	481

	$16,459	$2,813	$16,433	$2,424

Unamortized intangible assets
Trademarks and tradenames	$5,210		$5,210

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition for patents) over the expected periods of benefit, which range from 10 to 50 years. The weighted average remaining life of the amortizable intangible assets is 29 years. The amortization expense of intangible assets for the six-month periods ended June 30, 2007 and July 1, 2006 was $389,000 and $264,000.

Goodwill increased by $952,000 during the first six months of 2007 with $1,105,000 related to the purchase of certain assets of Wuxi Chenghao, partially offset by a $153,000 tax gross-up refund from the shareholder of Premier Pneumatics, Inc., which was acquired on October 5, 2006.
6.	Accrued Warranty
The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales, based upon historical experience, on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the six-month periods ended June 30, 2007 and July 1, 2006:

	Six Months Ended
	June 30,	July 1,
	2007	2006
	(in thousands)
Beginning balance	$1,538	$989
Accrued warranty of acquired business	50	150
Accrual of warranty expense	970	613
Warranty costs incurred	(636)	(444)
Foreign exchange adjustment	(1)	30

Ending balance	$1,921	$1,338

7.	Long-Term Debt
Long-term debt consists of the following, with the annual interest rates shown being those in effect on June 30, 2007:

	June 30,	December 30,
	2007	2006
	(in thousands)
U.S. revolving line of credit	$23,300	$30,000
U.S. mortgage, interest at 6.45%	1,460	1,553
U.S. term note, interest at 5.00%	3,000	3,000
Other	221	215

	27,981	34,768
Less current portion	(1,416)	(404)

	$26,565	$34,364

As of June 30, 2007, interest on the $23,300,000 borrowing under the U.S. revolving line of credit was payable at the following interest rates for the periods ending on the dates indicated:

		Expiration of
		Interest Rate
	Amount	Period	Per Annum Rate
Prime rate loan	$550,000	—	7.250%
Three-month LIBOR loan	6,000,000	7/31/2007	6.230%
Two-month LIBOR loan	2,500,000	8/29/2007	6.215%
Six-month LIBOR loan	4,250,000	11/30/2007	6.255%
Three-year interest rate swap	5,000,000	10/13/2009	6.085%
Four-year interest rate swap	5,000,000	10/13/2010	6.095%

	$23,300,000

On July 31, 2007, the $6,000,000 expiring LIBOR loan was replaced by a six-month $4,000,000 LIBOR loan at 6.245% per annum which becomes due on January 31, 2008, and by a $2,000,000 Prime rate loan at 7.250% per annum.
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
The Company’s Basic and Diluted Earnings Per Share are calculated as follows:

	For the Three Months Ended June 30, 2007
(Dollars and Shares in Thousands
except Per Share Data)	Net Income Available
	To Common		Earnings
	Shareholders	Shares	Per Share
Basic	$5,253	2,684	$1.96

Common share equivalent of outstanding options	—	175	(0.12)

Diluted	$5,253	2,859	$1.84

	For the Three Months Ended July 1, 2006
(Dollars and Shares in Thousands
except Per Share Data)	Net Income Available
	To Common		Earnings
	Shareholders	Shares	Per Share
Basic	$3,356	2,597	$1.29

Common share equivalent of outstanding options	—	199	(0.09)

Diluted	$3,356	2,796	$1.20

	For the Six Months Ended June 30, 2007
(Dollars and Shares in Thousands
except Per Share Data)	Net Income Available
	To Common		Earnings
	Shareholders	Shares	Per Share
Basic	$10,132	2,674	$3.79

Common share equivalent of outstanding options	—	172	(0.23)

Diluted	$10,132	2,846	$3.56

	For the Six Months Ended July 1, 2006
(Dollars and Shares in Thousands
except Per Share Data)	Net Income Available
	To Common		Earnings
	Shareholders	Shares	Per Share
Basic	$5,673	2,587	$2.19

Common share equivalent of outstanding options	—	190	(0.15)

Diluted	$5,673	2,777	$2.04

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
The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the Company applies the provisions of SFAS No. 123(R) to stock option awards granted, modified, repurchased or cancelled after December 31, 2005. Additionally, for unvested stock option awards granted prior to the effective date of the Company’s adoption of SFAS No. 123(R) which have not been fully expensed in prior years, either in the Company’s income statement or in pro forma disclosures in the notes thereto, the Company recognizes compensation expense in the same manner as was used in its income statement or for pro forma disclosures prior to the effective date of its adoption of SFAS No. 123(R).
There was no cost for stock option compensation for the first six months of 2007. The pre-tax cost for stock option compensation was approximately $62,000 ($38,000 after tax) for the first six months of 2006.
As of June 30, 2007, the Company did not have any prospective cost of stock option compensation to be expensed.
The Company issued 9,000 shares of restricted common stock in May of each of 2007 and 2006, with each grant vesting on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at date of grant, which was $93.50 per share in 2007 and $51.50 per share in 2006.
There were no stock options granted in 2006 or in the first six months of 2007.
10.	Comprehensive Income
Comprehensive income is the total of net income, the changes (net of tax) in the unrealized gain or loss on a foreign exchange hedge and on interest rate swaps and the change in foreign currency translation adjustments, which were the Company’s only non-owner changes in equity in the first six months of 2007 and 2006. For the three and six-month periods ended June 30, 2007 and July 1, 2006, the following table sets forth the Company’s comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
		(in thousands)
Net income	$5,253	$3,356	$10,132	$5,673
Unrealized gain (loss) on foreign exchange hedge, net of tax	—	(114)	—	(114)
Unrealized gain (loss) on interest rate swaps, net of tax	71	(6)	50	(6)
Foreign currency translation gain (loss)	(104)	1,455	35	1,688

Comprehensive income	$5,220	$4,691	$10,217	$7,241

11.	Management Geographic Information
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
For the three and six-month periods ended June 30, 2007 and July 1, 2006, the following table sets forth the Company’s geographic information:

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
		(in thousands)
THREE MONTHS ENDED June 30, 2007
Revenues
Sales to unaffiliated customers	$31,756	$15,810	$—	$47,566
Sales to affiliates	1,269	1,515	(2,784)	—

Total sales	$33,025	$17,325	$(2,784)	$47,566

Operating income (loss)	$4,861	$2,800	$(35)	$7,626

Interest (expense), net				(433)

Income before income taxes				$7,193

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
		(in thousands)
THREE MONTHS ENDED July 1, 2006
Revenues
Sales to unaffiliated customers	$24,557	$12,204	$—	$36,761
Sales to affiliates	794	906	(1,700)	—

Total sales	$25,351	$13,110	$(1,700)	$36,761

Operating income (loss)	$4,342	$1,024	$(10)	$5,356

Interest (expense), net				(210)

Income before income taxes				$5,146

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
		(in thousands)
SIX MONTHS ENDED June 30, 2007
Revenues
Sales to unaffiliated customers	$60,097	$34,353	$—	$94,450
Sales to affiliates	2,305	2,528	(4,833)	—

Total sales	$62,402	$36,881	$(4,833)	$94,450

Operating income (loss)	$8,092	$6,998	$(22)	$15,068

Interest (expense), net				(900)

Income before income taxes				$14,168

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
		(in thousands)
SIX MONTHS ENDED July 1, 2006
Revenues
Sales to unaffiliated customers	$45,446	$23,429	$—	$68,875
Sales to affiliates	1,472	1,636	(3,108)	—

Total sales	$46,918	$25,065	$(3,108)	$68,875

Operating income (loss)	$7,228	$1,864	$(40)	$9,052

Interest (expense), net				(366)

Income before income taxes				$8,686

For the three and six-month periods ended June 30, 2007 and July 1, 2006, the following table sets forth revenues from external customers:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
		(in thousands)
Americas
U.S.	$25,230	$20,102	$47,665	$37,810
All others	6,526	4,455	12,432	7,636

Total	31,756	24,557	60,097	45,446

EMEA/Asia
France	937	850	1,639	1,586
Germany	2,723	1,887	5,489	4,312
Netherlands	1,463	241	6,576	612
United Kingdom	2,445	2,881	3,935	5,107
All others	8,242	6,345	16,714	11,812

Total	15,810	12,204	34,353	23,429

	$47,566	$36,761	$94,450	$68,875

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     On October 5, 2006, we purchased all of the outstanding stock of Premier Pneumatics, Inc. (“Premier”). The preliminary purchase price was $27,565,000, all of which was paid in cash, including a $2,000,000 escrow. The final purchase price of $27,453,000 included a $112,000 adjustment paid to us based on Premier’s net working capital as of the closing date. In February 2007, we also made a preliminary payment of $1,567,000 to the seller in connection with our Internal Revenue Code section 338(h)(10) election (“Premier 338(h)(10) election”) with respect to this acquisition. The amount owed to the seller under the Premier 338(h)(10) election was finalized in April 2007 and reduced by $153,000 to $1,414,000, and the seller returned $153,000 to us. We financed the purchase price and related costs of the Premier acquisition under a new five-year, $50,000,000 unsecured credit facility entered into on September 29, 2006 between Citizens Bank of Pennsylvania and us and our U.S. subsidiaries (the “Citizens Credit Facility”). The Premier operation is part of our process business line.
     On March 27, 2007, we purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China. The purchased assets were transferred from the seller to a newly-created Wholly Foreign-Owned Enterprise which we established that conducts its business under the name Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”). The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with Wuxi Chenghao’s owner, could be as much as approximately $3,500,000. The Wuxi K-Tron Colormax operation is part of our process business line.
     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the second quarter or first six months of 2007 or 2006 mean the 13-week or 26-week period ended June 30, 2007 or July 1, 2006.

Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Pronouncements
     This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2006 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the fiscal year ended December 30, 2006 (our “2006 Form 10-K”). The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those based on such assumptions and estimates.
     Our critical accounting policies are described in Management’s Discussion and Analysis included in our 2006 Form 10-K. There have been no changes in these accounting policies.
     Our significant accounting policies are described in Note 2 to our 2006 consolidated financial statements contained in our 2006 Form 10-K. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2006 consolidated financial statements and also in Note 3 to our consolidated financial statements contained in this quarterly report on Form 10-Q. We did not adopt any accounting policy in the first six months of 2007 that had a material impact on our consolidated financial statements.
Results of Operations
Overview
     For the second quarter and first six months of 2007, we reported revenues of $47,566,000 and $94,450,000 and net income of $5,253,000 and $10,132,000, compared to revenues of $36,761,000 and $68,875,000 and net income of $3,356,000 and $5,673,000 for the same periods in 2006. We believe that the increases in our revenues and net income in the second quarter and first six months of 2007 compared to the same periods in 2006 were primarily the result of generally stronger business conditions and increased capital spending by our customers in EMEA/Asia (including the recognition of approximately $5,000,000 in revenues in the first quarter of 2007 from the second of two large orders previously disclosed), contributions from the October 5, 2006 Premier and March 3, 2006 Gundlach acquisitions and, to a lesser degree, the positive effect of a weaker U.S. dollar in the second quarter and first six months of 2007 versus the same periods in 2006 on the translation of the revenues and profits of our foreign operations into U.S. dollars. Our effective tax rates for the second quarter and first six months of 2007 were 27.0% and 28.5%, down from 34.8% and 34.7% in the same periods of 2006. These decreases were primarily due to a second quarter 2007 income tax benefit of approximately $410,000 from the finalization of a Swiss tax audit for the years 2004 and 2005 and to a higher proportion of earnings from EMEA/Asia in the second quarter and first six months of 2007, which are taxed at an overall lower rate than earnings in the United States.

Foreign Exchange Rates
     We are an international company, and we derived approximately 36% and 34% of our revenues for the first six months of 2007 and 2006 from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates, also referred to as foreign exchange rates, which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.
     Since we receive substantial revenues from activities in foreign jurisdictions, our results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, euro and British pound sterling and, to a lesser degree, other currencies. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, our revenues in U.S. dollars generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. In particular, a general weakening of the U.S. dollar against other currencies would positively affect our revenues, gross profit and operating income as expressed in U.S. dollars (provided that the gross profit and operating income numbers from foreign operations are not losses, since in the case of a loss, the effect would be to increase the loss), whereas a general strengthening of the U.S. dollar against such currencies would have the opposite effect. In addition, our revenues and income with respect to sales transactions may be affected by changes in foreign exchange rates where the sale is made in a currency other than the functional currency of the facility manufacturing the product subject to the sale.
     For the second quarter and first six months of 2007 and 2006, the changes in certain key foreign exchange rates affecting us were as follows:

	Three Months Ended			Six Months Ended
	June 30,		July 1,	June 30,		July 1,
	2007		2006	2007		2006
Average U.S. dollar equivalent of one Swiss franc	0.818		0.807	0.814		0.789
% change vs. prior year		+1.4%			+3.2%

Average U.S. dollar equivalent of one euro	1.349		1.260	1.329		1.232
% change vs. prior year		+7.1%			+7.9%

	Three Months Ended			Six Months Ended
	June 30,		July 1,	June 30,		July 1,
	2007		2006	2007		2006
Average U.S. dollar equivalent of one British pound sterling	1.987		1.833	1.970		1.793
% change vs. prior year		+8.4%			+9.9%

Average Swiss franc equivalent of one euro	1.649		1.561	1.633		1.561
% change vs. prior year		+5.6%			+4.6%

Average Swiss franc equivalent of one British pound sterling	2.429		2.271	2.420		2.272
% change vs. prior year		+7.0%			+6.5%
Presentation of Results and Analysis
     The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1
	2007	2006	2007	2006
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	56.8	55.8	57.4	57.3

Gross profit	43.2	44.2	42.6	42.7
Selling, general and administrative	25.9	28.0	25.3	27.9
Research and development	1.3	1.6	1.3	1.7

Operating income	16.0	14.6	16.0	13.1
Interest expense, net	0.9	0.6	1.0	0.5

Income before income taxes	15.1	14.0	15.0	12.6
Income tax provision	4.1	4.9	4.3	4.4

Net income	11.0%	9.1%	10.7%	8.2%

     The following table sets forth our backlog at the end of the periods indicated:

	June 30, 2007	Dec. 30, 2006	July 1, 2006
Backlog (at June 30, 2007 foreign exchange rates, in thousands of dollars)	$54,412	$49,893	$40,944

     Total revenues increased by $10,805,000 or 29.4% in the second quarter of 2007 and by $25,575,000 or 37.1% in the first six months of 2007 compared to the same periods in 2006. We believe that these increases were primarily the result of generally stronger business conditions and increased spending on capital equipment by our customers in EMEA/Asia (including the recognition of approximately $5,000,000 in revenues in the first quarter of 2007 from the second of two large orders previously disclosed), contributions from the October 5, 2006 Premier and March 3, 2006 Gundlach acquisitions and, to a lesser degree, a $365,000 and $1,315,000 positive effect of a weaker U.S. dollar in the second quarter and first six months of 2007 versus the same periods in 2006 on the translation of the revenues of our foreign operations into U.S. dollars.
     Gross profit as a percentage of total revenues decreased to 43.2% in the second quarter of 2007 from 44.2% for the same period in 2006 and decreased to 42.6% in the first six months of 2007 from 42.7% for the same period last year. We believe that these decreases primarily reflected a change in the sales mix of the products and services that we sold within our two business lines. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in the size reduction business line generally carry a higher gross margin than sales of equipment within that line.
     Selling, general and administrative (“SG&A”) expense increased by $1,999,000 or 19.4% in the second quarter of 2007 and by $4,735,000 or 24.7% in the first six months of 2007 compared to the same periods in 2006. We believe that the increase in the second quarter of 2007 was primarily due to the inclusion of the Premier business that was acquired October 5, 2006, a higher employee bonus accrual, higher sales commissions related to increased revenues and the unfavorable effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars. The increase for the first six months of 2007 was primarily the result of these same items and also the inclusion in 2007 of six months of the Gundlach business acquired March 3, 2006 versus four months in 2006. As a percentage of revenues, SG&A decreased to 25.9% and 25.3% in the second quarter and first six months of 2007 versus 28.0% and 27.9% in the second quarter and first six months of 2006.
     Research and development (“R&D”) expense increased 3.9% in the second quarter and 2.5% for the first six months of 2007 compared to the same periods in 2006 due primarily to the effect of a weaker U.S. dollar in the second quarter and first six months of 2007 on the translation into U.S. dollars of our R&D expenses incurred in Switzerland.
     Interest expense, net of interest income, increased by $223,000 or 106.2% in the second quarter of 2007 and by $534,000 or 145.9% in the first six months of 2007 compared to the same periods in 2006. These increases were primarily due to the financing of the October 5, 2006 acquisition of Premier and, in the case of the six month comparison, also because of lower interest income in the first quarter of 2007, the effects of which were partially offset by the effect of lower debt levels, excluding the borrowings related to the Premier acquisition, in the second quarter and first six months of 2007 versus the same periods in 2006.
     Income before income taxes increased to $7,193,000 in the second quarter of 2007 and $14,168,000 in the first six months of 2007 compared to $5,146,000 and $8,686,000 for the same periods in 2006. The increases of $2,047,000 in the second quarter of 2007 and $5,482,000 for the first six months of 2007 were primarily the net result of the items discussed above.
     The income tax provisions for the second quarters of 2007 and 2006 were $1,940,000 and $1,790,000, and the overall effective tax rates were 27.0% and 34.8%. The income tax provisions for the first six months of 2007 and 2006 were $4,036,000 and $3,013,000, and the overall effective tax rates were 28.5% and 34.7%. The lower effective tax rates in 2007 versus 2006 were primarily due to a second quarter 2007 income tax benefit of approximately $410,000 from the finalization of a Swiss tax audit for the years 2004 and 2005 and to a higher proportion of earnings from EMEA/Asia in the second quarter and first six months of 2007, which are taxed at an overall lower rate than earnings in the United States.
     Our backlog at constant foreign exchange rates increased by $4,519,000 or 9.1% at the end of the second quarter of 2007 compared to the end of fiscal year 2006, from $49,893,000 to $54,412,000. Our backlog at constant foreign exchange rates increased by $13,468,000 or 32.9% at the end of the second quarter of 2007 compared to the end of the second quarter of 2006, from $40,944,000 to $54,412,000. These increases primarily reflected stronger demand for equipment in our process and size reduction business lines in the Americas as well as our acquisition of Premier in the fourth quarter of 2006. A significant part of our backlog at June 30, 2007 consisted of orders that were expected to be shipped within 120 days.
Liquidity and Capital Resources
Capitalization
     Our capitalization at the end of the second quarter of 2007 and at the end of fiscal years 2006 and 2005 is summarized below:

	June 30,	December 30,	December 31,
(Dollars in Thousands)	2007	2006	2005
Short-term debt, including current portion of long-term debt	$1,416	$404	$4,316
Long-term debt	26,565	34,364	12,675

Total debt	27,981	34,768	16,991
Shareholders’ equity	79,021	65,381	49,520

Total debt and shareholders’ equity	$107,002	$100,149	$66,511

(total capitalization)
Percent total debt to total capitalization	26%	35%	26%
Percent long-term debt to equity	34%	53%	26%
Percent total debt to equity	35%	53%	34%
     The weighted average annual interest rate on total debt at June 30, 2007 was 6.11%.
     Total debt decreased by $6,787,000 in the first six months of 2007 ($6,793,000 at constant foreign exchange rates). At June 30, 2007, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $26,700,000 of unused borrowing capacity under the Citizens Credit Facility and $8,712,000 of unused borrowing capacity under our foreign loan agreements.
Other Items
     At June 30, 2007, working capital was $35,938,000 compared to $28,962,000 at December 30, 2006, and the ratio of current assets to current liabilities at those dates was 1.91 and 1.77. In the first six months of 2007 and 2006, we utilized internally generated funds and our lines of credit to meet our working capital needs.

     Net cash provided by operating activities was $8,862,000 in the first six months of 2007 compared to $6,689,000 for the same period of 2006. This $2,173,000 increase in operating cash flow was primarily due to higher net income, a greater increase in accounts payable, a smaller increase in inventories and an increase in prepaid expenses and other current assets, partially offset by a larger increase in accounts receivable and a decrease in accrued expenses and other current liabilities, in each case when comparing changes in these categories of assets and liabilities for this year’s first six months versus last year’s first six months.
     Net cash used in investing activities for the first six months of 2007 was primarily for the Premier 338(h)(10) election, the purchase of certain assets of Wuxi Chenghao and capital additions, partially offset by a reduction of restricted cash associated with letters of credit and proceeds from the disposition of an asset, while net cash used in investing activities for the first six months of 2006 was primarily for the acquisition of Gundlach and capital additions.
     Net cash used in financing activities in the first six months of 2007 was for net reductions in debt, partially offset by the proceeds of stock option exercises and the tax benefit associated therewith. Net cash used in financing activities in the first six months of 2006 was primarily for net reductions in debt, partially offset by the proceeds from stock option exercises.
     Shareholders’ equity increased $13,640,000 in the first six months of 2007 compared to the end of fiscal year 2006, of which $10,132,000 was from net income, $1,905,000 was from the issuance of common stock pursuant to restricted stock grants and the exercise of stock options, $1,518,000 was from the tax benefit associated with such stock option exercises, $35,000 was from favorable changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars between the beginning and the end of the six-month period, and $50,000 was from an unrealized gain, net of taxes, attributable to two interest rate swaps.
Future Payments Under Contractual Obligations
     We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in our 2006 Form 10-K, except for a $6,700,000 reduction in the balance due in 2011 under the Citizens Credit Facility. Refer to Notes 8 and 15 to the consolidated financial statements in our 2006 Form 10-K for additional information on long-term debt and commitments and contingencies.
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
     As of June 30, 2007, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in our pre-tax income for the first six months of 2007 of approximately $825,000, or 6%. This hypothetical reduction on transactional exposures is based on the differences between the June 30, 2007 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within the accumulated other comprehensive income component of shareholders’ equity on our balance sheet. Using the above example, a hypothetical change in translation adjustments would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $4,959,000, or 6% of our June 30, 2007 shareholders’ equity of $79,021,000.
Interest Rate Risk
     We have credit facilities or loans that require us to pay interest at rates that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of interest rate swaps. As of June 30, 2007, we had total debt of $27,981,000, $4,460,000 of which was subject to fixed interest rates which ranged from 5.00% to 6.45%, $13,521,000 of which was subject to variable interest rates which ranged from 6.215% to 7.25% and $10,000,000 of which was variable rate debt subject to two interest rate swaps with fixed interest rates at 6.085% and 6.095%, subject to increase or decrease in the event of a change in the level of our ratio of funded debt to adjusted earnings before interest expense, tax expense and depreciation and amortization expenses at the end of the most recent measurement period, as described in the Citizens Credit Facility. A 100 basis point increase in interest rates on the $13,521,000 of variable rate debt would increase annual interest expense by approximately $135,000.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, since we acquired certain assets of Wuxi Chenghao Machinery Co., Ltd. on March 27, 2007 and transferred them to Wuxi K-Tron Colormax Machinery Co., Ltd., a newly-formed business, our ability to effectively apply our disclosure controls and procedures to Wuxi K-Tron Colormax Machinery Co., Ltd. is inherently limited by the short period of time that we have had to evaluate that operation since the acquisition.

Change in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Shareholders of the Company was held on May 11, 2007.

(b)	Not applicable

(c)	Shareholders of the Company were asked to vote on a proposal to elect one Class II director. The Board of Directors nominated Robert A. Engel as the Class II director. There were no other nominations. Mr. Engel was elected as the Class II director, with the result of the vote being as follows:

	Number of Votes
	For	Withheld
Robert A. Engel	2,409,286	82,578
Directors are elected by a plurality of the votes cast; therefore, votes cast in the election were not recorded against or as an abstention, nor were broker non-votes recorded.

(d)	Not applicable

Item 6.	Exhibits.
10.1	K-Tron International, Inc. 2006 Equity Compensation Plan, as amended on May 11, 2007**

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRON INTERNATIONAL, INC.
Date: August 7, 2007	By:	RONALD R. REMICK
Ronald R. Remick
Senior Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and principal financial officer of the Registrant)

	By:	ALAN R. SUKONECK
Alan R. Sukoneck
Vice President, Chief Accounting and Tax Officer (Duly authorized officer and principal accounting officer of the Registrant)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	K-Tron International, Inc. 2006 Equity Compensation Plan, as amended on May 11, 2007**

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit