Form 10-Q
period 2007-09-29
K TRON INTERNATIONAL INC
filed 2007-11-07
CIK 20

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The Registrant had 2,707,759 shares of Common Stock outstanding as of October 31, 2007.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Per Share Data)

	(Unaudited)
	September 29,	December 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,704	$14,038
Restricted cash	1,970	420
Accounts receivable, net of allowance for doubtful accounts of $1,053 and $852	29,684	23,364
Inventories, net	30,947	23,467
Costs and estimated earnings in excess of billings	2,875	—
Deferred income taxes	1,617	1,617
Prepaid expenses and other current assets	4,327	3,649

Total current assets	96,124	66,555

PROPERTY, PLANT AND EQUIPMENT, net	27,689	29,316
PATENTS, net	1,566	1,457
GOODWILL	27,230	24,094
OTHER INTANGIBLES, net	22,545	17,762
NOTES RECEIVABLE AND OTHER ASSETS	3,557	1,665
DEFERRED INCOME TAXES	192	147

Total assets	$178,903	$140,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,424	$404
Accounts payable	13,634	8,397
Accrued expenses and other current liabilities	14,463	11,618
Accrued commissions	3,744	3,009
Billings in excess of costs and estimated earnings	1,226	—
Customer advances	8,034	8,233
Income taxes payable	5,721	4,270
Deferred income taxes	1,662	1,662

Total current liabilities	49,908	37,593

LONG-TERM DEBT, net of current portion	39,464	34,364
DEFERRED INCOME TAXES	3,583	3,583
OTHER NON-CURRENT LIABILITIES	188	75
SERIES B JUNIOR PARTICIPATING PREFERRED SHARES, $.01 par value – authorized 50,000 shares; none issued	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value – authorized 950,000 shares; none issued	—	—
Common stock, $.01 par value – authorized 50,000,000 shares; issued 4,699,333 shares and 4,615,623 shares, respectively	47	46
Paid-in capital	23,825	20,319
Retained earnings	84,317	69,255
Accumulated other comprehensive income	5,085	3,275

	113,274	92,895
Treasury stock, 2,002,574 shares – at cost	(27,514)	(27,514)

Total shareholders’ equity	85,760	65,381

Total liabilities and shareholders’ equity	$178,903	$140,996

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
REVENUES:
Equipment and parts	$45,701	$32,720	$134,117	$97,334
Services and freight	2,471	2,166	8,413	6,427
Other	—	—	92	—

Total revenues	48,172	34,886	142,622	103,761

COST OF REVENUES:
Equipment and parts	25,955	18,957	75,035	54,369
Services and freight	2,102	2,010	7,276	6,057

Total cost of revenues	28,057	20,967	82,311	60,426

Gross profit	20,115	13,919	60,311	43,335

OPERATING EXPENSES:
Selling, general and administrative	12,080	9,027	36,006	28,218
Research and development	556	568	1,758	1,741

	12,636	9,595	37,764	29,959

Operating income	7,479	4,324	22,547	13,376

INTEREST (EXPENSE), net	(363)	(153)	(1,263)	(519)

Income before income taxes	7,116	4,171	21,284	12,857

INCOME TAX PROVISION	2,186	1,433	6,222	4,446

NET INCOME	4,930	2,738	15,062	8,411

RETAINED EARNINGS:
Beginning of period	79,387	62,056	69,255	56,383

End of period	$84,317	$64,794	$84,317	$64,794

EARNINGS PER SHARE:
Basic	$1.83	$1.05	$5.62	$3.24

Diluted	$1.72	$0.97	$5.28	$3.01

Weighted average common shares outstanding (basic)	2,696,000	2,612,000	2,681,000	2,595,000

Weighted average common and common equivalent shares outstanding (diluted)	2,872,000	2,820,000	2,854,000	2,793,000

See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$15,062	$8,411
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of asset	(92)	—
Depreciation and amortization	4,068	3,386
Non-cash compensation	323	257
Deferred income taxes	(45)	(89)
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	(181)	(520)
Inventories, net	(1,813)	(4,896)
Prepaid expenses and other current assets	(300)	(1,122)
Other assets	331	66
Accounts payable	2,633	1,944
Accrued expenses and other current liabilities	600	4,908

Net cash provided by operating activities	20,586	12,345

INVESTING ACTIVITIES:
Proceeds from disposition of asset	428	—
Businesses acquired, net of cash received	(17,101)	(7,116)
Capital expenditures	(1,564)	(1,992)
Restricted cash	(1,550)	(701)
Other	(30)	(39)

Net cash (used in) investing activities	(19,817)	(9,848)

FINANCING ACTIVITIES:
Net repayments under notes payable to banks	—	(804)
Proceeds from issuance of long-term debt	24,130	9,801
Principal payments on long-term debt	(18,021)	(14,399)
Tax benefit from stock option exercises	1,573	—
Net issuance cost	—	(63)
Proceeds from issuance of common stock	1,093	398

Net cash provided by (used in) financing activities	8,775	(5,067)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,122	395

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,666	(2,175)

CASH AND CASH EQUIVALENTS:
Beginning of period	14,038	15,051

End of period	$24,704	$12,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,500	$658
Income taxes	$4,157	$4,333

Seller financing for businesses acquired	$434	$3,000
See Notes to Consolidated Financial Statements

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. All references to the third quarter or first nine months of 2007 or 2006 mean the 13-week or 39-week period ended September 29, 2007 or September 30, 2006.

The unaudited financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2006 which was previously filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2007.

Certain reclassifications were made to the prior year’s consolidated financial statements to conform them to the current year presentation.

2.	Acquisition

On March 27, 2007, the Company purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China. The purchased assets were transferred from the seller to a newly-created Wholly Foreign-Owned Enterprise, which we established in connection with this transaction, that conducts its business under the name Wuxi K-Tron Colormax Machinery Co., Ltd. The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with Wuxi Chenghao’s owner, could be as much as approximately $3,500,000.

On September 14, 2007, the Company purchased all of the outstanding stock of Rader Companies, Inc. (“Rader”), and the financial results of Rader have been included in the Company’s consolidated financial statements since that date. The preliminary purchase price was $15,945,000, all of which was paid in cash, including a $2,300,000 escrow. The Company borrowed the full amount of the purchase price under its existing U.S. revolving credit facility (see Note 7 — Long-Term Debt). The purchase price is subject to an adjustment, which is expected to be finalized in the fourth quarter of 2007, based upon the change in Rader’s net working capital between January 1, 2007 and the September 14, 2007 closing date. The preliminary purchase price adjustment recorded as of September 29, 2007 was an increase to the purchase price of $1,423,000. At the sellers’ direction, $3,798,000 of the purchase price was delivered to Rader on the closing date to satisfy indebtedness owed to Rader by two other companies also owned by the sellers.

This cash, together with other cash of Rader, was then used to pay off all of Rader’s bank debt, which amounted to approximately $3,832,000.
Rader uses the proportional performance method of accounting for most of its fixed priced contracts.  Performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance.  Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provisions for estimated losses, if any, are made in the period such losses are determined.  Revenues recognized in excess of amounts billed are classified as current assets under “costs and estimated earnings in excess of billings.”  Amounts billed to customers in excess of revenues recognized to date are classified as current liabilities under “billings in excess of costs and estimated earnings.” Contracts entered into after the September 14, 2007 closing will be accounted for on the completed contract method instead of the proportional performance method of accounting.
The excess of the purchase price, including the preliminary working capital adjustment, over the carrying value of the identifiable net assets acquired was $7,654,000, which was allocated as follows:

	Useful Life	2007
		(in thousands)
Patents	10 years	$200
Goodwill	Indefinite	2,194
Customer relationships	10 years	2,600
Drawings	25 years	1,160
Tradenames	Indefinite	1,500

		$7,654

The purchase price of $15,945,000, after being reduced by the $2,300,000 escrow and increased by the $1,423,000 preliminary working capital adjustment, for an adjusted purchase price of $15,068,000, was allocated as follows:

2007
(in thousands)
Cash	$1,508
Accounts receivables, net	5,152
Inventories, net	5,092
Costs in excess of billings, net of billings in excess of costs	1,183
Other current assets	488
Property, plant and equipment	55
Patents	200
Goodwill	2,194
Customer relationships	2,600
Drawings	1,160
Tradenames	1,500
Accounts payable	(2,821)
Accrued expenses and other current liabilities	(3,243)

$15,068

Customer relationships, drawings and tradenames are included in other intangibles in the consolidated balance sheet.

The above allocations are based on a preliminary valuation of Rader’s assets and liabilities, which allocations may change when the final valuation is completed.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years and interim periods beginning after November 15, 2007. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 159.

4.	Inventories

Inventories consist of the following:

	September 29,	December 30,
	2007	2006
	(in thousands)
Components	$23,038	$18,697
Work-in-process	9,063	5,580
Finished goods	1,029	739
Inventory reserves	(2,183)	(1,549)

	$30,947	$23,467

5.	Intangible Assets

Intangible assets consist of the following:

	September 29, 2007		December 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Amortized intangible assets
Patents	$3,086	$1,520	$2,855	$1,398
Drawings	6,140	696	4,980	545
Customer relationships	11,198	807	8,598	481

	$20,424	$3,023	$16,433	$2,424

Unamortized intangible assets
Trademarks and tradenames	$6,710		$5,210

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of acquisition for patents) over the expected periods of benefit, which range from 10 to 50 years. The weighted average remaining life of the amortizable intangible assets is 26 years. The amortization expense of intangible assets for the nine-month periods ended September 29, 2007 and September 30, 2006 was $599,000 and $408,000.
Goodwill increased by $3,136,000 during the first nine months of 2007, with $1,095,000 of the increase being related to the purchase of certain assets of Wuxi Chenghao and $2,194,000 to the Rader acquisition, partially offset by a $153,000 tax gross-up refund from the shareholder of Premier Pneumatics, Inc. which was acquired on October 5, 2006.

6.	Accrued Warranty

The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales, based upon historical experience, on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the nine-month periods ended September 29, 2007 and September 30, 2006:

	Nine Months Ended
	September 29,	September 30,
	2007	2006
	(in thousands)
Beginning balance	$1,538	$989
Accrued warranty of acquired businesses	264	150
Accrual of warranty expense	1,404	1,212
Warranty costs incurred	(999)	(843)
Foreign exchange adjustment	27	21

Ending balance	$2,234	$1,529

7.	Long-Term Debt

Long-term debt consists of the following, with the annual interest rates shown being those in effect on September 29, 2007:

	September 29,	December 30,
	2007	2006
	(in thousands)
U.S. revolving line of credit	$36,250	$30,000
U.S. mortgage, interest at 6.45%	1,413	1,553
U.S. term note, interest at 5.00%	3,000	3,000
Other	225	215

	40,888	34,768
Less current portion	(1,424)	(404)

	$39,464	$34,364

All amounts borrowed under the U.S. revolving line of credit are due on September 29, 2011. As of September 29, 2007, interest on the $36,250,000 borrowed under that line of credit was payable at the following interest rates for the periods ending on the dates indicated:

			Expiration of
			Interest Rate
	Amount		Period		Per Annum Rate
One-month LIBOR*	$9,000,000	*	10/31/2007	*	6.011%*
Six-month LIBOR	4,250,000		11/30/2007		6.255%
Six-month LIBOR	4,000,000		1/31/2008		6.245%
Six-month LIBOR	5,000,000		3/31/2008		5.944%
Two-year interest rate swap	2,000,000		9/24/2009		5.605%
Three-year interest rate swap	2,000,000		10/13/2009		6.085%
Four-year interest rate swap	5,000,000		9/24/2010		5.665%
Three-year interest rate swap	5,000,000		10/13/2010		6.095%

	$36,250,000

*	As of October 31, 2007, the $9,000,000 borrowed at one-month LIBOR of 6.011% per annum was replaced by $2,000,000 at one-month LIBOR of 5.668% per annum through November 30, 2007, $1,500,000 at six-month LIBOR of 5.707% per annum through April 30, 2008, $2,500,000 at prime minus 1% per annum (currently 6.5%) and a two-year interest rate swap on $3,000,000 at 5.385% per annum which expires on October 31, 2009.
8.	Earnings Per Share

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

The Company’s Basic and Diluted Earnings Per Share are calculated as follows:

	For the Three Months Ended September 29, 2007
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$4,930	2,696	$1.83
Common share equivalent of outstanding options	—	176	(0.11)

Diluted	$4,930	2,872	$1.72

	For the Three Months Ended September 30, 2006
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$2,738	2,612	$1.05

Common share equivalent of outstanding options	—	208	(0.08)

Diluted	$2,738	2,820	$0.97

	For the Nine Months Ended September 29, 2007
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$15,062	2,681	$5.62

Common share equivalent of outstanding options	—	173	(0.34)

Diluted	$15,062	2,854	$5.28

	For the Nine Months Ended September 30, 2006
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$8,411	2,595	$3.24

Common share equivalent of outstanding options	—	198	(0.23)

Diluted	$8,411	2,793	$3.01

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

There was no cost for stock option compensation for the first nine months of 2007. The pre-tax cost for stock option compensation was approximately $62,000 ($38,000 after tax) for the first nine months of 2006.

As of September 29, 2007, the Company did not have any prospective cost of stock option compensation to be expensed.

The Company issued 9,000 shares of restricted common stock in May of each of 2007 and 2006, with each grant vesting on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at the date of grant, which was $93.50 per share in 2007 and $51.50 per share in 2006.

There were no stock options granted in 2006 or in the first nine months of 2007.

10.	Comprehensive Income

Comprehensive income is the total of net income, the changes (net of tax) in the unrealized gain or loss on a foreign exchange hedge and on interest rate swaps and the change in foreign currency translation adjustments, which were the Company’s only non-owner changes in equity in the first nine months of 2007 and 2006. For the three and nine-month periods ended September 29, 2007 and September 30, 2006, the following table sets forth the Company’s comprehensive income:

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$4,930	$2,738	$15,062	$8,411
Unrealized (loss) on foreign exchange hedge, net of tax	—	(79)	—	(193)
Termination of interest rate swap, net of tax	—	(46)	—	(52)
Unrealized (loss) on interest rate swaps, net of tax	(118)	—	(68)	—
Foreign currency translation gain (loss)	1,843	(503)	1,878	1,185

Comprehensive income	$6,655	$2,110	$16,872	$9,351

11.	Management Geographic Information

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. SFAS No. 131 introduced a model for segment reporting called the management approach. The management approach is based on the way that the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company is engaged in one business segment – material handling equipment and systems. The Company operates in two primary geographic locations – North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”).

For the three and nine-month periods ended September 29, 2007 and September 30, 2006, the following table sets forth the Company’s geographic information:

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
		(in thousands)
THREE MONTHS ENDED
September 29, 2007
Revenues
Sales to unaffiliated customers	$32,472	$15,700	$—	$48,172
Sales to affiliates	1,010	1,280	(2,290)	—

Total sales	$33,482	$16,980	$(2,290)	$48,172

Operating income (loss)	$4,761	$2,734	$(16)	$7,479

Interest (expense), net				(363)

Income before income taxes				$7,116

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED
September 30, 2006
Revenues
Sales to unaffiliated customers	$23,767	$11,119	$—	$34,886
Sales to affiliates	966	756	(1,722)	—

Total sales	$24,733	$11,875	$(1,722)	$34,886

Operating income	$3,548	$772	$4	$4,324

Interest (expense), net				(153)

Income before income taxes				$4,171

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
NINE MONTHS ENDED
September 29, 2007
Revenues
Sales to unaffiliated customers	$92,569	$50,053	$—	$142,622
Sales to affiliates	3,315	3,808	(7,123)	—

Total sales	$95,884	$53,861	$(7,123)	$142,622

Operating income (loss)	$12,853	$9,732	$(38)	$22,547

Interest (expense), net				(1,263)

Income before income taxes				$21,284

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
NINE MONTHS ENDED
September 30, 2006
Revenues
Sales to unaffiliated customers	$69,213	$34,548	$—	$103,761
Sales to affiliates	2,438	2,392	(4,830)	—

Total sales	$71,651	$36,940	$(4,830)	$103,761

Operating income (loss)	$10,776	$2,636	$(36)	$13,376

Interest (expense), net				(519)

Income before income taxes				$12,857

For the three and nine-month periods ended September 29, 2007 and September 30, 2006, the following table sets forth revenues from external customers:

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
	(in thousands)
Americas
U.S.	$28,220	$17,782	$75,613	$55,592
All others	4,252	5,985	16,956	13,621

Total	32,472	23,767	92,569	69,213

EMEA/Asia
China	3,447	695	5,986	2,312
Germany	2,900	2,135	8,390	6,447
Netherlands	311	308	6,893	905
South Korea	414	1,149	2,195	2,252
United Kingdom	2,080	1,713	7,246	4,820
All others	6,548	5,119	19,343	17,812

Total	15,700	11,119	50,053	34,548

	$48,172	$34,886	$142,622	$103,761

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     On October 5, 2006, we purchased all of the outstanding stock of Premier Pneumatics, Inc. (“Premier”). The preliminary purchase price was $27,565,000, all of which was paid in cash, including a $2,000,000 escrow. The final purchase price of $27,453,000 included a $112,000 adjustment paid to us based on Premier’s net working capital as of the closing date. In February 2007, we also made a preliminary payment of $1,567,000 to the seller in connection with our Internal Revenue Code section 338(h)(10) election (“Premier 338(h)(10) election”) with respect to this acquisition. The amount owed to the seller under the Premier 338(h)(10) election was finalized in April 2007 and reduced by $153,000 to $1,414,000, and the seller returned $153,000 to us. We financed the purchase price and related costs of the Premier acquisition under a five-year, $50,000,000 unsecured credit facility entered into on September 29, 2006 between Citizens Bank of Pennsylvania and us and our U.S. subsidiaries (the “Citizens Credit Facility”). The Premier operation is part of our process business line.
     On March 27, 2007, we purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China. The purchased assets were transferred from the seller to a newly-created Wholly Foreign-Owned Enterprise, which we established in connection with this transaction, that conducts its business under the name Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”). The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with Wuxi Chenghao’s owner, could be as much as approximately $3,500,000. The Wuxi K-Tron Colormax operation is part of our process business line.
     On September 14, 2007, we purchased all of the outstanding stock of Rader Companies, Inc. (“Rader”). The preliminary purchase price was $15,945,000, all of which was paid in cash, including a $2,300,000 escrow. We borrowed the full amount of the purchase price under the Citizens Credit Facility. The purchase price is subject to an adjustment, which is expected to be finalized in the fourth quarter of 2007, based upon the change in Rader’s net working capital between January 1, 2007 and the September 14, 2007 closing date. The preliminary adjustment recorded as of September 29, 2007 was an increase to the purchase price of $1,423,000. At the sellers’ direction, $3,798,000 of the purchase price was delivered to Rader on the closing date to satisfy indebtedness owed to Rader by two other companies also owned by the sellers. This cash, together with other cash of Rader, was then used to pay off all of Rader’s bank debt, which amounted to approximately $3,832,000.
     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the third quarter or first nine months of 2007 or 2006 mean the 13-week or 39-week period ended September 29, 2007 or September 30, 2006.
Critical Accounting Assumptions, Estimates and Policies; Recent Accounting Pronouncements
     This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2006 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the fiscal year ended December 30, 2006 which was previously filed with the Securities and Exchange Commission on March 9, 2007 (our “2006 Form 10-K”). The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those based on such assumptions and estimates.
     Our critical accounting policies are described in Management’s Discussion and Analysis included in our 2006 Form 10-K. There have been no changes in these accounting policies.
     Our significant accounting policies are described in Note 2 to our 2006 consolidated financial statements contained in our 2006 Form 10-K. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2006 consolidated financial statements and also in Note 3 to our consolidated financial statements contained in this quarterly report on Form 10-Q. We did not adopt any accounting policy in the first nine months of 2007 that had a material impact on our consolidated financial statements.
Results of Operations
Overview
     For the third quarter and first nine months of 2007, we reported revenues of $48,172,000 and $142,622,000 and net income of $4,930,000 and $15,062,000, compared to revenues of $34,886,000 and $103,761,000 and net income of $2,738,000 and $8,411,000 for the same periods in 2006. We believe that the increases in our revenues and net income in the third quarter and first nine months of 2007 compared to the same periods in 2006 were primarily the result of generally stronger business conditions and increased capital spending by our process business line customers in EMEA/Asia (including the recognition of approximately $5,000,000 in revenues in the first quarter of 2007 from the second of two large orders previously disclosed), contributions from the October 5, 2006 Premier and March 3, 2006 Gundlach acquisitions and, to a lesser degree, the inclusion of Rader for the last two weeks of the third quarter of 2007 and the positive effect of a weaker U.S. dollar in the third quarter and first nine months of 2007 versus the same periods in 2006 on the translation of the revenues and profits of our foreign operations into U.S. dollars. Our effective tax rates for the third quarter and first nine months of 2007 were 30.7% and 29.2%, down from 34.4% and 34.6% in the same periods of 2006. The decrease for the first nine months of 2007 was primarily due to a second quarter 2007 income tax benefit of approximately $410,000 from the finalization of a Swiss tax audit for the years 2004 and 2005 and to a higher proportion of earnings from EMEA/Asia, which earnings are taxed at an overall lower rate than earnings in the United States. The decrease in the tax rate for the third quarter of 2007 versus the third quarter of 2006 was primarily due to a higher proportion of earnings from EMEA/Asia.
Foreign Exchange Rates
     We are an international company, and we derived approximately 35.1% and 33.3% of our revenues for the first nine months of 2007 and 2006 from products manufactured in, and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates, also referred to as foreign exchange rates, which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.
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
     For the third quarter and first nine months of 2007 and 2006, the changes in certain key foreign exchange rates affecting us were as follows:

	Three Months Ended			Nine Months Ended
	Sept. 29,		Sept. 30,	Sept. 29,		Sept. 30,
	2007		2006	2007		2006
Average U.S. dollar equivalent of one Swiss franc	0.836		0.809	0.821		0.796
% change vs. prior year		+3.3%			+3.1%

Average U.S. dollar equivalent of one euro	1.378		1.276	1.346		1.247
% change vs. prior year		+8.0%			+7.9%

Average U.S. dollar equivalent of one British pound sterling	2.024		1.879	1.988		1.822
% change vs. prior year		+7.7%			+9.1%

Average Swiss franc equivalent of one euro	1.648		1.577	1.639		1.567
% change vs. prior year		+4.5%			+4.6%

Average Swiss franc equivalent of one British pound sterling	2.421		2.323	2.421		2.289
% change vs. prior year		+4.2%			+5.8%
Presentation of Results and Analysis
     The following table sets forth our results of operations, expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.2	60.1	57.7	58.2

Gross profit	41.8	39.9	42.3	41.8
Selling, general and administrative	25.1	25.9	25.3	27.2
Research and development	1.2	1.6	1.2	1.7

Operating income	15.5	12.4	15.8	12.9
Interest expense, net	0.8	0.4	0.9	0.5

Income before income taxes	14.7	12.0	14.9	12.4
Income tax provision	4.5	4.2	4.3	4.3

Net income	10.2%	7.8%	10.6%	8.1%

     The following table sets forth our backlog at the dates indicated:

	Sept. 29, 2007	Dec. 30, 2006	Sept. 30, 2006
Backlog (at September 29, 2007 foreign exchange rates, in thousands of dollars)	$62,530	$50,855	$44,081

     Total revenues increased by $13,286,000 or 38.1% in the third quarter of 2007 and by $38,861,000 or 37.5% in the first nine months of 2007 compared to the same periods in 2006. We believe that these increases were primarily the result of generally stronger business conditions and increased spending on capital equipment by our process business line customers in EMEA/Asia (including the recognition of approximately $5,000,000 in revenues in the first quarter of 2007 from the second of two large orders previously disclosed), contributions from the October 5, 2006 Premier and March 3, 2006 Gundlach acquisitions and, to a lesser degree, the inclusion of Rader for the last two weeks of the third quarter of 2007 and a $582,000 and $1,897,000 positive effect of a weaker U.S. dollar in the third quarter and first nine months of 2007 versus the same periods in 2006 on the translation of the revenues of our foreign operations into U.S. dollars.
     Gross profit as a percentage of total revenues increased to 41.8% in the third quarter of 2007 from 39.9% for the same period in 2006 and increased to 42.3% in the first nine months of 2007 from 41.8% for the same period last year. We believe that these increases primarily reflect a change in the sales mix of the products and services that we sold within our two business lines during these periods. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in the size reduction business line generally carry a higher gross margin than sales of equipment within that line.
     Selling, general and administrative (“SG&A”) expense increased by $3,053,000 or 33.8% in the third quarter of 2007 and by $7,788,000 or 27.6% in the first nine months of 2007 compared to the same periods in 2006. We believe that the increase in the third quarter of 2007 was primarily due to the inclusion of the operations of Premier that was acquired October 5, 2006, higher sales commissions related to increased revenues, a higher employee bonus accrual, the unfavorable effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars and, to a lesser degree, the inclusion of the operations of Rader for the last two weeks of the third quarter of 2007. We believe that the SG&A increase for the first nine months of 2007 versus 2006 was primarily the result of these same factors and also the inclusion in 2007 of nine months of the operations of Gundlach that was acquired March 3, 2006 versus seven months in 2006. As a percentage of revenues, SG&A decreased to 25.1% and 25.3% in the third quarter and first nine months of 2007 versus 25.9% and 27.2% in the third quarter and first nine months of 2006.
     Research and development (“R&D”) expense decreased 2.1% in the third quarter and 1.0% in the first nine months of 2007 compared to the same periods in 2006 due primarily to lower prototype costs, partially offset by the effect of a weaker U.S. dollar in the third quarter and first nine months of 2007 on the translation into U.S. dollars of our R&D expenses incurred in Switzerland.
     Interest expense, net of interest income, increased by $210,000 or 137.3% in the third quarter of 2007 and by $744,000 or 143.3% in the first nine months of 2007 compared to the same periods in 2006. These increases were primarily due to the financing of the October 5, 2006 acquisition of Premier and the September 14, 2007 acquisition of Rader and, in the case of the nine month comparison, also because of lower interest income in the first quarter of 2007, partially offset by the effect of lower debt levels, excluding the borrowings related to the Premier and Rader acquisitions, in the third quarter and first nine months of 2007 versus the same periods in 2006.
     Income before income taxes increased to $7,116,000 in the third quarter of 2007 and $21,284,000 in the first nine months of 2007 compared to $4,171,000 and $12,857,000 for the same periods in 2006. The increases of $2,945,000 in the third quarter of 2007 and $8,427,000 in the first nine months of 2007 were primarily the net result of the items discussed above.
     The income tax provisions for the third quarters of 2007 and 2006 were $2,186,000 and $1,433,000 and the overall effective tax rates were 30.7% and 34.4%. The income tax provisions for the first nine months of 2007 and 2006 were $6,222,000 and $4,446,000, and the overall effective tax rates were 29.2% and 34.6%. The lower effective tax rates in 2007 versus 2006 were primarily due to a second quarter 2007 income tax benefit of approximately $410,000 from the finalization of a Swiss tax audit for the years 2004 and 2005 and to a higher proportion of earnings from EMEA/Asia in the third quarter and first nine months of 2007, which are taxed at an overall lower rate than earnings in the United States.
     Our backlog at constant foreign exchange rates increased by $11,675,000 or 23.0% at the end of the third quarter of 2007 compared to the end of fiscal year 2006, from $50,855,000 to $62,530,000. Our backlog at constant foreign exchange rates increased by $18,449,000 or 41.9% at the end of the third quarter of 2007 compared to the end of the third quarter of 2006, from $44,081,000 to $62,530,000. These increases primarily reflected stronger demand for equipment in both our process and size reduction business lines as well as our acquisition of Rader in the third quarter of 2007 and, in the case of the third quarter-end comparison, also the acquisition of Premier in the fourth quarter of 2006. A significant part of our backlog at September 29, 2007 consisted of orders that were expected to be shipped within 120 days.
Liquidity and Capital Resources
Capitalization
     Our capitalization at the end of the third quarter of 2007 and at the end of fiscal years 2006 and 2005 is summarized below:

	September 29,	December 30,	December 31,
(Dollars in Thousands)	2007	2006	2005
Short-term debt, including current portion of long-term debt	$1,424	$404	$4,316
Long-term debt	39,464	34,364	12,675

Total debt	40,888	34,768	16,991
Shareholders’ equity	85,760	65,381	49,520

Total debt and shareholders’ equity (total capitalization)	$126,648	$100,149	$66,511

Percent total debt to total capitalization	32%	35%	26%
Percent long-term debt to equity	46%	53%	26%
Percent total debt to equity	48%	53%	34%

     The weighted average annual interest rate on total debt at September 29, 2007 was 5.99%.
     Total debt increased by $6,120,000 in the first nine months of 2007 ($6,109,000 at constant foreign exchange rates). At September 29, 2007, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $13,750,000 of unused borrowing capacity under the Citizens Credit Facility and $9,067,000 of unused borrowing capacity under our foreign loan agreements.
Other Items
     At September 29, 2007, working capital was $46,216,000 compared to $28,962,000 at December 30, 2006, and the ratio of current assets to current liabilities at those dates was 1.93 and 1.77. In the first nine months of 2007 and 2006, we utilized internally generated funds and our lines of credit to meet our working capital needs.
     Net cash provided by operating activities was $20,586,000 in the first nine months of 2007 compared to $12,345,000 for the same period of 2006. This $8,241,000 increase in operating cash flow was primarily due to higher net income, an increase in depreciation and amortization, a smaller increase in inventories and prepaid expenses and other current assets and a greater increase in accounts payable, partially offset by a smaller increase in accrued expenses and other current liabilities, in each case when comparing changes in these categories of assets and liabilities for this year’s first nine months versus last year’s first nine months.
     Net cash used in investing activities for the first nine months of 2007 was primarily for the Rader acquisition, the Premier 338(h)(10) election, capital additions and the purchase of certain assets of Wuxi Chenghao, partially offset by a reduction of restricted cash associated with the collateralization of letters of credit and proceeds from the disposition of an asset, while net cash used in investing activities for the first nine months of 2006 was primarily for the acquisition of Gundlach and capital additions.
     Net cash provided by financing activities in the first nine months of 2007 was from borrowings for the Rader acquisition and the proceeds of stock option exercises and the tax benefit associated therewith, partially offset by principal payments on the Company’s debt. Net cash used in financing activities in the first nine months of 2006 was primarily for principal payments on debt, partially offset by the proceeds from stock option exercises and the tax benefit associated therewith.
     Shareholders’ equity increased $20,379,000 in the first nine months of 2007, of which $15,062,000 was from net income, $1,934,000 was from the issuance of common stock pursuant to restricted stock grants and the exercise of stock options, $1,573,000 was from the tax benefit associated with such stock option exercises, and $1,878,000 was from favorable changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars between the beginning and the end of the nine-month period, partially offset by $68,000 from an unrealized loss, net of taxes, attributable to two interest rate swaps.
Future Payments Under Contractual Obligations
     We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual

Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in our 2006 Form 10-K, except for a $6,250,000 increase in the principal amount due in 2011 under the Citizens Credit Facility. Refer to Notes 8 and 15 to the consolidated financial statements in our 2006 Form 10-K for additional information on long-term debt and commitments and contingencies.
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
     As of September 29, 2007, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in our pre-tax income for the first nine months of 2007 of approximately $245,000, or 1%. This hypothetical reduction on transactional exposures is based on the differences between the September 29, 2007 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within the accumulated other comprehensive income component of shareholders’ equity on our balance sheet. Using the above example, a hypothetical change in translation adjustments would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $3,587,000, or 4.2% of our September 29, 2007 shareholders’ equity of $85,760,000.
Interest Rate Risk
     We have credit facilities or loans that require us to pay interest at rates that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of interest rate swaps. As of September 29, 2007, we had total debt of $40,888,000, $4,413,000 of which was subject to fixed interest rates which ranged from 5.00% to 6.45%, $22,475,000 of which was subject to variable interest rates which ranged from 5.944% to 6.255% and $14,000,000 of which was variable rate debt subject to four interest rate swaps with fixed interest rates which ranged from 5.605% to 6.095%, subject to increase or decrease in the event of a change in the level of our ratio of funded debt to adjusted earnings before interest expense, tax expense and depreciation and amortization expenses at the end of the most recent measurement period, as described in the Citizens Credit Facility. A 100 basis point increase in interest rates on the $22,475,000 of variable rate debt would increase annual interest expense by approximately $225,000.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, since we acquired certain assets of Wuxi Chenghao Machinery Co., Ltd. on March 27, 2007 and transferred them to Wuxi K-Tron Colormax Machinery Co., Ltd., a newly-formed business, our ability to effectively apply our disclosure controls and procedures to Wuxi K-Tron Colormax Machinery Co., Ltd. is inherently limited by the short period of time that we have had to evaluate that operation since the acquisition. Also, since we acquired Rader Companies, Inc. on September 14, 2007, our ability to effectively apply our disclosure controls and procedures to that acquired business is inherently limited by the short period of time that we have had to evaluate its operations.
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

K-TRON INTERNATIONAL, INC.
Date: November 7, 2007	By:	RONALD R. REMICK
Ronald R. Remick
Senior Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and principal financial officer of the Registrant)

	By:	ALAN R. SUKONECK
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