Form 10-K
period 2007-12-29
K TRON INTERNATIONAL INC
filed 2008-03-12
CIK 20

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-9576

K-TRON INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-1759452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Routes 55 and 553 P.O. Box 888 Pitman, New Jersey (Address of principal executive offices)	08071-0888 (Zip Code)

Registrant’s telephone number, including area code:
(856) 589-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes  ☐     No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (hereafter, the “Exchange Act”). Yes  ☐     No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

As of June 30, 2007, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $239,763,648. Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the NASDAQ Global Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any shareholders (other than directors and executive officers) owning more than ten percent of the Registrant’s Common Stock. In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock.

As of March 3, 2008, there were 2,720,413 shares of the Registrant’s Common Stock outstanding.

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

General

K-Tron International, Inc. is a New Jersey corporation founded in 1964, and our Common Stock trades on the NASDAQ Global Select Market under the symbol KTII. We are engaged in one principal business segment, which is material handling equipment and systems, and our operations are conducted largely through subsidiary companies. We have manufacturing facilities in the United States, Switzerland, the United Kingdom and the People’s Republic of China, and our equipment is sold and serviced throughout the world.

We serve the bulk solids material handling markets through two separate business lines (“business lines”). These two business lines focus primarily on feeding and pneumatic conveying equipment (our “Process Group”) and on size reduction equipment, conveying systems and screening equipment (our “Size Reduction Group”). Our material handling equipment is used in a wide variety of manufacturing and other industrial processes, particularly in the plastics, food, chemical, pharmaceutical, power generation, coal mining, and pulp and paper and wood and forest products industries. We design, produce, market and service this equipment, and we sell it both on a stand-alone basis and as part of larger systems that we design and sell. Replacement parts are an important aspect of all of our businesses, and they comprise a majority of the sales of our Size Reduction Group.

On March 27, 2007, we purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China (“China”), which assets became part of our Process Group. On September 14, 2007, we purchased all of the outstanding stock of Rader Companies, Inc., which company became part of our Size Reduction Group.

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

Process Group

Our Process Group designs, produces, markets, sells and services both feeders and pneumatic conveying equipment, and it markets and sells this equipment under two main brands: K-Tron Feeders and Premier Pneumatics. We also design, produce, market and sell a separate line of feeders and ancillary equipment for the domestic market in China under a new brand, K-Tron Colormax.

On October 5, 2006, we significantly expanded the scope of our pneumatic conveying business by acquiring Premier Pneumatics, Inc. (“Premier”) of Salina, Kansas, a leading manufacturer of pneumatic conveying components and systems for the U.S. market. Following this acquisition, our K-Tron PCS and K-Tron Colormax pneumatic conveying brands became product names within our Premier Pneumatics brand, known as Premier PCS and Premier Colormax.

Our feeding equipment, which is sold under the K-Tron Feeders brand, controls the flow of materials into a manufacturing process by weight (known as gravimetric feeding) or by volume (known as volumetric feeding) and is used in many different industries, including the plastics compounding, food, chemical and pharmaceutical industries. This feeding equipment is sold throughout the world by 88 independent sales representatives with exclusive territories, by Company-owned sales companies in France, Germany, the United Kingdom and Singapore and directly from the factory in other locations which are not covered by either of these distribution channels. Our

Process Group markets and sells both stand-alone feeders and engineered systems where one or more feeders are combined with other complementary material handling equipment.

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

Following the acquisition of Premier, our Process Group established a single distribution network of independent sales representatives to sell our K-Tron Feeders brand and Premier Pneumatics brand feeding and pneumatic conveying equipment in the North American market, consisting primarily of reps who had previously represented either K-Tron’s feeding equipment or Premier’s pneumatic conveying equipment, and most of our feeding and pneumatic conveying equipment is sold in North America through that network. We also sell our Premier PCS and Premier Colormax products outside of North America through many of the channels used for our K-Tron Feeders brand as well as through separate distribution channels used exclusively for these products.

We have contracts with our independent sales representatives which provide for specific commissions, or in situations where a rep is acting as a distributor, net transaction prices, depending on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost and our distributor may receive a lower transaction price from us. Revenue is recorded after subtracting what, if any, discount or lower transaction price applies.

Process Equipment: K-Tron Feeders Brand

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

All of our K-Tron Feeders brand equipment models have been developed by our own internal research and development group.

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

Manufacturing.  Our Process Group produces a number of feeder designs which are then adapted to meet a customer’s particular specifications. Customization generally is limited to combining standard mechanical and electrical modules to meet the process and regulatory requirements of the customer. Our primary manufacturing activities consist of the assembly and final testing of feeders and related equipment. We assemble a number of components used in our feeder products that are manufactured by others to our specifications. These outsourced components include sheet metal parts, feeder screws, castings, electric motors and electronic assemblies. We also manufacture the vibrating wire load cells that are used in our gravimetric feeders. Our K-Tron Feeders brand feeding equipment and systems are assembled and tested at our facilities in Pitman, New Jersey and Niederlenz, Switzerland.

Competition.  Based in part on independent market studies, we believe that our Process Group is the leading worldwide producer of feeders and related equipment for the handling of bulk solids in manufacturing processes, and we believe that we have reached this position primarily because of our use of digital control technology and digital weighing technology, our development of mechanical design improvements to our products and our extensive knowledge of material handling applications. We also rely on our global service network, our quality reputation and our many years of experience in serving the needs of our large customer base to maintain a competitive advantage. Strong competition exists in nearly every major geographic and industrial market that we serve. Competitors range in size from a significant, privately-held corporation with a broad line of products to smaller companies with a global presence and regional firms that often specialize in a limited range of products.

Process Equipment: Premier Pneumatics Brand

Conveying Equipment.  Our Process Group markets a full line of pneumatic conveying equipment, including components such as loaders, blower packages, diverter valves, rotary valves, in-line filters and other ancillary equipment. These products, which are marketed under the Premier Pneumatics brand, are offered in a number of different designs, sizes and finishes to meet the requirements of a given material handling application and to assure compliance with applicable industry codes and specifications. Products are sold stand-alone to customers and resellers who then install them in one of their systems, or as part of customer and application-specific engineered systems that we design. Our pneumatic conveying systems convey material by positive pressure where the material is blown to a storage vessel, or by negative pressure where the material is transferred by vacuum to a storage vessel. Among the applications for engineered systems are railcar and truck unloading systems, where high volumes of bulk solids are typically moved by positive pressure from railcars or trucks to intermediate storage containers, and intermediate storage-to-production line transfer systems, where bulk solids are typically transported by vacuum at lower volumes.

Our Process Group markets pneumatic conveying systems under the Premier Pneumatics brand to a number of different markets and industries, including many of the ones that we serve with our feeding equipment. The Premier Colormax name is used for pneumatic conveying equipment and BSP feeders sold primarily to the plastics injection molding industry. The Premier PCS name is used for pneumatic conveying equipment sold to customers primarily in the food and pharmaceutical industries where stainless steel and high-grade finishes are specified by the customer or are regulatory requirements.

Manufacturing.  Our pneumatic conveying equipment manufacturing activities consist of machining and welding raw materials and castings into machined parts, and assembling these parts together with components purchased from outside suppliers into loaders, rotary valves, diverter valves and other related equipment. We produce a number of standard pneumatic conveying and related products that are then adapted to meet a customer’s particular specifications. Customization generally is limited to combining standard mechanical and electrical modules to meet the process and regulatory requirements of the customer. Our pneumatic conveying equipment and systems are assembled and tested at our facilities in Salina, Kansas, Pitman, New Jersey, Stockport, England and Niederlenz, Switzerland.

Competition.  Strong competition with respect to pneumatic conveying equipment exists in every major geographic and industrial market that we serve. Competitors range in size from larger companies with national or international markets and a broad line of products to smaller companies serving a regional market or specializing in a limited range of products or applications. Many of our competitors are privately held. We believe that we are one of the leading suppliers of pneumatic conveying equipment and systems to the plastics, chemical and food industries in the United States, and to the food and pharmaceutical industries in the United Kingdom.

Process Equipment: Service and Parts

Our Process Group has a global service network that enables us to respond to customer calls with respect to our K-Tron Feeders brand and Premier Pneumatics brand feeding and pneumatic conveying equipment within 24 hours almost anywhere in the world. We also sell parts to our customers, and our service and parts business associated with our sales of this equipment is an important source of revenue for us. In addition to equipment, service and parts, we offer training to our customers, sales representatives and employees with respect to our K-Tron Feeders brand and Premier Pneumatics brand feeding and pneumatic conveying equipment at our K-Tron Institute, which is based at our facilities in Pitman, New Jersey and Niederlenz, Switzerland, and through courses offered by the Institute in other locations, including at customer sites.

Process Equipment: K-Tron Colormax Brand

On March 27, 2007, we expanded the scope of our process business line with the purchase of certain assets of Wuxi Chenghao, a privately-owned company in China and a manufacturer of volumetric and gravimetric feeders, pelletizers, screen changers and other equipment used by that country’s domestic plastics manufacturing and injection molding industries. These assets were acquired by a newly-formed Wholly Foreign-Owned Entity named Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”).

Following our formation of Wuxi K-Tron Colormax and the related asset purchase, we created a new brand of feeders under the K-Tron Colormax name. This new brand is targeted at the domestic plastics compounding and injection molding markets in China. Most of the products sold under this new brand are designed and manufactured at Wuxi K-Tron Colormax, which has a manufacturing facility in Wuxi, China. K-Tron Colormax brand products are marketed to end users and resellers in China by salespeople employed by Wuxi K-Tron Colormax, and the products, unlike our K-Tron Feeders brand products, are sold in Chinese currency.

Feeders produced under our K-Tron Colormax brand, unlike for our K-Tron Feeders brand, use third-party strain gauge load cells for weighing. They also use a lower-cost controller specifically developed by our Process Group’s research and development group for gravimetric feeding in the China domestic market. We believe that feeders produced using this more economical construction of weighing and control technologies meet the accuracy requirements of this market. To the extent that greater accuracy is required, we sell our K-Tron Feeders brand equipment in China through resellers, such as engineering firms that are based in Europe and the United States, and through independent sales representatives in China, none of whom represent the K-Tron Colormax brand.

K-Tron Electronics

K-Tron Electronics, which is part of our Process Group, designs, produces and tests electronic assemblies for use by us in our Pitman, New Jersey, Niederlenz, Switzerland and Wuxi, China manufacturing facilities and also to sell to third parties, generally focusing on small production runs for customers in New Jersey, eastern Pennsylvania and Delaware. Its facilities, which are located in Pitman, New Jersey, provide both automated surface mount and through-hole assembly capabilities, as well as testing equipment. The regional market for electronic assemblies is large, and K-Tron Electronics is one of many suppliers to this market.

Size Reduction Group

Our Size Reduction Group consists of our U.S.-based Pennsylvania Crusher Corporation (“Penn Crusher”), Jeffrey Specialty Equipment Corporation (“Jeffrey”), Gundlach Equipment Corporation (“Gundlach”) and, as of September 14, 2007, Rader Companies, Inc. and its Canadian and Swedish sales subsidiaries (“Rader”). All of these companies design, manufacture, market and sell size reduction equipment, such as hammermills, wood hogs and double roll crushers. This equipment is used to resize various materials to a given smaller size, and the principal industries served are the power generation, coal and minerals mining, pulp and paper and wood and forest products industries. Rader also provides the pulp and paper and biomass energy generation industries with screening equipment, conveying systems and other products, and it sells a feeder/delumper used by petrochemical companies in the production of polyethylene and polypropylene.

Penn Crusher Equipment.  Penn Crusher manufactures size reduction and related equipment for the power generation industry to crush coal before it is used as fuel in the steam furnaces of coal-fired power plants, and it also serves other industries such as mining, quarrying and glass making. Penn Crusher sells its equipment and services worldwide through 44 independent sales representatives, with a primary focus on the United States. We have contracts with our independent sales representatives which provide for specific commission rates to be paid to the representative based on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost. Revenue is recorded after subtracting what, if any, discount applies.

The crushers most commonly sold by Penn Crusher are hammermills, in which the material is broken by impact from hammers and then scrubbed against a screen for desired size. Penn Crusher manufactures a number of different hammermill designs, such as granulators, that use rows of ring hammers to crush with a slow, positive rolling action, and other crushers such as Bradford breakers, in which the material is crushed by gravity impact only. Penn Crusher also manufactures its Mountaineertm Sizer which is used for primary or secondary crushing of coal and other non-metallic materials in mining operations. Crushers come in a wide variety of sizes and configurations, and each machine is built-to-order to meet the customer’s specifications.

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

Jeffrey Equipment.  Jeffrey produces wood hogs, other size reduction equipment and related items for use primarily in the pulp and paper and wood and forest products industries. Jeffrey hammermills are also sold to the mining industry to resize chunks of coal, which come directly out of the mine, into smaller pieces. Jeffrey markets its equipment through a combination of 28 independent sales representatives and distributors, with a focus on the U.S. market. We have contracts with our independent sales representatives and distributors which provide for specific commissions or net transaction prices depending on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost and our distributor may receive a lower transaction price from us. Revenue is recorded after subtracting what, if any, discount or lower transaction price applies.

Our Jeffrey brand encompasses a number of basic crusher designs that are available in varying sizes and configurations to meet specific customer needs. Wood and bark hogs are used in the pulp and paper and wood and forest products industries to produce mulch, boiler fuel, chips for composite wood products and compost. A chip sizer is marketed to the pulp and paper industry to resize chips too large for efficient use in a pulp digester.

Jeffrey also sells a line of electromechanical and electromagnetic vibratory feeders that are used primarily in the aggregates, coal, mineral, chemical and other industries to feed bulk solid materials into processes. Applications range from reclaiming aggregates from stockpiles to feeding coal in a potentially explosive environment.

Gundlach Equipment.  Gundlach manufactures size reduction equipment for the coal mining industry, and its equipment is also used to crush coal and other minerals in coal-fired power stations, salt processing plants, fertilizer manufacturing facilities and other industrial applications. Gundlach sells its equipment worldwide through 27 independent sales representatives, with a focus on the U.S. and South American markets. We have contracts with our independent sales representatives which provide for specific commission rates to be paid to the representative based on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost. Revenue is recorded after subtracting what, if any, discount applies.

The crushers most commonly sold by Gundlach are double roll crushers, in which the material is broken by compression resulting in minimal fines. Gundlach manufactures a large variety of double roll single-stage and two-stage crushers, the latter including a pre-crusher. Crusher rolls are designed with varying surface configurations tailored to the material and sizing requirements of each specific application. Another product sold by Gundlach is the Cage Paktor, in which the material is crushed by impact between one cage and shear plates or two counter-

rotating cages and shear plates. Gundlach’s crushers come in a wide variety of sizes and configurations, and each machine is built-to-order to the customer’s specifications.

Gundlach also sells specialty crushers and other equipment such as the Accu-Grind, a small crusher designed for sampling applications, the Nanosiz-R, which provides fine grinding for the mineral industry, and the Ro-Pro Separator, which is used in coal washing applications to separate fine particles from coarse particles.

Rader Equipment.  Rader manufactures screening equipment, pneumatic and mechanical conveying systems, storage/reclaim systems and size reduction equipment for the handling of biomass, wood chips and waste wood products such as tree bark. Rader’s equipment is used primarily in the pulp and paper and biomass energy generation industries. Rader also manufactures a feeder/delumper used by manufacturers of polyethylene and polypropylene. Rader sells its equipment in the United States directly and through three independent sales representatives, in Canada and Europe through wholly-owned subsidiaries, in Japan through a licensee and in other countries through four independent sales representatives. We have contracts with our independent sales representatives which provide for specific commission rates to be paid to the representative based on the type of product sold and the size of the order. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost. Revenue is recorded after subtracting what, if any, discount applies.

Our Rader brand encompasses a number of products that are available in varying sizes and configurations to meet specific customer needs. Screening equipment is used to separate under and oversized chips to maximize chip quality and pulp yield. Pneumatic and mechanical conveyors and other material handling equipment transport bulk materials from one point to another point in a plant or mill. Storage and reclaim systems in varying designs are used to store and reclaim bulk material products.

Replacement Parts.  A majority of our Size Reduction Group’s revenues is derived from the sale of replacement parts. Each company within our Size Reduction Group has a large installed base of long-lived equipment, and every machine and part sold, including specifications and drawings, is registered in a digital database to provide customers with fast and efficient support.

Manufacturing.  The manufacturing activities of our Size Reduction Group, with the exception of Rader, consist of machining and welding raw materials and castings into machined parts, and assembling these parts together with components purchased from outside suppliers into size reduction and other equipment. The equipment is then tested at one of our plants before being shipped to a customer’s site. Machine parts, such as frames, rotors and rolls, are built individually to order, with no parts stocked in inventory except in connection with some blanket purchase orders from customers for parts that will be used within an 18-month period. Certain higher volume parts, such as bearings, which are also marketed as replacement parts, are purchased in volume from outside suppliers. We outsource the manufacturing of equipment sold by Rader, but beginning in 2008 we expect to manufacture a portion of this equipment in our Jeffrey plant in Woodruff, South Carolina.

Competition.  We believe that Penn Crusher is the leading U.S. producer of hammermills and related equipment for the size reduction of steam coal by electric utility companies, that Jeffrey is among the U.S. market leaders in equipment for the resizing of wood chips for pulp and paper applications, that Gundlach is one of the leading U.S. manufacturers of double roll crushers and related equipment for the U.S. coal mining industry and that Rader is among the leading suppliers of screening equipment, conveying systems and storage/reclaim systems to pulp and paper mills in North America. Penn Crusher, Jeffrey, Gundlach and Rader have reached these positions primarily because of superior machine design and quality and also because of their reputation and many years of experience in serving the needs of their customers. Competition exists in every major market that Penn Crusher, Jeffrey, Gundlach and Rader serve. While some competitors are large companies, most are generally smaller companies with more limited product lines competing in specific geographic markets and applications.

Customers

We sell our material handling equipment and systems throughout the world to a wide variety of customers in the various industrial markets which we serve, ranging from large, global companies to regional and local businesses. No single customer accounted for more than 10% of our total revenues in fiscal 2007.

Suppliers

Although certain components of our products are currently purchased from sole sources, we believe that comparable components can be obtained from alternative suppliers at prices competitive with those of our current suppliers. We have never experienced a significant production delay that was primarily attributable to an outside supplier.

Patents

Certain technologies used by our Process Group and by Rader are protected by patents in the U.S. and in other major countries that offer patent protection. Certain of our patents have expired and others will expire at various future dates. The loss of such patent protection is not expected to have a significant adverse effect on our business.

Research and Development

We invest in research and development (“R&D”) to maintain a technological leadership position in our process equipment business. R&D in our Process Group focuses on new products as well as improvements to existing products, with particular emphasis on the application of weighing and control technologies and on mechanical design improvements. Current efforts are aimed at developing new products, shortening the time spent in the development of such products, modifying existing product designs to provide lower cost or higher performance products and analyzing the price/performance relationship for both new and existing products. We spend a minor amount on development work in our size reduction equipment business, either at a customer’s request or to produce an improved product to better fit a customer’s needs. The cost of such work is not categorized as R&D expense nor is it capitalized, but rather it is charged as an engineering expense within cost of revenues.

Our research and development expenses were $2,389,000, $2,262,000 and $2,449,000 in fiscal 2007, 2006 and 2005.

Backlog

At the end of fiscal 2007, our backlog of unfilled orders was approximately $70,712,000 compared to a backlog of approximately $51,417,000 at the end of fiscal 2006, an increase of 37.5% (at constant foreign exchange rates). This year-over-year increase was primarily due to stronger demand for our equipment in both our Process and Size Reduction Groups as well as from our acquisition of Rader on September 14, 2007.

A significant part of our backlog at the end of fiscal 2007 consisted of orders that were expected to be shipped within 120 days. Approximately $2,809,000 of our Size Reduction Group’s backlog at the end of fiscal 2007 was for blanket orders that can be released by the customer at any time over an 18-month period compared to approximately $2,608,000 of such blanket orders at the end of fiscal 2006.

Employees

At the end of fiscal 2007, we had 732 employees, of which 481 were located in the United States, 165 in Europe, 62 in China, 16 in Canada, 7 in Singapore and 1 in Mexico. None of our employees are represented by labor unions, and we consider relations with our employees to be good.

Executive Officers of the Registrant

Our current executive officers are:

Name	Age	Position

Edward B. Cloues, II	60	Chairman of the Board of Directors and Chief Executive Officer
Kevin C. Bowen	56	Senior Vice President, Process Group and President and Chief Executive Officer of K-Tron America, Inc.
Lukas Guenthardt	49	Senior Vice President, Corporate Development
Donald W. Melchiorre	59	Senior Vice President, Size Reduction Group and President and Chief Executive Officer of Pennsylvania Crusher Corporation
Ronald R. Remick	61	Senior Vice President, Chief Financial Officer and Treasurer

Edward B. Cloues, II has been a director since July 1985 and was most recently reelected at the 2005 annual meeting of shareholders. He became Chairman of the Board of Directors and Chief Executive Officer of the Company on January 5, 1998. Prior to that time, Mr. Cloues was a partner in the law firm of Morgan, Lewis & Bockius LLP. He is also a director and non-executive Chairman of the Board of AMREP Corporation and a director of Penn Virginia Corporation and of Penn Virginia Resource GP, LLC, the general partner of Penn Virginia Resource Partners, L.P.

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

Lukas Guenthardt has been Senior Vice President, Corporate Development of the Company since July 2005. Prior to that, he was Senior Vice President, Pneumatic Conveying Group and Chief Strategy Officer of the Company from February 2002 to July 2005, Senior Vice President, New Businesses and Chief Strategy Officer from June 2000 to February 2002 and Senior Vice President — Strategic Planning, Product Development and Marketing from June 1998 to June 2000. Mr. Guenthardt was Managing Director of K-Tron (Schweiz) AG (“K-Tron Switzerland”) from July 1995 to June 1998, Managing Director of the Soder Division of K-Tron Switzerland from March 1994 to July 1995, and Director of International Research and Development of the Company from July 1992, when he joined K-Tron, until March 1994.

Donald W. Melchiorre has been Senior Vice President, Size Reduction Group of the Company since May 12, 2006 and President and Chief Executive Officer of Penn Crusher since October 4, 2004. He was also President and Chief Executive Officer of Jeffrey from October 4, 2004 until November 12, 2007. From December 30, 1996 until October 4, 2004, he was President and Chief Operating Officer of Penn Crusher, and from August 2002 to October 4, 2004 he held the same position at Jeffrey. From 1982 to 1987, Mr. Melchiorre worked at Penn Crusher as a Regional Sales Manager and left the company in 1987 to become a Regional Sales Manager, and subsequently North American Sales and Marketing Manager and then Director for Sales and Marketing-European Operations, for K-Tron’s U.S. and Swiss manufacturing subsidiaries. In 1992, he left K-Tron to establish EPI Technical Sales, Inc., an independent sales representative organization selling bulk material handling equipment, including both the K-Tron Soder and Penn Crusher lines of equipment. He returned to Penn Crusher in 1996.

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

Our businesses and operations are subject to a number of risks and uncertainties that are described below, but these risks and uncertainties are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, may become important factors that could harm our business. Our business, financial condition or results of operations could suffer as a consequence of any of these risks and uncertainties.

Competition could adversely affect our business and results of operations.

Many of our products are sold in highly competitive markets in the Americas, Europe, the Middle East and Asia, and some of our competitors may have financial and other resources that are substantially greater than ours. We believe that over the past several years we have experienced increased price competition in many of our markets. Competitive pressures could cause our products to lose market share or result in significant price erosion which would have an adverse effect on our business and results of operations.

Our substantial sales abroad subject us to the risk of adverse foreign currency fluctuations which could negatively impact our results of operations.

We are an international company, and we derived approximately 36%, 34% and 38% of our 2007, 2006 and 2005 revenues from products manufactured in, and sales made and services performed from, our facilities located outside the United States, primarily in Europe. We expect that our international sales will continue to be significant in future periods. International sales are subject to fluctuations in exchange rates, which may have an adverse effect on our business and operating results. Also, since the results of operations of our foreign subsidiaries are translated into U.S. dollars, fluctuations in exchange rates, particularly among the U.S. dollar, Swiss franc, euro and British pound sterling, will affect the U.S. dollar amount of these results. In addition, since our subsidiaries sell into other countries, these transactions may be negatively affected by fluctuations in the relevant foreign currency exchange rates.

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

In 2007, our top five customers accounted for approximately 9.7% of our total revenues. The loss of, or significant curtailment of purchases by, one or more of our large customers could have an adverse effect on our operating results.

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

Each product produced by us or for us requires the supply of various components, some of which may be specially engineered to meet our requirements. The supply of these components can be affected by numerous factors beyond our control. While certain of these components are obtained from a limited number of sources, we have potential alternate suppliers for most of the specialty components used in our manufacturing and assembly operations. There can be no assurance, however, that we will not experience shortages or be forced to seek alternative sources of supply which may increase costs or adversely affect our ability to fulfill orders in a timely fashion.

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

From time to time, we may be subject to various claims and lawsuits by governmental agencies, competitors, customers, employees or other persons. Such matters can be time consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have an adverse effect on our business or operating results.

Our indebtedness may affect our business and may restrict our operating flexibility.

As of December 29, 2007, we had $38,114,000 of outstanding indebtedness. Our level of indebtedness and the debt servicing costs associated with that indebtedness could have important effects on our operations and business strategy. For example, our indebtedness could:

•	limit our flexibility in planning for, or reacting to, changes in our business or in the markets in which we compete;

•	place us at a competitive disadvantage relative to our competitors, some of which may have lower debt service obligations or greater financial resources than we do;

•	limit our ability to borrow additional funds;

•	limit our ability to make acquisitions;

•	limit our ability to make capital expenditures;

•	limit our ability to conduct research and development; and

•	increase our vulnerability to adverse economic, financial market and industry conditions, including recessions and higher interest rates.

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

Political and economic events and health issues in the United States or abroad may subject us to numerous risks which could have an adverse effect on our business and operating results, including restrictive trade policies, unfavorable economic conditions in particular markets, health and epidemic concerns, inconsistent product regulation or other changes in regulatory and other legal requirements, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements.

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

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, whose owners are principal customers of our size reduction business. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures. There is also continuing pressure on state and federal regulators to impose limits on carbon dioxide emissions from coal-fired power plants. As a result of these current and proposed laws, regulations and trends, electricity generators may elect to switch to other fuels such as natural gas that generate less of these emissions, which would reduce the demand for our size reduction equipment.

We are subject to special risks relating to doing business in China as a result of our acquisition of certain assets of Wuxi Chenghao by Wuxi K-Tron Colormax.

As a result of the acquisition of certain assets of Wuxi Chenghao by Wuxi K-Tron Colormax, our operations in China are subject to significant political, economic and legal uncertainties. Changes in laws and regulations or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports or sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on the operations of Wuxi K-Tron Colormax. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. However, there can be no assurance that the government will continue to pursue these policies, especially in the event of a change in leadership, social or political disruption or other circumstances affecting China’s political and economic environment.

Although not permitted under Chinese law, corruption, extortion, bribery, payoffs and other fraudulent practices occur from time to time in China. We must comply with U.S. laws prohibiting corrupt business practices outside the United States. If our competitors in China engage in these practices, we may be at a competitive disadvantage. We seek to prevent, deter and detect violations of law in the conduct of our business throughout the world. We have conducted a review of Wuxi K-Tron Colormax’s business practices and have instructed our personnel in China on appropriate ethical and legal business standards. However, a risk remains that our employees will engage in activities that violate laws or our corporate policies. This is particularly true in instances in which the employees of a company we may acquire may not have been previously accustomed to operating under similar standards. In the event an employee violates applicable laws pertaining to sales practices, accounting standards, facility operations or other business or operational requirements, we may face substantial penalties, and our business in China could be affected adversely.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We own a 92,000 square foot building in Pitman, New Jersey where our Process Group conducts manufacturing operations and also has sales, service, research and development and administrative offices, a technical center for product demonstrations and training facilities for our customers, sales representatives and employees. Our worldwide corporate headquarters are also located at this site as is our K-Tron Electronics business. Approximately 10,000 square feet of our Pitman facility is leased to an unrelated sheet metal business that is an important supplier to us.

Our Process Group also conducts operations in Salina, Kansas in several owned buildings consisting of approximately 134,000 square feet of manufacturing, office and test lab space.

In Niederlenz, Switzerland, we own a 65,000 square foot building where our Process Group has manufacturing facilities and a technical center for product demonstrations, and there is an adjacent five-floor, 40,000 square foot office building which we also own. These buildings also house sales, service, research and development and other administrative functions, as well as training facilities. During 2007, approximately 4,000 square feet in the office building was leased to an unrelated third party.

Our Process Group also leases 10,800 square feet of space in a facility in Stockport, England, where we have offices and do limited assembly work.

Certain Process Group sales and service activities are conducted in leased office space in France, Germany, Singapore and Shanghai, China (service only).

Wuxi K-Tron Colormax has offices and conducts manufacturing operations in a 30,000 square foot facility in Wuxi, China that is leased from a company that is owned by Wuxi K-Tron Colormax’s general manager.

Penn Crusher has offices and a test lab in a 24,000 square foot leased facility in Broomall, Pennsylvania and conducts manufacturing operations in a 70,000 square foot leased building in Cuyahoga Falls, Ohio.

Jeffrey is located in a 145,000 square foot owned manufacturing and office facility in Woodruff, South Carolina. A small adjacent building, also owned, accommodates a test lab.

Gundlach conducts its operations in Belleville, Illinois in a 54,000 square foot owned manufacturing and office facility. Several small adjacent buildings provide additional office space.

Rader has offices in a 32,000 square foot leased facility in Alpharetta, Georgia. The lease will expire on October 31, 2008, and our intent is to vacate the premises on or before that date and to relocate the functions conducted there to our Jeffrey plant in Woodruff, South Carolina. Rader also has offices in a 9,114 square foot leased facility in Montreal, Canada and in a 2,350 square foot leased facility in Vancouver, Canada, as well as in a 5,360 square foot leased office and storage space in Stockholm, Sweden.

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

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on the NASDAQ Global Select Market under the symbol KTII. We began trading on that market at the beginning of 2008. The following table sets forth the high and low sales prices per share for each quarter in fiscal 2006 and 2007 as quoted on the NASDAQ Global Market, or, prior to the launch of that market tier, the Nasdaq National Market.

	High	Low

Fiscal Year 2006
First Quarter	$48.68	$35.95
Second Quarter	$52.85	$46.81
Third Quarter	$66.00	$49.70
Fourth Quarter	$76.46	$60.86
Fiscal Year 2007
First Quarter	$79.99	$66.58
Second Quarter	$104.88	$71.02
Third Quarter	$103.30	$79.00
Fourth Quarter	$120.73	$93.40

On March 3, 2008, the closing price of a share of K-Tron Common Stock as quoted on the NASDAQ Global Select Market was $117.70.

Equity Holders

On March 3, 2008, there were 179 record holders and approximately 3,900 beneficial owners (held in street name) of our Common Stock.

Dividend Policy

We have never paid a cash dividend on our Common Stock, and we currently intend to retain all future earnings for use in our business. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Performance Graph

The following line graph and table compare the cumulative total shareholder return on our Common Stock for the past five fiscal years with the cumulative total return of the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Wilshire U.S. Industrial Machinery Index (the “Dow Jones Wilshire”). The Dow Jones Wilshire is a “published industry or line-of-business index” as that term is defined by Securities and Exchange Commission regulations. The graph and table below assume that $100 was invested at the end of fiscal 2002 in our Common Stock, the Dow Jones Wilshire and the S&P 500. Dividend reinvestment has been assumed and, with respect to companies in the Dow Jones Wilshire, the returns of such companies have been weighted at each measurement point to reflect relative stock market capitalization.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
K-TRON INTERNATIONAL, INC., DOW JONES WILSHIRE U.S. INDUSTRIAL MACHINERY
INDEX AND STANDARD & POOR’S 500 STOCK INDEX

ASSUMES $100 INVESTED ON DECEMBER 27, 2002
ASSUMES DIVIDENDS REINVESTED
THROUGH FISCAL YEAR ENDING DECEMBER 29, 2007

	12/27/2002	01/02/2004	12/31/2004	12/30/2005	12/29/2006	12/28/2007
K-TRON INTERNATIONAL, INC.	100.00	145.56	202.67	283.21	570.00	916.03
DOW JONES WILSHIRE U.S. INDUSTRIAL MACHINERY	100.00	138.60	167.14	164.61	184.54	231.33
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87

Item 6.	Selected Financial Data.

The selected consolidated financial data presented below for, and as of the end of, each of our last five fiscal years was derived from and is qualified by reference to our consolidated financial statements for those years. Our consolidated financial statements for the fiscal years ended December 29, 2007, December 30, 2006, December 31, 2005, January 1, 2005 and January 3, 2004 were audited by Grant Thornton LLP, independent registered public accounting firm.

This selected financial data should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is Item 7 of this annual report on Form 10-K.

	Fiscal Year Ended
	Dec. 29	Dec. 30	Dec. 31	Jan. 1	Jan. 3
	2007(1)	2006(2)	2005	2005	2004(3)

FINANCIAL SUMMARY ($000s):
Revenues	$201,677	$148,127	$118,940	$112,494	$94,676
Income before taxes	30,142	19,381	12,201	8,732	5,243
Net income	21,321	12,872	7,282	6,610	3,723
Total assets	184,118	140,996	89,110	93,665	83,081
Working capital	52,242	28,962	25,565	23,778	17,121
Additions to property, plant, and equipment	2,265	2,604	2,206	1,601	3,311
Depreciation and amortization	5,573	4,634	3,868	4,062	2,873
PER SHARE ($):
Basic net earnings	$7.93	$4.95	$2.85	$2.65	$1.53
Diluted net earnings	7.49	4.59	2.68	2.53	1.49
Book value	34.62	25.02	19.23	18.02	14.35
CAPITALIZATION ($000s):
Shareholders’ equity	$93,953	$65,381	$49,520	$45,559	$35,114
Long-term debt	36,913	34,364	12,675	18,598	24,574
Short-term debt(4)	1,201	404	4,316	4,185	3,541
Total debt	38,114	34,768	16,991	22,783	28,115
RATIOS:
Return on average shareholders’ equity (%)	26.8	22.4	15.3	16.4	11.7
Return on revenues (%)	10.6	8.7	6.1	5.9	3.9
Long-term debt to shareholders’ equity (%)	39.3	52.6	25.6	40.8	70.0
Current assets to current liabilities	2.1	1.8	2.0	1.9	1.8
Average inventory turnover	4.8	4.6	4.6	4.6	4.1
Average accounts receivable turnover	8.1	7.3	6.0	5.6	5.0
OTHER DATA:
Shares outstanding (000s)(5)	2,713	2,613	2,576	2,528	2,447
Shareholders of record	179	193	207	221	224
Number of employees	732	625	460	467	474

(1)	The 2007 consolidated financial statements include the acquisitions of certain assets of Wuxi Chenghao from March 28, 2007 and of Rader from September 15, 2007.

(2)	The 2006 consolidated financial statements include the acquisitions of Gundlach from March 4, 2006 and of Premier from October 6, 2006.

(3)	The 2003 consolidated financial statements include the acquisition of Penn Crusher and its subsidiary from January 2, 2003. Fiscal 2003 was a 53-week year; all other years in this table were 52-week years.

(4)	Including current portion of long-term debt.

(5)	Net of treasury stock of 2,003 shares as of the end of each fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Business

We are engaged in one principal business segment — material handling equipment and systems. We operate in two primary geographic locations — North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”). Within the material handling equipment and systems segment, we have two main business lines (“business lines”), which are our process and size reduction business lines.

Management looks at trends in what it believes to be relevant indicators, such as the Purchasing Managers’ Index (“PMI”) for U.S. manufacturing published by the Institute of Supply Management and similar foreign indices, to help it better understand the prospects for capital equipment spending as it may affect our process business line. A PMI reading above 50 percent indicates that manufacturing is generally expanding. In 2007 and through January 2008, the PMI was at or above 50 every month except for December 2007 when the index was at 48.4. In January 2008, the index moved to 50.7. Historically, increases and decreases in our feeding equipment sales generally have lagged movements in these indicators, in some cases by as much as six to twelve months.

Our process business line designs, produces, markets, sells and services both feeders and pneumatic conveying equipment. We believe, based in part on independent market studies, that we are the global leader in the design, production, marketing and servicing of high-quality industrial feeders for the handling of bulk solids in manufacturing processes. Markets served include the plastics compounding, food, chemical and pharmaceutical industries. The majority of the revenues and profits of the feeder portion of our process business line is generated by equipment and systems sales, with a lesser amount attributable to service, parts and repairs. Feeders are sold under the K-Tron Feeders brand name, both domestically and in other countries around the world. New product innovation is a major objective of the R&D efforts of this business. In this part of our process business line, we have the ability to serve nearly all geographic regions of the world from our two assembly-and-test facilities in Pitman, New Jersey and Niederlenz, Switzerland and our sales and service offices in France, Germany, the United Kingdom, Singapore and China (service only).

On October 5, 2006, we significantly expanded the scope of our pneumatic conveying business with the acquisition of Premier Pneumatics, Inc. (“Premier”), a leading manufacturer of pneumatic conveying components and systems for the U.S. market. Our pneumatic conveying equipment, which includes the Premier PCS and Premier Colormax products (formerly the K-Tron PCS and K-Tron Colormax brands), is now all sold under the Premier Pneumatics brand name. Aside from selling into markets common to those for industrial feeders, we also sell pneumatic conveying equipment into the plastics injection molding market. Factors affecting the sale of pneumatic conveying equipment are similar to those which affect the sale of feeding equipment but also include factors that may affect the secondary plastics market generally.

On March 27, 2007, we purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China (“China”). The purchased assets were transferred from the seller to a newly-created Wholly Foreign-Owned Enterprise which we established in connection with this transaction that conducts its business under the name Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”). Following this acquisition, we established a third brand within our process business line, the K-Tron Colormax brand, which is targeted at the domestic plastics compounding and injection molding markets in China.

Our size reduction business line was established with the purchase of Pennsylvania Crusher Corporation (“Penn Crusher”) and its wholly-owned subsidiary, Jeffrey Specialty Equipment Corporation (“Jeffrey”), on January 2, 2003. Our acquisition of J.M.J. Industries, Inc., now Gundlach Equipment Corporation (“Gundlach”), on March 3, 2006 expanded our size reduction business by including a leading provider of size reduction equipment to the coal mining industry. Penn Crusher, Jeffrey and Gundlach sell equipment primarily into the U.S. market, with some sales into foreign countries, particularly in South America and China. The main industries served are the power generation, coal mining, pulp and paper and wood and forest products industries, and a majority of the revenues and profits are generated from replacement part sales instead of from the sale of new equipment. Penn Crusher, Jeffrey and Gundlach have developed and currently maintain an extensive digital database of previously sold equipment, including equipment specifications and drawings, that enables them to respond quickly and efficiently to fill customers’ spare parts orders. Significant indicators that management uses to judge prospects for this business line in the U.S. include the level of electricity consumption, the financial health of the electric utility industry, the demand for coal and the demand for paper and forest products.

On September 14, 2007, we expanded the scope of our size reduction business line with the acquisition of Rader Companies, Inc. (“Rader”), which manufactures screening equipment, pneumatic and mechanical conveying systems, storage/reclaim systems and size reduction equipment for the handling of biomass, wood chips and waste wood products such as tree bark. Rader’s equipment is used primarily in the pulp and paper and biomass energy generation industries. Rader also manufactures a feeder/delumper used by manufacturers of polyethylene and polypropylene. Rader sells its equipment in the United States directly and through three independent sales representatives, in Canada and Europe through wholly-owned subsidiaries, in Japan through a licensee and in other countries through four independent sales representatives. Rader is developing a digital database similar to those used by Penn Crusher, Jeffrey and Gundlach in which it is registering the machines and parts which it sells, including specifications and drawings.

The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references to 2007, 2006 and 2005 mean the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

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

Judgments and estimates of uncertainties are required in applying our accounting policies in certain areas. Areas that require significant judgments and estimates to be made include determinations of the useful lives of assets, estimates of allowances for doubtful accounts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the realizability of deferred tax assets, determinations of the adequacy of reserves for inventory obsolescence and warranty costs, and legal contingencies.

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

Depreciable Lives of Plant and Equipment

Each asset included in plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of such asset from earnings every year over such asset’s estimated economic useful life. As a result of these estimates of economic useful lives, net plant and equipment at year-end 2007 totaled $27,424,000, which represented 14.9% of total assets. Depreciation expense during 2007 totaled $4,680,000, which represented 2.8% of total operating expenses. Given the significance of plant and equipment and associated depreciation to our financial statements, the determination of an asset’s economic useful life is considered to be a critical accounting estimate.

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

Allowance for Doubtful Accounts

We encounter risks in connection with sales and the collection of the associated accounts receivable. We record a provision for accounts receivable that are considered to be uncollectible. In order to estimate the appropriate provision, management analyzes the creditworthiness of specific customers and the aging of customer balances. Management also considers contractual rights and obligations and general and industry specific economic conditions.

Management believes that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because the underlying critical assumptions used to establish the allowance can change from time to time, and uncollectible accounts could potentially have a material impact on our results of operations.

Asset Impairment Determinations

As a result of our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized. Under this accounting standard, goodwill is subject to an impairment test that we conduct at least annually using a discounted cash flow technique. The impairment test done in 2007 indicated that the fair values of the businesses with goodwill exceeded their carrying values and, therefore, the goodwill amount was not impaired for any of these businesses.

With respect to our other long-lived assets, we are required to test for asset impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in order to determine whether or not an asset has been impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than its carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

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

Income Taxes

We use the liability method to account for income taxes. Under this method, deferred tax liabilities and assets are recognized for the tax effects of temporary differences between the financial reporting and tax bases of liabilities and assets measured using the enacted tax rate. Our income tax expense for 2007 was $8,821,000 with a 29.3% effective tax rate. A one percentage point increase in our effective tax rate for 2007 from 29.3% to 30.3% would have decreased reported net income by approximately $301,000.

Significant management judgment is required in determining income tax expense and the related balance sheet amounts. Assumptions are required concerning the ultimate outcome of tax positions and the realization of deferred tax assets. We have accrued our estimate of potential tax liability in accordance with the Financial Accounting Standards Board (the “FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”, as discussed below.

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

In July 2006, the FASB issued FASB Interpretation 48, which clarified SFAS No. 109, “Accounting for Income Taxes” and established the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. FASB Interpretation 48 was effective for fiscal years beginning after December 15, 2006, and was adopted by the Company effective December 31, 2006. On initial application, FASB Interpretation 48 was applied to all tax positions for which the statute of limitations remained open. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized and, with respect to later dates, only those that met or meet the threshold on those later dates have been or will be recognized at those dates. The Company is subject to income taxes in the U.S. federal jurisdiction and also in various state, local and foreign jurisdictions. Tax laws and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S. income tax examinations by tax authorities for years before 2004. The Company recognizes interest accrued related to uncertain tax liabilities in interest expense and recognizes penalties in operating expenses. The Company had accrued approximately $153,000 for the payment of interest and penalties at December 30, 2006 and added an additional $28,000 in 2007. The adoption of FASB Interpretation 48 did not have a material impact on the Company’s consolidated financial statements.

Inventory Reserve

We record an inventory reserve for obsolete, excess and slow-moving inventory. In calculating our inventory reserve, management analyzes historical data regarding customer demand, product changes, market conditions and assumptions about future product demand. Management believes that its accounting estimate related to inventory obsolescence is a critical accounting estimate because customer demand can be variable and changes in our reserve for inventory obsolescence could materially affect our financial results.

Warranty Reserve

We provide for the estimated warranty cost of a product at the time revenue is recognized. Warranty expense is normally accrued as a percentage of sales based upon historical information on a monthly basis, and this provision is included in accrued expenses and other liabilities. There is an exception to this for certain products within the size reduction business line for which we use a combination of historical information and management judgment. We offer a one-year warranty on a majority of our products. While we engage in extensive product quality programs and processes, including the active monitoring and evaluation of the quality of our component suppliers, our warranty obligations are affected by actual product failures and by material usage and service costs incurred in correcting a product failure. Our warranty provision takes into account our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty provisions are adequate and that the judgments applied are appropriate, the ultimate cost of product warranty could differ materially from our estimates. When our actual cost of product warranty is lower than we originally anticipated, we adjust downward the recorded reserve, and if the cost of warranty repairs and service is higher than anticipated, we increase the reserve.

Legal Contingencies

We are currently involved in certain legal proceedings. We have accrued an estimate of the probable costs for the resolution of these claims in accordance with SFAS No. 5, “Accounting for Contingencies”. This estimate has been developed by management and may be made in consultation with outside counsel handling our defense in these matters and also with our insurance broker, and it is based upon an analysis of potential results, including litigation and settlement strategies. We do not believe that these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by litigation outcomes that are significantly different than our assumptions and estimates.

Results of Operations

Overview

2007, 2006 and 2005 were 52-week years. In 2007, 2006 and 2005, we reported revenues of $201,677,000, $148,127,000 and $118,940,000 and net income of $21,321,000, $12,872,000 and $7,282,000.

We believe that the increases in our revenues and net income in 2007 compared to 2006 were primarily the result of generally stronger business conditions and increased spending by customers in our process business line, contributions in 2007 versus 2006 from the acquisitions of Gundlach on March 3, 2006, Premier on October 5, 2006 and Rader on September 14, 2007 and the positive effect of a weaker U.S. dollar in 2007 versus 2006 on the translation of the revenues and profits of our foreign operations into U.S. dollars. Our 2007 effective tax rate was 29.3%, down from 33.6% in 2006 due primarily to a second quarter 2007 income tax benefit of approximately $410,000 from the finalization of a Swiss tax audit for the years 2004 and 2005 and to a higher proportion of earnings from EMEA/Asia in 2007, which earnings are taxed at an overall lower rate than earnings in the United States.

We believe that the increases in our 2006 revenues and net income compared to 2005 were primarily the result of the contributions from the March 3, 2006 Gundlach acquisition and the October 5, 2006 Premier acquisition as well as from generally stronger business conditions and increased spending by customers in both our process and size reduction business lines. Our 2006 effective tax rate was 33.6%, down from 40.3% in 2005 due primarily to a fourth quarter 2005 tax provision of $891,000 arising from the one-time repatriation under the American Jobs Creation Act of 2004 of $10,000,000 from our Swiss subsidiary. The tax on the $10,000,000 repatriation added 7.3% to our effective tax rate for 2005, increasing it from 33.0% to 40.3%.

Acquisitions

On March 3, 2006, we purchased all of the outstanding stock of J.M.J. Industries, Inc., which operated its business under the Gundlach tradename. The purchase price was $9,154,500, of which $6,154,500 was paid in cash and $3,000,000 by delivery of an unsecured promissory note bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. The first $1,000,000 installment was paid on March 3, 2008. In connection with the purchase, we also paid off all of the acquired company’s bank debt, which amounted to approximately $1,347,000. We did not borrow any money in connection with either the acquisition or the payoff of the bank debt. The Gundlach operation is part of our size reduction business line.

On October 5, 2006, we purchased all of the outstanding stock of Premier. The preliminary purchase price was $27,565,000, all of which was paid in cash, including $2,000,000 held in escrow. The final purchase price of $27,453,000 included a $112,000 adjustment paid to us based on Premier’s net working capital as of the closing date. In February 2007, we also made a preliminary payment of $1,567,000 to the seller in connection with our Internal Revenue Code section 338(h)(10) election (“Premier 338(h)(10) election”) with respect to this acquisition. The amount owed to the seller under the Premier 338(h)(10) election was finalized in April 2007 and reduced by $153,000 to $1,414,000, and the seller returned $153,000 to us. We financed the purchase price and related costs of the Premier acquisition under a five-year, $50,000,000 unsecured credit facility (the “Citizens Credit Facility”) entered into on September 29, 2006 between Citizens Bank of Pennsylvania (“Citizens”) and us and our U.S. subsidiaries. The Premier operation is part of our process business line.

The Citizens Credit Facility provides us and our U.S. subsidiaries until September 29, 2011 with a $50,000,000 unsecured revolving line of credit. On September 29, 2006, we borrowed $9,801,000 under the new facility, primarily to refinance all of our other U.S. bank indebtedness, except for a mortgage note with another bank with a principal balance of $1,600,000 at that time, and those other U.S. debt facilities were terminated. The $27,565,000 preliminary purchase price for Premier was borrowed under the Citizens Credit Facility on October 5, 2006.

On March 27, 2007, we purchased certain assets of Wuxi Chenghao, a privately-owned company in China. The purchased assets were transferred from the seller to Wuxi K-Tron Colormax, a newly-created Wholly Foreign-Owned Enterprise which we established in connection with this transaction. The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with one of Wuxi Chenghao’s owners, could be as much as approximately $3,500,000. The Wuxi K-Tron Colormax operation is part of our process business line.

On September 14, 2007, we purchased all of the outstanding stock of Rader. The preliminary purchase price was $15,945,000, all of which was paid in cash, including $2,300,000 held in escrow. We borrowed the full amount of the purchase price under the Citizens Credit Facility. The final purchase price of $17,632,000 included a $1,687,000 adjustment based on Rader’s increase in net working capital between January 1, 2007 and the September 14, 2007 closing date, which adjustment was paid to the sellers on February 5, 2008. At the sellers’ direction, $3,798,000 of the purchase price was delivered to Rader on the closing date to satisfy indebtedness owed to Rader by two other unrelated companies also owned by the sellers. This cash, together with other cash of Rader, was then used to pay off all of Rader’s bank debt, which amounted to approximately $3,832,000. The Rader operation is part of our size reduction business line.

Foreign Exchange Rates

We are an international company, and we derived approximately 36%, 34% and 38% of our 2007, 2006 and 2005 revenues from products manufactured in, and sales made and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc. With the 2003 acquisition of Penn Crusher and Jeffrey and the 2006 acquisitions of Gundlach and Premier, we are less affected by foreign exchange rates since most of their sales are in U.S. dollars. Nevertheless, we still derive substantial revenues from products manufactured in, and sales made and services performed from, our facilities outside the U.S., so that we will continue to have significant sensitivity to foreign exchange rate changes.

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

For 2007, 2006 and 2005, the changes in certain key foreign exchange rates affecting the Company were as follows:

	2007		2006		2005

Average U.S. dollar equivalent of one Swiss franc	0.834		0.799		0.803
% change vs. prior year		+4.4%		−0.5%
Average U.S. dollar equivalent of one euro	1.372		1.258		1.244
% change vs. prior year		+9.1%		+1.1%
Average U.S. dollar equivalent of one British pound sterling	2.002		1.846		1.818
% change vs. prior year		+8.5%		+1.5%
Average Swiss franc equivalent of one euro	1.644		1.574		1.549
% change vs. prior year		+4.4%		+1.6%
Average Swiss franc equivalent of one British pound sterling	2.399		2.310		2.264
% change vs. prior year		+3.9%		+2.0%

Presentation of Results and Analysis

The following table sets forth our results of operations, expressed as a percentage of total revenues for the years indicated, as well as our year-end backlogs:

	2007	2006	2005

Total revenues	100.0%	100.0%	100.0%
Cost of revenues	57.2	57.9	58.0

Gross profit	42.8	42.1	42.0
Selling, general and administrative	25.8	26.8	28.9
Research and development	1.2	1.5	2.0

Operating income	15.8	13.8	11.1
Interest expense, net	0.8	0.7	0.8

Income before income taxes	15.0	13.1	10.3
Income tax provision	4.4	4.4	4.2

Net income	10.6%	8.7%	6.1%

Year-end backlog (at year-end 2007 foreign exchange rates, in thousands of dollars)	$70,712	$51,417	$26,071

Total revenues increased by $53,550,000 or 36.2% to $201,677,000 in 2007 compared to $148,127,000 in 2006. We believe that this increase was primarily the result of generally stronger business conditions and increased spending by customers in our process business line, contributions from our acquisitions of Gundlach on March 3, 2006, Premier on October 5, 2006 and Rader on September 14, 2007 and the positive effect of a weaker U.S. dollar in 2007 versus 2006 on the translation of the revenues of our foreign operations into U.S. dollars.

Total revenues increased by $29,187,000 or 24.5% in 2006 compared to 2005. We believe that this increase was primarily attributable to ten months of operations of our Gundlach business acquired on March 3, 2006, three months of operations of our Premier business acquired on October 5, 2006 and stronger business conditions and greater spending by customers in both our process and size reduction business lines. Foreign exchange did not have a material impact on 2006 revenues compared to 2005.

Gross profit as a percentage of total revenues increased to 42.8% in 2007 from 42.1% in 2006 and 42.0% in 2005. We believe that these increases primarily reflected a change in the sales mix of the products and services sold within our two business lines. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in our size reduction business line generally carry a higher gross margin than do sales of equipment within that line.

Selling, general and administrative (“SG&A”) expense increased by $12,347,000 or 31.2% in 2007 compared to 2006. We believe that this increase was primarily the result of including the operations of Gundlach after its acquisition on March 3, 2006, of Premier after its acquisition on October 5, 2006 and of Rader after its acquisition on September 14, 2007, higher sales commissions related to increased revenues, a higher employee bonus accrual reflecting our better performance in 2007 and the unfavorable effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars.

SG&A expense increased by $5,284,000 or 15.4% in 2006 compared to 2005. We believe that this increase was primarily the result of including Gundlach after its acquisition on March 3, 2006 and Premier after its acquisition on October 5, 2006, higher sales commissions related to increased revenues, a higher employee bonus accrual and higher Sarbanes-Oxley costs, partially offset by reduced expenses in our process business line, particularly in EMEA/Asia, reflecting cost reduction initiatives implemented in 2005. Foreign exchange did not have a material impact on 2006 SG&A compared to 2005.

SG&A expense as a percent of total revenues improved to 25.8% in 2007 versus 26.8% in 2006 and 28.9% in 2005.

Research and development (“R&D”) expense increased by $127,000 or 5.6% in 2007 compared to 2006, primarily due to higher prototype costs and the unfavorable effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars. R&D expense decreased by $187,000 or 7.6% in 2006 compared to 2005, primarily due to reduced staff. R&D expense as a percent of total revenues was 1.2% in 2007, 1.5% in 2006 and 2.0% in 2005. There was no significant R&D expense in 2007, 2006 and 2005 associated with our Size Reduction Group or Premier.

Interest expense, net of interest income, increased by $687,000 or 65.5% in 2007 compared to 2006 and increased by $33,000 or 3.2% in 2006 compared to 2005. The increase in 2007 compared to 2006 was primarily due to the financing of our October 5, 2006 acquisition of Premier and our September 14, 2007 acquisition of Rader, partially offset by the effect of lower debt levels, excluding the borrowings related to these two acquisitions. The increase in 2006 compared to 2005 included $398,000 of interest expense in the fourth quarter of 2006 associated with the financing of our October 5, 2006 acquisition of Premier, largely offset by the effect of lower debt levels that existed prior to the Premier acquisition, an increase in interest income on cash equivalents and a benefit from the termination of an interest rate swap.

Income before income taxes was $30,142,000 in 2007, $19,381,000 in 2006 and $12,201,000 in 2005. The 2007 income before income taxes was substantially higher than in 2006, primarily because of stronger business conditions and increased spending by customers in our process business line, our acquisitions of Gundlach, Premier and Rader and the positive effect of a weaker U.S. dollar on the translation of our foreign income into U.S. dollars. The 2006 income before income taxes was substantially higher than in 2005, primarily because of our Gundlach and Premier acquisitions as well as generally stronger business conditions and increased spending on capital equipment by customers in both our process and size reduction business lines.

The 2007, 2006 and 2005 provisions for income tax were $8,821,000, $6,509,000 and $4,919,000, and the overall effective tax rates were 29.3% in 2007, 33.6% in 2006 and 40.3% in 2005. The lower effective tax rate in 2007 compared with 2006 was primarily due to a second quarter 2007 income tax benefit of approximately $410,000 from the finalization of a Swiss tax audit for the years 2004 and 2005 and to a higher proportion of earnings from EMEA/Asia in 2007 which are taxed at an overall lower rate than earnings in the United States. The higher effective tax rate in 2005 compared with 2006 was primarily due to the tax associated with a one-time repatriation from our Swiss subsidiary of $10,000,000 in the fourth quarter of 2005. We have foreign and U.S. state tax loss carryforwards of $730,000 and $5,895,000 which, if realized, would have an estimated future net income benefit of approximately $211,000 and $328,000.

We do not believe that inflation has had a material impact on our results of operations during the last three years.

Our order backlog at constant foreign exchange rates increased by $19,295,000 or 37.5% at the end of 2007 compared with year-end 2006, from $51,417,000 to $70,712,000. Our order backlog at constant foreign exchange rates increased by $25,346,000 or 97.2% at the end of 2006 compared with year-end 2005, from $26,071,000 to $51,417,000. The increase in our backlog in 2007 versus 2006 was primarily the result of the acquisition of Rader in 2007 and strong demand for equipment in both our process and size reduction business lines, especially in our process business line in Europe, the Middle East and Asia. The increase in our backlog in 2006 versus 2005 was primarily the result of stronger demand for equipment in our process business line, especially in Europe, the Middle East and Asia, and the 2006 acquisitions of Premier and Gundlach. A significant part of our backlog at the end of 2007 consisted of orders that were expected to be shipped within 120 days. Approximately $2,809,000 of our size reduction business line’s backlog at the end of 2007 was for blanket orders that can be released by the customer at any time over an 18-month period compared to approximately $2,608,000 of such blanket orders at the end of 2006.

Liquidity and Capital Resources

Revolving Credit Debt

On September 29, 2006, in connection with our anticipated October 5, 2006 Premier acquisition, we, along with our U.S. subsidiaries (the “Borrowers”), entered into a Loan Agreement (the “Citizens Loan Agreement”) with Citizens.

The Citizens Loan Agreement provides the Borrowers with a five-year, $50,000,000 unsecured revolving line of credit facility (the “Revolving Credit Facility”), of which up to an aggregate of $10,000,000 may be used for letters of credit. The Citizens Loan Agreement terminates on September 29, 2011. The Borrowers entered into the Citizens Loan Agreement to (i) refinance certain indebtedness of the Borrowers to two other banks, (ii) provide for future working capital requirements and other general corporate purposes and (iii) fund permitted acquisitions, including the acquisition of Premier.

The interest rate on revolving loans under the Citizens Loan Agreement can be based on either the prime rate or 1, 2, 3 or 6-month LIBOR, as selected by us. Prime rate loans bear interest at a fluctuating rate per annum equal to the prime rate of interest announced by Citizens from time to time less a percentage ranging from 0.25% to 1.00%, depending on the ratio of our funded debt to our adjusted earnings before interest expense, tax expense, and depreciation and amortization expenses for the most recent measurement period (the “Debt Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to LIBOR for the selected interest rate period plus a percentage ranging from 0.875% to 1.625%, depending on the Debt Ratio.

The Borrowers are obligated to pay a fee for any unused borrowings under the Revolving Credit Facility equal to (i) a percentage ranging from 0.125% to 0.20% per annum, depending on the Debt Ratio, times (ii) the average unused portion of the Revolving Credit Facility.

The Citizens Loan Agreement is unsecured, except that the lenders have been given a pledge of 65% of the equity interests of the following foreign subsidiaries of the Company which are not Borrowers: K-Tron (Schweiz) AG, K-Tron Colormax Limited, K-Tron PCS Limited, Rader Canada Company and Rader AB. The Citizens Loan Agreement contains financial and other covenants, including a minimum fixed charge coverage ratio, a minimum net worth and a maximum Debt Ratio, and includes limitations on, among other things, liens, acquisitions, consolidations, sales of assets, incurrences of debt and capital expenditures. As of December 29, 2007, the Borrowers were in compliance with these covenants and limitations. If an event of default, such as non-payment or failure to comply with a covenant, were to occur under the Citizens Loan Agreement, and subject to any applicable grace period, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable.

As of December 29, 2007, the total borrowing under the Revolving Credit Facility was $33,750,000, with interest payable at the following rates on the following principal amounts for the periods ending on the dates indicated:

			Expiration of Interest
			Rate Period	Per Annum Rate

One-month LIBOR loan	$2,250,000	*	12/31/2007	5.684%
Six-month LIBOR loan	4,000,000	**	1/31/2008	6.245%
Six-month LIBOR loan	5,000,000		3/31/2008	5.944%
Six-month LIBOR loan	1,500,000		4/30/2008	5.707%
Eighteen-month interest rate swap	2,000,000		5/31/2009	4.985%
Two-year interest rate swap	2,000,000		9/24/2009	5.605%
Three-year interest rate swap	5,000,000		10/13/2009	6.085%
Two-year interest rate swap	3,000,000		10/31/2009	5.385%
Two-year interest rate swap	2,000,000		11/30/2009	4.925%
Three-year interest rate swap	2,000,000		9/24/2010	5.665%
Four-year interest rate swap	5,000,000		10/13/2010	6.095%

	$33,750,000

*	At its December 31, 2007 expiration, this loan was replaced by a $2,250,000 six-month LIBOR loan at 5.593% per annum through June 30, 2008.

**	At its January 31, 2008 expiration, this loan was replaced by a $1,700,000 one-month LIBOR loan at 4.156% per annum through February 29, 2008, and the balance of $2,300,000 was paid off. At its February 29, 2008 expiration, the $1,700,000 one-month LIBOR loan was replaced by a $1,700,000 one-month LIBOR loan at 4.0% per annum through March 31, 2008.

Gundlach Acquisition Debt

In connection with our March 3, 2006 acquisition of Gundlach, we issued as part of the purchase price a $3,000,000 unsecured, promissory note bearing interest payable quarterly at 5% per annum and with the principal payable in three equal installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. The first installment of $1,000,000 was paid on March 3, 2008.

Other Bank Debt

At December 29, 2007, our Swiss subsidiary had separate credit facilities totaling 14,200,000 Swiss francs (approximately $12,593,000) with three Swiss banks. This subsidiary’s real property in Switzerland is pledged as collateral. As of December 29, 2007, there were no borrowings under any of these credit facilities, although 3,473,000 Swiss francs (approximately $3,080,000) of availability was being utilized for bank guarantees on our Swiss subsidiary’s behalf related to customer orders.

As of December 29, 2007, one of our U.S. subsidiaries had a mortgage loan with an outstanding balance of $1,364,000. Annual interest is 6.45%, and the loan is payable in equal monthly principal and interest installments of $23,784, with a final payment of $1,038,000 plus interest due on August 1, 2009.

Future Payments Under Contractual Obligations

We are obligated to make future payments under various contracts such as debt, lease and purchase obligations. The table below summarizes our significant contractual cash obligations as of December 29, 2007 for the items indicated:

	Payment Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 years
	(Dollars in thousands)

Long-term debt obligations
Debt maturities	$38,114	$1,201	$3,163	$33,750	$—
Contractual interest	9,598	2,159	4,018	3,421	—
Operating lease obligations	2,841	1,401	1,310	130	—
Purchase obligations	19,769	18,842	927	—	—

Total	$70,322	$23,603	$9,418	$37,301	$—

In addition to these obligations, at December 29, 2007 the Company had employment contracts with six executives. Except in one case when two years’ advance notice is required, these contracts may be terminated by the Company with one year’s advance notice. Under these agreements, each individual is guaranteed minimum compensation over the contract period. As of December 29, 2007, the estimated future obligation under these contracts, if all of them were to be terminated at one time, was $2,075,000, payable within a one-year period.

Capitalization

Our capitalization at the end of 2007, 2006 and 2005 is summarized below:

	2007	2006	2005
	(Dollars in thousands)

Short-term debt, including current portion of long-term debt	$1,201	$404	$4,316
Long-term debt	36,913	34,364	12,675

Total debt	38,114	34,768	16,991
Shareholders’ equity	93,953	65,381	49,520

Total debt and shareholders’ equity (total capitalization)	$132,067	$100,149	$66,511

Percent total debt to total capitalization	29%	35%	26%
Percent long-term debt to equity	39%	53%	26%
Percent total debt to equity	41%	53%	34%

The weighted average annual interest rate on total debt at December 29, 2007 was 5.75%.

Total debt increased by $3,346,000 in 2007 ($15,945,000 was from borrowing related to the Rader acquisition and $10,000 was due to the foreign exchange effect on the translation of our foreign debt, partially offset by net debt reductions, excluding these items, of $12,609,000). Total debt increased by $17,777,000 in 2006 ($27,565,000 was from borrowing related to the Premier acquisition and $3,000,000 was from the note we issued in connection with the Gundlach acquisition, partially offset by $12,762,000 of net debt reductions, excluding these items, and $26,000 from the effect of a weaker U.S. dollar on the translation of our foreign debt).

Other Items

At the end of 2007 and 2006, our working capital was $52,242,000 and $28,962,000, and the ratio of our current assets to our current liabilities was 2.06 and 1.77. The increase in working capital at the end of 2007 was primarily due to a $16,815,000 increase in cash and cash equivalents. In 2007 and 2006, we utilized internally generated funds and our lines of credit to meet our working capital needs.

Net cash provided by operating activities was $27,048,000 in 2007, $18,988,000 in 2006 and $10,508,000 in 2005. The increase in operating cash flow in 2007 compared to 2006 was primarily due to higher net income, an increase in depreciation and amortization, a decrease in prepaid expenses and other current assets and a smaller increase in inventories than in 2006, partially offset by increases in accounts receivable and a smaller increase in accrued expenses and other current liabilities than in 2006. The increase in operating cash flow in 2006 compared to 2005 was primarily due to higher net income and increases in accrued expenses and other current liabilities and in depreciation and amortization, partially offset by higher increases in inventory and prepaid expenses and other current assets. Net income and depreciation and amortization were the principal components of cash provided by operating activities in all three years.

The average number of days to convert accounts receivable to cash was 45 days in 2007 compared to 50 days in 2006 and 60 days in 2005. The average number of days to convert inventory into cost of sales was 76 days in 2007 compared to 79 days in 2006 and 80 days in 2005.

Net cash used in investing activities was $18,969,000, $36,042,000 and $2,220,000 in 2007, 2006 and 2005. The cost of businesses acquired, net of cash received, was $16,339,000 in 2007, with $14,275,000 for the Rader acquisition, $1,414,000 for the Premier 338(h)(10) election and $650,000 for the Wuxi Chenghao acquisition, and $32,975,000 in 2006, with $25,858,000 for the Premier acquisition and $7,117,000 for the Gundlach acquisition. Capital expenditures were $2,265,000, $2,604,000 and $2,206,000 in 2007, 2006 and 2005. In the second quarter of 2007, we sold to a related party a building that we were leasing to that related party and received $428,000 in cash.

Net cash provided by financing activities in 2007 was primarily from the $15,945,000 borrowed to finance the Rader acquisition and from the exercise of stock options and the tax benefit associated therewith, partially offset by principal payments on the Company’s debt. Cash provided by financing activities in 2006 was primarily from the $27,565,000 borrowed to finance the Premier acquisition and from the exercise of stock options and the tax benefit associated therewith, partially offset by principal payments on the Company’s debt. Cash and short-term investments increased to $30,853,000 at the end of 2007 versus $14,038,000 at the end of 2006 and $15,051,000 at the end of 2005.

Shareholders’ equity increased $28,572,000 in 2007 to $93,953,000, of which $21,321,000 was from net income, $4,250,000 was from the issuance of common stock pursuant to restricted stock grants and the exercise of stock options and $3,237,000 was from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars, partially offset by an unrealized loss of $236,000 net of taxes on interest rate swaps.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this annual report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies which are difficult to predict. These risks and uncertainties include, but are not limited to, the risks set forth in Item 1A above under the heading “Risk Factors”. Many of the factors that will determine our future results are beyond the ability of management to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by any forward-looking statements that we may make. The forward-looking statements contained in this report include, but are not limited to, statements regarding our ability to find alternative suppliers for certain components, the effect of the expiration of our patents on our business, the expected time for shipments of our products to customers and the effect of this on our backlog, the development and expected time for the introduction of new products, our intent in 2008 to relocate Rader’s U.S. offices to our Jeffrey plant, the sufficiency of our facilities, the retention of all of our future earnings for use in our business, our ability to project business conditions based on trend indicators used by management, the effect of changes in foreign exchange rates on our business and the effect on our business of legal proceedings in which we are involved. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of December 29, 2007, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax earnings of approximately $442,000. This hypothetical reduction on transactional exposures is based on the difference between the December 29, 2007 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.

The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments (“TA”) within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in TA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $4,082,000, or 4.3% of our December 29, 2007 shareholders’ equity of $93,953,000.

Interest Rate Risk

We have credit facilities or loans that require us to pay interest at rates that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of interest rate swaps. As of December 29, 2007, we had total debt of $38,114,000, $4,364,000 of which was subject to fixed interest rates which ranged from 5.00% to 6.45%, $12,750,000 of which was subject to variable interest rates which ranged from 5.684% to 6.245% and $21,000,000 of which was variable rate debt subject to seven interest rate swaps with fixed interest rates which ranged from 4.925% to 6.095%, subject in the case of our variable rate debt and interest rate swaps to increases in the event our Debt Ratio exceeds certain specified levels at the end of any relevant measurement period, as described in the Citizens Loan Agreement. A 100 basis point increase in market interest rates on the $12,750,000 of variable rate debt would increase annual interest expense by approximately $128,000.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, since we acquired certain assets of Wuxi Chenghao on March 27, 2007 and all of the outstanding stock of Rader on September 14, 2007, our ability to effectively apply our disclosure controls and procedures to these acquired businesses is inherently limited by the short period of time that we have had to evaluate their operations.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 29, 2007 based upon the criteria set forth in a report entitled Internal Control — Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that, as of December 29, 2007, our internal control over financial reporting was effective.

On March 27, 2007, we purchased certain assets of Wuxi Chenghao, a privately-owned company in China. On September 14, 2007, we purchased all of the outstanding stock of Rader. For additional information regarding these acquisitions, please read Items 1 and 7 of this annual report on Form 10-K. As of December 29, 2007, Wuxi K-Tron Colormax, our new Chinese subsidiary which acquired certain of the assets of Wuxi Chenghao, represented approximately 1.2% of our total consolidated assets and Rader and its subsidiaries represented approximately 8.7% of our total consolidated assets. In addition, Wuxi K-Tron Colormax accounted for 0.6% of our consolidated revenues for the year ended December 29, 2007 and Rader and its subsidiaries accounted for 4.5% of our consolidated revenues for the year ended December 29, 2007.

Management has excluded Wuxi K-Tron Colormax and Rader, including its subsidiaries, from the scope of its report on internal control over financial reporting for the year ended December 29, 2007. Management is in the process of implementing our internal control structure over the operations of Wuxi K-Tron Colormax and Rader. Management expects that this effort will be completed in 2008. The assessment and documentation of internal controls requires a complete review of controls operating in a stable and effective environment.

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

We have audited K-Tron International, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). K-Tron International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on K-Tron International, Inc’s internal control over financial reporting based on our audit.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rader Companies, Inc., and its subsidiaries RC II, Inc., Rader Canada Company and Rader AB (collectively “Rader”), which was acquired on September 14, 2007, or Wuxi K-Tron Colormax Machinery Co., Ltd. (Wuxi), which acquired certain assets of a Chinese company on March 27, 2007, both of which are included in the 2007 consolidated financial statements of K-Tron International, Inc. Rader represented approximately 8.7% of total consolidated assets and 4.5% of total consolidated revenue as of and for the period ended December 29, 2007. Wuxi represented approximately 1.2% of total consolidated assets and 0.6% of total consolidated revenues as of and for the period ended December 29, 2007. Our audit of internal control over financial reporting for K-Tron International, Inc. also did not include an evaluation of the internal control over financial reporting of Rader and Wuxi.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, K-Tron International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K-Tron International, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005 and our report dated March 10 , 2008, expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s statement referring to the process of completing an assessment and implementing internal controls over Rader and Wuxi.

GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 10, 2008

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

The information called for by Item 13 of Form 10-K will be set forth under the captions “Certain Relationships and Related Transactions” and “Matters Concerning Directors — Affirmative Determination Regarding Director Independence and Other Corporate Governance Matters” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information called for by Item 14 of Form 10-K will be set forth under the caption “Independent Registered Public Accounting Firm and Audit-Related Matters” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.  The following consolidated financial statements are filed as part of this annual report on Form 10-K:

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	F-2
Consolidated Statements of Income for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005	F-3
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005	F-4
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005	F-5
Notes to Consolidated Financial Statements	F-6
List of Officers with an Employment Agreement
List of current directors and officers with an Indemnification Agreement
Subsidiaries
Consent of Grant Thornton LLP
Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14a)
Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14a)
Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

    2. Financial Statement Schedule.  The following consolidated financial statement schedule is filed as part of this annual report on Form 10-K:

Page

Schedule II — Valuation and Qualifying Accounts for the Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005	S-1

    3. Exhibits.  The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated as of October 5, 2006, by and among Robert B. Korbelik, individually, The Robert B. Korbelik Trust dated December 14, 1995, as amended July 20, 2000, and Premier Pneumatics, Inc., a Delaware corporation (Filed as Exhibit 2.1 to our report on Form 8-K dated September 29, 2006 and filed with the Securities and Exchange Commission on October 5, 2006 (“October 2006 Form 8-K”) and incorporated herein by reference)
3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 (“1998 Form 10-K”) and incorporated herein by reference)
3.2	Amended and Restated By-laws (Filed as Exhibit 3.1 to our report on Form 8-K dated December 18, 2007 and incorporated herein by reference)
4.1	Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K dated October 16, 2001 and incorporated herein by reference)
10.1	K-Tron International, Inc. 2006 Equity Compensation Plan (Filed as Exhibit 10.1 to our report on Form 8-K dated June 20, 2006 and incorporated herein by reference)**
10.2	K-Tron International, Inc. 2006 Equity Compensation Plan, as amended on May 11, 2007 (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference)**
10.3	K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**
10.4	Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.4 to our annual report on Form 10-K for the year ended December 29, 2001 and incorporated herein by reference)**

Exhibit
Number	Description

10.5	K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to our annual report on Form 10-K for the year ended January 4, 1992 and incorporated herein by reference)**
10.6	Amendment 2007-1 to the K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.4A to our annual report on Form 10-K for the year ended December 30, 2006 and incorporated herein by reference)**
10.7	Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**
10.8	Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**
10.9	Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick (Filed as Exhibit 10.9 to our annual report on Form 10-K for the year ended January 1, 2000 (“1999 Form 10-K”) and incorporated herein by reference)**
10.10	Form of Employment Agreement with our officers listed in Exhibit 10.11, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**
10.11	List of officers with an Employment Agreement in the form provided in Exhibit 10.10* **
10.12	Form of Indemnification Agreement with our current directors and officers listed in Exhibit 10.13, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to the 1999 Form 10-K and incorporated herein by reference)**
10.13	List of current directors and officers with an Indemnification Agreement in the form provided in Exhibit 10.12* **
10.14	Loan Agreement, dated as of September 29, 2006, among K-Tron International, Inc., K-Tron Investment Co., K-Tron Technologies, Inc., K-Tron America, Gundlach Equipment Corporation, Pennsylvania Crusher Corporation and Jeffrey Specialty Equipment Corporation, as Borrowers and the Financial Institutions referred to on the signature pages as Lenders and Citizens Bank of Pennsylvania, individually as a Lender and as Agent (Filed as Exhibit 10.1 to the October 2006 Form 8-K and incorporated herein by reference)
21.1	Subsidiaries*
23.1	Consent of Grant Thornton LLP*
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit

(b) Exhibits.  See Item 15(a) 3 above.

(c) Financial Statement Schedules.  See Item 15(a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRON INTERNATIONAL, INC.

By	EDWARD B. CLOUES, II
Date: March 12, 2008
Edward B. Cloues, II
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity

EDWARD B. CLOUES, II Edward B. Cloues, II	March 12, 2008	Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors

RONALD R. REMICK Ronald R. Remick	March 12, 2008	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

ALAN R. SUKONECK Alan R. Sukoneck	March 12, 2008	Vice President, Chief Accounting and Tax Officer (principal accounting officer)

NORMAN COHEN Norman Cohen	March 12, 2008	Director

ROBERT A. ENGEL Robert A. Engel	March 12, 2008	Director

EDWARD T. HURD Edward T. Hurd	March 12, 2008	Director

RICHARD J. PINOLA Richard J. Pinola	March 12, 2008	Director

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Fiscal Years Ended
December 29, 2007, December 30, 2006 and December 31, 2005
(With Report of Independent Registered Public Accounting Firm)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
K-Tron International, Inc.

We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. (a New Jersey corporation) and Subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing on page S-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Tron International, Inc. and Subsidiaries as of December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K-Tron International, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion.

GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 10, 2008

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 29,	December 30,
	2007	2006
	(Dollars in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$30,853	$14,038
Restricted cash	1,183	420
Accounts receivable, net of allowance for doubtful accounts of $1,065 and $852	30,987	23,364
Inventories, net	30,233	23,467
Costs and estimated earnings in excess of billings	2,801	—
Deferred income taxes	1,904	1,617
Prepaid expenses and other current assets	3,778	3,649

Total current assets	101,739	66,555

Property, plant and equipment, net of accumulated depreciation of $38,813 and $36,115	27,424	29,316
Patents, net of accumulated amortization of $1,531 and $1,398	1,496	1,457
Goodwill	27,385	24,094
Other intangibles, net of accumulated amortization of $1,729 and $1,026	22,320	17,762
Notes receivable and other assets	3,562	1,665
Deferred income taxes	192	147

Total assets	$184,118	$140,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,201	$404
Accounts payable	11,973	8,397
Accrued expenses and other current liabilities	16,517	11,618
Accrued commissions	3,923	3,009
Billings in excess of costs and estimated earnings	2,028	—
Customer advances	6,639	8,233
Income taxes payable	4,581	4,270
Deferred income taxes	2,635	1,662

Total current liabilities	49,497	37,593

Long-term debt, net of current portion	36,913	34,364
Deferred income taxes	3,286	3,583
Other non-current liabilities	469	75
Series B Junior Participating Preferred Shares, $0.01 par value
Authorized 50,000 shares; issued none	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 950,000 shares; issued none	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued 4,716,383 and 4,615,623 shares	47	46
Paid-in capital	24,568	20,319
Retained earnings	90,576	69,255
Accumulated other comprehensive income	6,276	3,275

	121,467	92,895
Treasury stock, 2,002,574 shares, at cost	(27,514)	(27,514)

Total shareholders’ equity	93,953	65,381

Total liabilities and shareholders’ equity	$184,118	$140,996

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Dollars in thousands, except share data)

Revenues:
Equipment and parts	$190,088	$139,174	$111,342
Services and freight	11,497	8,953	7,598
Other	92	—	—

Total revenues	201,677	148,127	118,940

Cost of revenues:
Equipment and parts	105,671	77,592	61,923
Services and freight	9,778	8,229	7,021

Total cost of revenues	115,449	85,821	68,944

Gross profit	86,228	62,306	49,996

Operating expenses:
Selling, general, and administrative	51,961	39,614	34,330
Research and development	2,389	2,262	2,449

	54,350	41,876	36,779

Operating income	31,878	20,430	13,217
Interest (expense), net	(1,736)	(1,049)	(1,016)

Income before income taxes	30,142	19,381	12,201
Income tax provision	8,821	6,509	4,919

Net income	$21,321	$12,872	$7,282

Basic earnings per share	$7.93	$4.95	$2.85
Diluted earnings per share	7.49	4.59	2.68
Weighted average common shares outstanding (basic)	2,688,000	2,600,000	2,555,000
Weighted average common and common equivalents shares outstanding (diluted)	2,848,000	2,804,000	2,719,000

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
Fiscal Years ended December 29, 2007, December 30, 2006 and December 31, 2005

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Total
	(Dollars in thousands, except share data)

Balance, January 1, 2005	4,530,416	$45	$18,204	$49,101	$5,723	2,002,574	$(27,514)	$45,559
Comprehensive income:
Net income	—	—	—	7,282	—	—	—	7,282
Translation adjustments	—	—	—	—	(4,235)	—	—	(4,235)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	35	—	—	35

Total comprehensive income								3,082

Issuance of stock	47,750	1	878	—	—	—	—	879

Balance, December 31, 2005	4,578,166	46	19,082	56,383	1,523	2,002,574	(27,514)	49,520
Comprehensive income:
Net income	—	—	—	12,872	—	—	—	12,872
Translation adjustments	—	—	—	—	1,849	—	—	1,849
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(97)	—	—	(97)

Total comprehensive income								14,624

Issuance of stock	37,457	—	1,237	—	—	—	—	1,237

Balance, December 30, 2006	4,615,623	46	20,319	69,255	3,275	2,002,574	(27,514)	65,381
Comprehensive income:
Net income	—	—	—	21,321	—	—	—	21,321
Translation adjustments	—	—	—	—	3,237	—	—	3,237
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(236)	—	—	(236)

Total comprehensive income								24,322

Issuance of stock	100,760	1	4,249	—	—	—	—	4,250

Balance, December 29, 2007	4,716,383	$47	$24,568	$90,576	$6,276	2,002,574	$(27,514)	$93,953

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(Dollars in thousands)

Operating activities:
Net income	$21,321	$12,872	$7,282
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(92)	—	—
Depreciation and amortization	5,573	4,634	3,868
Non-cash compensation	453	337	175
Deferred income taxes	344	240	390
Changes in assets and liabilities-net of business combinations:
Accounts receivable, net	(1,466)	468	1,794
Inventories, net	(833)	(3,184)	(925)
Prepaid expenses and other current assets	571	(1,177)	(291)
Other assets	125	275	341
Accounts payable	(769)	699	273
Accrued expenses and other current liabilities	1,821	3,824	(2,399)

Net cash provided by operating activities	27,048	18,988	10,508

Investing activities:
Proceeds from disposition of assets	428	—	—
Businesses acquired, net of cash acquired	(16,339)	(32,975)	—
Capital expenditures	(2,265)	(2,604)	(2,206)
Restricted cash	(763)	(420)	—
Other	(30)	(43)	(14)

Net cash used in investing activities	(18,969)	(36,042)	(2,220)

Financing activities:
Net repayments under notes payable to banks	—	(804)	(1,296)
Proceeds from issuance of long-term debt	24,130	38,065	—
Principal payments on long-term debt	(20,794)	(22,510)	(4,476)
Tax benefit from stock option exercises	2,076	289	132
Proceeds from issuance of common stock	1,333	133	474

Net cash provided by (used in) financing activities	6,745	15,173	(5,166)

Effect of exchange rate changes on cash and cash equivalents	1,991	868	(514)

Net increase (decrease) in cash and cash equivalents	16,815	(1,013)	2,608
Cash and cash equivalents:
Beginning of year	14,038	15,051	12,443

End of year	$30,853	$14,038	$15,051

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,166	$937	$1,097
Income taxes	6,057	5,858	4,240
Business acquired through buyer notes	$446	$3,000	$—

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2007, December 30, 2006 and December 31, 2005

(1)	Nature of Operations

K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”) design, produce, market and service material handling equipment and systems for a wide variety of industrial markets. The Company has manufacturing facilities in the United States, Switzerland, the United Kingdom and the People’s Republic of China, and its equipment is sold throughout the world.

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

The Company’s fiscal year is reported on a fifty-two/fifty-three week period. Each of the fiscal years ended December 29, 2007 (referred to herein as 2007), December 30, 2006 (referred to herein as 2006) and December 31, 2005 (referred to herein as 2005) was a fifty-two week period.

(c)	Cash and Cash Equivalents and Restricted Cash

All cash equivalents represent highly liquid, interest-bearing investments purchased with original maturities of three months or less. Restricted cash represents cash reserves that secure outstanding letters of credit. The Company had $29,353,000 and $11,881,000 of unrestricted cash and cash equivalents in foreign bank accounts as of December 29, 2007 and December 30, 2006.

(d)	Inventories

Inventories are stated at the lower of cost or market and are accounted for using the first-in, first-out method. The Company monitors inventory values and writes down its inventories for estimated obsolescence based upon analysis of historical data, product changes, market conditions and assumptions about future product demand.

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost and are depreciated on a straight-line basis over the following estimated useful lives: buildings and improvements, 7 to 50 years; automotive equipment, 3 years; machinery and equipment, 3 to 12 years; and furniture and equipment, including computer equipment and software, 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the applicable leases.

(f)	Patents

Patents are stated at cost less accumulated amortization. The costs of patents are amortized on a straight-line basis over their remaining economic lives, but in no event longer than their remaining legal lives, the longest of which is 17 years.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

(i)	Revenue Recognition and Allowance for Doubtful Accounts

The Company generally recognizes revenue when the following criteria are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed or determinable.

•	Collectibility is reasonably assured.

Equipment sales generally start with selection by a customer from a series of standard products which are then either slightly modified or combined with other standard or slightly modified products and parts in order to meet the customer’s specific needs. Sales orders may include post-shipment start-up assistance or training, which is not recorded as revenue in accordance with Emerging Issues Task Force Issue No. 00-21 until the service is performed. Revenue from equipment and parts sales is recognized upon delivery and at the point where risk of ownership and title to the product transfers to the customer except in those few cases where customer inspection is still required. In those cases, revenue is not recorded until acceptance is obtained. Cost of revenues is recorded in the period in which the related revenue is recognized. There are certain transactions (“bill and hold”) where revenue is recognized prior to shipment in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy”. Revenue for bill and hold transactions is recorded prior to shipment only when the following conditions are met:

•	Risk of ownership has passed to the buyer.

•	The buyer has made a fixed commitment to purchase the goods in writing.

•	The buyer requested the transaction to be on a bill and hold basis.

•	There is a fixed and reasonable delivery date.

•	No specific performance obligations by the seller remain.

•	The goods are segregated from other inventory and not available to others.

•	The product is complete and ready for shipment.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In addition, the Company also considers the following factors:

•	The date by which the Company expects payment and whether the Company has modified its normal billing and credit terms to the buyer.

•	The Company’s history with bill and hold transactions.

•	The buyer must bear risk of loss.

•	The Company’s custodial function is insurable and insured.

•	The business reasons for the bill and hold arrangement have not introduced a contingency to the buyer’s fixed commitment to purchase the goods.

Prior to the September 14, 2007 acquisition of Rader Companies, Inc. (“Rader”) detailed in Note 3, Acquisitions, Rader used the proportional performance method of accounting for most of its fixed priced contracts. With this accounting treatment, performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provisions for estimated losses, if any, are made in the period such losses are determined. Revenues recognized in excess of amounts billed are classified as current assets under “costs and estimated earnings in excess of billings”. Amounts billed to customers in excess of revenues recognized to date are classified as current liabilities under “billings in excess of costs and estimated earnings”. Contracts entered into after the September 14, 2007 closing are accounted for on the completed contract method instead of the proportional performance method of accounting. The completed contract method is consistently used in all of the Company’s businesses.

The allowance for doubtful accounts is maintained at an adequate level to absorb losses in the Company’s accounts receivable. Company management continually monitors the accounts receivable for collectibility issues. An allowance for doubtful accounts is established based on review of individual customer accounts, recent loss experience, current economic conditions and other pertinent factors. Accounts deemed uncollectible are charged to the allowance. Provisions for doubtful accounts and recoveries on accounts previously charged off are added to the allowance.

(j)	Research and Development

Expenditures for research, development and engineering of products are expensed as incurred.

(k)	Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current rates of exchange at year-end. Revenues and expenses are translated at average rates prevailing during the year. The Company recognized a foreign currency transaction loss of approximately $51,000 in 2007 and gains of approximately $43,000 in each of 2006 and 2005. These transaction gains or losses are recorded within selling, general and administrative expense in the Company’s income statement.

Translation gains and losses are recorded as a separate component of shareholders’ equity.

(l)	Share-Based Compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment”, effective January 1, 2006. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of share-based compensation awards, including stock grants and options.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and it did not recognize compensation expense in its income

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

statement for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. However, the Company did record compensation expense related to restricted stock grants based on the market value of its common stock at the date of grant and the vesting period of the grant. As required by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company also provided certain pro forma disclosures for stock option awards as if the fair value-based approach of SFAS No. 123 had been applied.

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

For 2007, the Company did not have any prospective cost of stock option compensation to be expensed. As a result of the adoption of SFAS No. 123(R), the Company’s 2006 financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

2006
(In thousands,
except per share)

Income from continuing operations before income taxes	$62
Net income	$38
Basic earnings per share	$0.01
Diluted earnings per share	$0.01

The Company issued 9,000 shares of restricted common stock in May of each of 2007, 2006 and 2005, with each grant vesting on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at the date of grant, which was $93.50 per share in 2007, $51.50 per share in 2006 and $30.34 per share in 2005. There were no stock options granted in 2006 or 2007, and options for 4,000 shares at market value were granted to non-employee directors in 2005.

The following table illustrates the effect on net income and net income per common share in 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option compensation in that year:

2005
(In thousands,
except per share)

Net income — as reported	$7,282
Deduct stock option employee and director compensation expense determined, net of related tax effect	(126)

Net income — pro forma	7,156
Basic earnings per share — as reported	2.85
Basic earnings per share — pro forma	2.80
Diluted earnings per share — as reported	2.68
Diluted earnings per share — pro forma	2.63

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For pro forma disclosure purposes, the fair value of each stock option granted in 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 32.77%; risk-free interest rate of 3.77%; and expected life of 6.00 years.

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

(n)	Derivative Instruments

The Company has entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt. Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability. The actual interest expense incurred, inclusive of the effect of the hedge in the current period, is recorded in the consolidated statement of income.

(o)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods covered thereby. Actual results could differ from these estimates. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: determinations of the useful lives of assets, estimates of allowances for doubtful accounts, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the realizability of deferred tax assets, inventory reserves, warranty reserves and legal contingencies.

(p)	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. Interpretation 48, which clarified SFAS No. 109, “Accounting for Income Taxes”, established the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. Interpretation 48 was effective for fiscal years beginning after December 15, 2006, and was adopted by the Company effective December 31, 2006. On initial application, Interpretation 48 was applied to all tax positions for which the statute of limitations remained open. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized and, with respect to later dates, only those that met or meet the threshold on those later dates have been or will be recognized at those dates. The Company is subject to income taxes in the U.S. federal jurisdiction and also in various state, local and foreign jurisdictions. Tax laws and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S. income tax examinations by tax authorities for years before 2004. The Company recognizes interest accrued related to uncertain tax liabilities in interest expense and recognizes penalties in operating expenses. The Company had accrued approximately

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

$153,000 for the payment of interest and penalties at December 30, 2006 and added an additional $28,000 in 2007. The adoption of Interpretation 48 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years and interim periods beginning after November 15, 2007. The adoption of SFAS No. 159 by the Company effective December 30, 2007 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141R requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company is evaluating the impact that the adoption of SFAS No. 141R will have on its process of analyzing business combinations.

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

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

On October 5, 2006, the Company purchased all of the outstanding stock of Premier Pneumatics, Inc. (“Premier”), and the financial results of that company have been included in the Company’s consolidated financial statements since that date. The preliminary purchase price was $27,565,000, all of which was paid in cash, including $2,000,000 held in escrow. The final purchase price of $27,453,000 included a $112,000 adjustment paid to the Company based on Premier’s net working capital as of the closing date. In February 2007, the Company also made a preliminary payment of $1,567,000 to the seller in connection with the Company’s Internal Revenue Code section 338(h)(10) election (“Premier 338(h)(10) election”) with respect to this acquisition. The amount owed to the seller under the Premier 338(h)(10) election was finalized in April 2007 and reduced by $153,000 to $1,414,000, and the seller returned $153,000 to the Company. The Company borrowed the full purchase price (see Note 8 — Notes Payable to Banks and Other Long-Term Debt). Premier did not have any bank debt at the time of purchase.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The excess of the purchase price, including the working capital adjustment, over the carrying value of the identifiable net assets acquired was $27,137,000, which was allocated as follows:

	Useful Life	2006
		(In thousands)

Property, plant and equipment	Various	$2,327
Goodwill	Indefinite	20,010
Customer relationships	10 years	2,200
Tradenames	Indefinite	2,600

		$27,137

The final purchase price of $27,453,000 was allocated as follows:

2006
(In thousands)

Cash	$1,595
Accounts receivable	2,291
Inventories	2,266
Other current assets	47
Property, plant and equipment	3,455
Goodwill	20,010
Customer relationships	2,200
Tradenames	2,600
Accounts payable	(833)
Accrued expenses and other current liabilities	(6,178)

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

On March 27, 2007, the Company purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China (“China”). The purchased assets were transferred from the seller to Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”), a newly-created Wholly Foreign-Owned Enterprise which the Company established in connection with this transaction, and the financial results of Wuxi K-Tron Colormax have been included in the Company’s consolidated financial statements since that date. The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with one of Wuxi Chenghao’s owners, could be as much as approximately $3,500,000. In 2007, the Company recorded $1,152,000 of goodwill as part of acquiring the Wuxi Chenghao assets.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On September 14, 2007, the Company purchased all of the outstanding stock of Rader, and the financial results of Rader have been included in the Company’s consolidated financial statements since that date. The preliminary purchase price was $15,945,000, all of which was paid in cash, including $2,300,000 held in escrow. The Company borrowed the full amount of the purchase price under its existing U.S. revolving credit facility (see Note 8 — Notes Payable to Banks and Other Long-Term Debt). The final purchase price of $17,632,000 included a $1,687,000 adjustment based upon Rader’s increase in net working capital between January 1, 2007 and the September 14, 2007 closing date, which adjustment was paid to the sellers on February 5, 2008. At the sellers’ direction, $3,798,000 of the purchase price was delivered to Rader on the closing date to satisfy indebtedness owed to Rader by two other unrelated companies also owned by the sellers. This cash, together with other cash of Rader, was then used to pay off all of Rader’s bank debt, which amounted to approximately $3,832,000.

The excess of the purchase price, including the working capital adjustment, over the carrying value of the identifiable net assets acquired was $7,781,000, which was allocated as follows:

	Useful Life	2007
		(In thousands)

Patents	10 years	$200
Goodwill	Indefinite	2,294
Customer relationships	10 years	2,700
Drawings	25 years	1,160
Tradenames	Indefinite	1,400
Other Asset	4 months	27

		$7,781

The purchase price of $15,945,000, after being reduced by the $2,300,000 escrow and increased by the $1,687,000 working capital adjustment, for an adjusted purchase price of $15,332,000, was allocated as follows:

2007
(In thousands)

Cash	$1,670
Accounts receivables, net	5,207
Inventories, net	5,084
Costs in excess of billings, net of billings in excess of costs	1,568
Other current assets	531
Property, plant and equipment	52
Patents	200
Goodwill	2,294
Customer relationships	2,700
Drawings	1,160
Tradenames	1,400
Accounts payable	(2,821)
Accrued expenses and other current liabilities	(3,713)

$15,332

Customer relationships, drawings and tradenames are included in other intangibles in the consolidated balance sheet.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The above allocations are based on a preliminary valuation of Rader’s assets and liabilities, which allocations may change when the final valuation is completed.

Pro forma revenues, net income and diluted earnings per share as if the acquisition of Rader had occurred at the beginning of 2006 are not presented, since the information is not material to the consolidated financial statements.

(4)	Inventories

Inventories consist of the following:

	2007	2006
	(In thousands)

Components	$22,759	$18,697
Work-in-process	8,480	5,580
Finished goods	775	739
Inventory reserves	(1,781)	(1,549)

	$30,233	$23,467

Fixed production overheads are allocated to inventory based on normal capacity of the production facility. Unallocated overheads are recognized as an expense in the period incurred.

(5)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2007	2006
	(In thousands)

Land	$2,011	$1,946
Buildings and improvements	27,846	27,161
Automotive equipment	304	400
Machinery and equipment	18,739	18,685
Furniture and equipment, including computer equipment and software	17,337	17,239

	66,237	65,431
Less accumulated depreciation and amortization	(38,813)	(36,115)

	$27,424	$29,316

Depreciation of property, plant and equipment for 2007, 2006 and 2005 was $4,680,000, $4,047,000 and $3,453,000.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(6)	Intangible Assets

Intangible assets consist of the following (in thousands):

	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Patents	$3,027	$1,531	$2,855	$1,398
Drawings	6,140	754	4,980	545
Customer relationships	11,299	975	8,598	481

	$20,466	$3,260	$16,433	$2,424

Unamortized intangible assets
Trademarks and tradenames	$6,610		$5,210

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of the issuance of a patent) over the expected periods of benefit, which range from 10 to 50 years. The weighted average life of the amortizable intangible assets is 26 years (14 years for patents, 25 years for drawings and 28 years for customer relationships). The amortization expense of intangible assets was $893,000 for 2007, $587,000 for 2006 and $415,000 for 2005.

Future annual amortization of intangible assets is as follows:

Amount
(In thousands)

Fiscal year:
2008	$1,112
2009	1,112
2010	1,112
2011	1,112
2012	1,112
Thereafter	11,646

$17,206

(7)	Accrued Warranty

The Company offers a one-year product warranty on a majority of its products. Warranty is accrued as a percentage of sales, based upon historical experience, on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for 2007 and 2006.

	2007	2006
	(In thousands)

Beginning balance	$1,538	$989
Accrued warranty of acquired businesses	258	265
Accrual of warranty expense	2,127	1,439
Warranty costs incurred	(1,775)	(1,187)
Foreign exchange adjustment	46	32

Ending balance	$2,194	$1,538

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(8)	Notes Payable to Banks and Other Long-Term Debt

On September 29, 2006, in connection with the anticipated October 5, 2006 Premier acquisition, the Company, along with its U.S. subsidiaries (the “Borrowers”), entered into a Loan Agreement (the “Citizens Loan Agreement”) with Citizens Bank of Pennsylvania (“Citizens”).

The Citizens Loan Agreement provides the Borrowers with a five-year, $50,000,000 unsecured revolving line of credit facility (the “Revolving Credit Facility”), of which up to an aggregate of $10,000,000 may be used for letters of credit. The Citizens Loan Agreement terminates on September 29, 2011. The Borrowers entered into the Citizens Loan Agreement to (i) refinance certain indebtedness of the Borrowers with two other banks, (ii) provide for future working capital requirements and other general corporate purposes and (iii) fund permitted acquisitions, including the acquisition of Premier.

The interest rate on revolving loans under the Citizens Loan Agreement can be based on either the prime rate or 1, 2, 3 or 6-month LIBOR, as selected by the Borrowers. Prime rate loans bear interest at a fluctuating rate per annum equal to the prime rate of interest announced by Citizens from time to time less a percentage ranging from 0.25% to 1.00%, depending on the ratio of the Company’s funded debt to its adjusted earnings before interest expense, tax expense, and depreciation and amortization expenses for the most recent measurement period (the “Debt Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to LIBOR for the selected interest rate period plus a percentage ranging from 0.875% to 1.625%, depending on the Debt Ratio.

The Borrowers are obligated to pay a fee for any unused borrowings under the Revolving Credit Facility equal to (i) a percentage ranging from 0.125% to 0.20%, depending on the level of the Debt Ratio, times (ii) the average unused portion of the Revolving Credit Facility.

The Citizens Loan Agreement is unsecured, except that the lenders have been given a pledge of 65% of the equity interests of the following foreign subsidiaries of the Company: K-Tron (Schweiz) AG, K-Tron Colormax Limited, K-Tron PCS Limited, Rader Canada Company and Rader AB. The Citizens Loan Agreement contains financial and other covenants, including a minimum fixed charge coverage ratio, a minimum net worth and a maximum Debt Ratio, and includes limitations on, among other things, liens, acquisitions, consolidations, sales of assets, incurrences of debt and capital expenditures. As of December 29, 2007, the Company was in compliance with these covenants and limitations. If an event of default, such as non-payment or failure to comply with a covenant, were to occur under the Citizens Loan Agreement, and subject to any applicable grace period, the lenders would be entitled to declare all amounts outstanding under the facility immediately due and payable.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 29, 2007, the total borrowing under the Revolving Credit Facility was $33,750,000, with interest payable at the following rates on the following principal amounts for the periods ending on the dates indicated:

			Expiration of
			Interest Rate	Per Annum
			Period	Rate

One-month LIBOR loan	$2,250,000	*	12/31/2007	5.684%
Six-month LIBOR loan	4,000,000	**	1/31/2008	6.245%
Six-month LIBOR loan	5,000,000		3/31/2008	5.944%
Six-month LIBOR loan	1,500,000		4/30/2008	5.707%
Eighteen-month interest rate swap	2,000,000		5/31/2009	4.985%
Two-year interest rate swap	2,000,000		9/24/2009	5.605%
Three-year interest rate swap	5,000,000		10/13/2009	6.085%
Two-year interest rate swap	3,000,000		10/31/2009	5.385%
Two-year interest rate swap	2,000,000		11/30/2009	4.925%
Three-year interest rate swap	2,000,000		9/24/2010	5.665%
Four-year interest rate swap	5,000,000		10/13/2010	6.095%

	$33,750,000

*	At its December 31, 2007 expiration, this loan was replaced by a $2,250,000 six-month LIBOR loan at 5.593% per annum through June 30, 2008.

**	At its January 31, 2008 expiration, this loan was replaced by a $1,700,000 one-month LIBOR loan at 4.156% per annum through February 29, 2008, and the balance of $2,300,000 was paid off.

In 2006 and 2007, the Company entered into various interest rate swaps with Citizens, and there were seven swaps outstanding at December 29, 2007. The seven swaps fix the interest rates for the swap periods on $21,000,000 of loans, with fixed rates ranging from 4.925% to 6.095% (subject to any change in such rates required by a change in the Debt Ratio at the end of any relevant measurement period). The swaps expire on various dates from May 31, 2009 to October 13, 2010. The Company entered into the swaps in order to minimize its risk of exposure to interest rate increases. As of December 29, 2007, a swap liability of $469,000 is included in other non-current liabilities. The unrealized loss, net of tax, on the interest rate swaps was $281,000 at December 29, 2007 and is reflected in accumulated other comprehensive income. As of December 30, 2006, a swap liability of $75,000 is included in other non-current liabilities. The unrealized loss, net of tax, on the interest rate swaps was $45,000 at December 30, 2006 and is reflected in accumulated other comprehensive income.

In connection with the March 3, 2006 acquisition of Gundlach, the Company issued as part of the purchase price a $3,000,000 unsecured, promissory note bearing interest payable quarterly at 5% per annum and with the principal payable in three equal installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010.

At December 29, 2007, the Company’s Swiss subsidiary had separate credit facilities totaling 14,200,000 Swiss francs (approximately $12,593,000) with three Swiss banks. This Swiss subsidiary’s real property in Switzerland, with a book value of $5,966,000, is pledged as collateral. As of December 29, 2007, there were no borrowings under any of these credit facilities, although 3,473,000 Swiss francs (approximately $3,080,000) of availability was being utilized for bank guarantees on behalf of the Swiss subsidiary related to customer orders.

As of December 29, 2007, one of the Company’s U.S. subsidiaries had a mortgage loan with an outstanding balance of $1,364,000. Annual interest is 6.45%, and the loan is payable in equal monthly principal and interest installments of $23,784, with a final payment of $1,038,000 plus interest due on August 1, 2009. Fixed assets with a book value of $1,488,000 as of December 29, 2007 are pledged as collateral.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Long-term debt consists of the following:

	2007	2006
	(In thousands)

U.S. revolving line of credit	$33,750	$30,000
U.S. mortgage	1,364	1,553
U.S. term notes	3,000	3,000
Other	—	215

	38,114	34,768
Less current portion	(1,201)	(404)

Total long-term debt, net of current portion	$36,913	$34,364

Future annual principal payments required on long-term debt are as follows:

Amount
(In thousands)

Fiscal year:
2008	$1,201
2009	2,163
2010	1,000
2011	33,750
2012	—

$38,114

(9)	Employee Benefit Plans

The Company has thrift plans for all U.S. employees. The Company made matching contributions to employee accounts in these thrift plans equal to 100% of each employee participant’s contributions up to a maximum of 3% to 6% of such employee’s compensation for each of 2007, 2006 and 2005, depending on the plan and subject to any applicable legal maximums, with Company contributions being vested when made except in the case of the Gundlach plan and except that the Premier and Rader thrift plans did not have a Company match. The Gundlach and Premier plans were also profit-sharing plans, and there were company contributions under this part of these plans. The Company expense associated with the thrift and profit sharing plans for U.S. employees for 2007, 2006 and 2005 was $1,177,000, $1,139,000 and $681,000.

As of December 31, 2006, the Gundlach profit sharing and thrift plan was terminated, and all of the employees became fully vested in their fund balances which were transferred to one of two K-Tron thrift plans. As of December 31, 2007, the Premier profit sharing and thrift plan was terminated, and all the employees became fully vested in the fund balances which were transferred to one of two K-Tron thrift plans.

Substantially all foreign employees participated in defined contribution group pension plans in 2007, 2006 and 2005. Contributions were paid by the employee and employer at percentages that varied according to age and other factors. The foreign pension expense for 2007, 2006 and 2005 was $1,004,000, $983,000 and $1,037,000.

(10)	Shareholders’ Equity and Share Compensation Plans

In 2001, the board of directors determined the rights on 50,000 shares of the authorized preferred stock as the Series B Junior Participating Preferred Shares (the “Series B Preferred Shares”). Each one one-hundredth of a share of the Series B Preferred Shares carries voting and dividend rights that are equivalent to one share of the common stock. These voting and dividend rights are subject to adjustment in the event of a dividend on the common stock

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

that is payable in common stock or upon the occurrence of any subdivision or combination with respect to the outstanding shares of the common stock. The board of directors had not determined the rights on the remaining 950,000 shares of the authorized preferred stock as of December 29, 2007.

The Company’s 1986 Stock Option Plan, as amended, expired in January 1996, and the last outstanding option grant under that plan was exercised in 2005. The Company’s 1996 Equity Compensation Plan, as amended (the “1996 plan”), expired on May 9, 2006. As of December 29, 2007, sixteen employees and three nonemployee directors held outstanding options under the 1996 plan, all of which were exercisable, for an aggregate of 193,450 shares of common stock at exercise prices per share ranging from $12.20 to $30.34 and with a weighted average exercise price per share of $15.52. These options expire at various times through 2015. Options for an aggregate of 50,000 shares were incentive stock options, and options for a total of 143,450 shares were nonqualified stock options. All stock options under the 1996 plan were issued with an exercise price per share equal to the fair market value of a share of common stock on the date that the option was granted.

During each of 2006 and 2005, the Company issued 9,000 shares of restricted common stock under the 1996 plan. Each of these restricted stock grants vests on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at date of grant, which was $51.50 per share in 2006 and $30.34 per share in 2005.

On May 12, 2006, the shareholders of the Company approved a new 2006 Equity Compensation Plan (as amended, the “2006 plan”). The 2006 plan provides that grants may be made in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock awards, (iv) stock units, (v) stock appreciation rights (“SARs”), (vi) dividend equivalents and (vii) other stock-based awards. The 2006 plan authorizes up to 200,000 shares of common stock for issuance, subject to adjustment in certain circumstances. If and to the extent options and SARs granted under the 2006 plan terminate, expire or are cancelled, forfeited, exchanged or surrendered without being exercised or if any stock awards, stock units or other stock-based awards are forfeited or terminated, the shares subject to such grants will become available again for purposes of the plan. The 2006 plan is administered by the Compensation and Human Resources Committee of the Company’s board of directors. However, the board will approve and administer all grants, if any, made to non-employee directors. The committee has the authority to (i) determine the individuals to whom grants will be made under the 2006 plan, (ii) determine the type, size, terms and conditions of the grants, (iii) determine when grants will be made and the duration of any applicable exercise or restriction period, including the criteria for exercisability and the acceleration of exercisability, (iv) amend the terms and conditions of any previously issued grant, subject to certain limitations and (v) deal with any other matters arising under the plan. All employees of the Company and its subsidiaries and all non-employee directors of the Company are eligible to receive grants under the 2006 plan.

During 2007, the Company issued 9,000 shares of restricted common stock under the 2006 plan. Each of these restricted stock grants vests on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at date of grant, which was $93.50 per share.

The Compensation and Human Resources Committee of the Company’s board of directors also serves as the committee that administers the 1996 plan. That committee determined the recipient and term of each option and restricted stock grant awarded under the 1996 plan as well as the exercise price of all options.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option activity for the plans referred to above for 2005, 2006 and 2007 is as follows:

		Weighted
		Average		Weighted Average
		Option	Aggregate	Remaining Contractual
	Shares	Exercise	Intrinsic	Terms (in years)
	Under	Price	Value	Options	Options
	Option	per Share	($000)	Outstanding	Exercisable

Balance, January 1, 2005	349,167	$14.66		4.60	3.79
Granted	4,000	30.34
Cancelled/Forfeited	(750)	12.20
Exercised	(38,750)	12.21

Balance, December 31, 2005	313,667	15.17		3.79	3.00
Exercised	(28,457)	14.89

Balance, December 30, 2006	285,210	15.20		2.96	3.01
Exercised	(91,760)	14.51

Balance, December 29, 2007	193,450	$15.52	$20,212	2.49	2.49

The aggregate intrinsic value at December 29, 2007 represents (i) the difference between the Company’s closing stock price of $120.00 at December 29, 2007 and the weighted average option exercise price per share on that date of $15.52 multiplied by (ii) the number of shares under outstanding options on that date.

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

(12)	Income Taxes

Following are the domestic and foreign components of income before income taxes:

	2007	2006	2005
	(In thousands)

United States	$16,957	$12,756	$8,456
Foreign	13,185	6,625	3,745

Income before income tax	$30,142	$19,381	$12,201

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The income tax provision consists of the following:

	2007	2006	2005
	(In thousands)

Current:
Federal and state	$5,677	$4,638	$3,259
Foreign	2,800	1,635	1,292

Total current	8,477	6,273	4,551

Deferred:
Federal and state	244	124	247
Foreign	100	112	121

Total deferred	344	236	368

Total income tax provision	$8,821	$6,509	$4,919

Significant components of the deferred tax assets and liabilities at December 29, 2007 and December 30, 2006 were as follows:

	2007	2006
	(In thousands)

Deferred tax assets
Fixed assets and intangibles	$66	$26
Accrued liabilities	717	763
Net operating loss carryforwards	635	430
Inventory basis differences	820	661
Foreign tax credit carryforwards	216	216
Other	426	282

	2,880	2,378

Valuation allowance	(784)	(614)

Total assets	2,096	1,764

Deferred tax liabilities
Depreciation	(4,799)	(4,141)
Other	(1,122)	(1,104)

Total liabilities	(5,921)	(5,245)

Net deferred tax liability	$(3,825)	$(3,481)

Foreign and U.S. state operating loss carryforwards as of December 29, 2007 were $730,000 and $5,895,000. Foreign operating losses have an unlimited carryforward period. U.S. state operating losses expire at various times through 2013.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company has established valuation allowances for its United Kingdom, Singapore and state net operating loss carryforwards and certain other deferred tax assets for which realization is dependent on future taxable earnings.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:

	2007	2006	2005
	(In thousands)

Income tax provision on income before income tax at statutory federal income tax rates	$10,248	$6,783	$4,148
Increase in incremental tax rate to 35%	8	69	—
Foreign tax rate differential	(1,592)	(598)	(304)
State tax net of federal benefit	351	454	340
U.S. and foreign permanent tax differences	(116)	(195)	(250)
Changes in valuation allowance	(15)	(29)	(96)
Increase (decrease) in tax reserve, net	(63)	25	190
Foreign cash repatriation rate differential	—	—	891

Income tax provision	$8,821	$6,509	$4,919

The Company repatriated $10,000,000 of foreign earnings in the fourth quarter of 2005. A charge of $891,000 related to the repatriation was accrued in the fourth quarter of 2005 and is included in the income tax provision in the accompanying consolidated statement of income for 2005.

The Company increased its tax reserve in 2005 primarily due to an increase in the provision for state tax audits.

(13)	Related Party Transactions

During 2007, 2006 and 2005, the Company sold equipment to two entities in which it has a cost method investment. Sales to these two entities during 2007, 2006 and 2005 were $2,898,000, $1,755,000 and $1,839,000, with balances of $945,000, $314,000 and $348,000 in accounts receivable from these entities at December 29, 2007, December 30, 2006 and December 31, 2005. The Company leases a facility in China from a company that is owned by Wuxi K-Tron Colormax’s general manager. The rent is RMB 46,000 per month (approximately $6,000) and payable through March 2012.

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

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s Basic and Diluted Earnings per Share are calculated as follows:

	Net income
	Available
	to Common		Earnings
	Shareholders	Shares	per Share

2007:
Basic	$21,321,000	2,688,000	$7.93
Common share equivalent of options outstanding	—	160,000	(0.44)

Diluted	$21,321,000	2,848,000	$7.49

2006:
Basic	$12,872,000	2,600,000	$4.95
Common share equivalent of options outstanding	—	204,000	(0.36)

Diluted	$12,872,000	2,804,000	$4.59

2005:
Basic	$7,282,000	2,555,000	$2.85
Common share equivalent of options outstanding	—	164,000	(0.17)

Diluted	$7,282,000	2,719,000	$2.68

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

As of December 29, 2007, future minimum payments under operating leases having noncancellable terms in excess of one year are summarized below (in thousands):

Operating
Leases

2008	$1,401
2009	972
2010	338
2011	111
2012	19
Thereafter	—

$2,841

Rent expense for 2007, 2006 and 2005 was $1,458,000, $1,265,000 and $1,242,000.

At December 29, 2007, the Company had employment contracts with six executives. Except in one case when two years’ advance notice is required, these contracts may be terminated by the Company with one year’s advance notice. Under the agreements, each individual is guaranteed minimum compensation over the contract period. As of December 29, 2007, the estimated future obligation under these contracts if all of them were to be terminated on that date was $2,075,000.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For 2007, 2006 and 2005, the following table sets forth the Company’s geographic information:

	Americas	EMEA/Asia	Eliminations	Consolidated
	(In thousands)

2007:
Revenues:
Sales to unaffiliated customers	$133,708	$67,969	$—	$201,677
Sales to affiliates	4,858	5,710	(10,568)	—

Total sales	138,566	73,679	(10,568)	201,677

Operating income	19,224	12,685	(31)	31,878
Interest expense				(1,736)

Income before income taxes				30,142

Capital expenditures	1,193	1,072		2,265
Depreciation and amortization expense	3,964	1,609		5,573
Total assets	123,473	60,645		184,118
2006:
Revenues:
Sales to unaffiliated customers	97,138	50,989	—	148,127
Sales to affiliates	3,338	3,503	(6,841)	—

Total sales	100,476	54,492	(6,841)	148,127

Operating income	13,967	6,547	(84)	20,430
Interest expense				(1,049)

Income before income taxes				19,381

Capital expenditures	2,129	475		2,604
Depreciation and amortization expense	3,135	1,499		4,634
Total assets	98,616	42,380		140,996
2005:
Revenues:
Sales to unaffiliated customers	73,748	45,192	—	118,940
Sales to affiliates	2,606	3,040	(5,646)	—

Total sales	76,354	48,232	(5,646)	118,940

Operating income	9,682	3,461	74	13,217
Interest expense				(1,016)

Income before income taxes				12,201

Capital expenditures	1,239	967		2,206
Depreciation and amortization expense	2,426	1,442		3,868
Total assets	59,902	29,208		89,110

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For 2007, 2006 and 2005, the following table sets forth revenues from external customers:

	2007	2006	2005
	(In thousands)

Americas
U.S.	$104,615	$81,771	$62,808
All others	29,093	15,367	10,940

Total	133,708	97,138	73,748

EMEA/Asia
China	6,812	2,222	1,368
France	3,528	3,358	4,525
Germany	11,108	14,212	8,728
Great Britain	9,286	7,715	7,186
Netherlands	7,727	1,225	1,621
All others	29,508	22,257	21,764

Total	67,969	50,989	45,192

	$201,677	$148,127	$118,940

(17)	Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly financial data for 2007 and 2006 (in thousands, except per share data):

	2007 by Quarter
	First	Second	Third	Fourth

Revenues	$46,884	$47,566	$48,172	$59,055
Gross profit	19,639	20,557	20,115	25,917
Net income	4,879	5,253	4,930	6,259
Basic earnings per share	1.83	1.96	1.83	2.31
Diluted earnings per share	1.72	1.84	1.72	2.18

	2006 by Quarter
	First	Second	Third	Fourth

Revenues	$32,114	$36,761	$34,886	$44,366
Gross profit	13,151	16,265	13,919	18,971
Net income	2,317	3,356	2,738	4,461
Basic earnings per share	0.90	1.29	1.05	1.71
Diluted earnings per share	0.84	1.20	0.97	1.57

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Financial Statement Schedule

Schedule II

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

	Balance at	Additions			Balance
	Beginning	Charged			at End
	of Period	to Income		Deductions(1)	of Period

Fiscal year ended December 29, 2007
Allowance for doubtful accounts	$852,000	$349,000	(2)	$136,000	$1,065,000
Fiscal year ended December 30, 2006
Allowance for doubtful accounts	$682,000	$305,000	(3)	$135,000	$852,000
Fiscal year ended December 31, 2005
Allowance for doubtful accounts	$751,000	$121,000		$190,000	$682,000

(1)	Accounts written off less recoveries, net of foreign exchange translation adjustment.

(2)	$150,000 charged to income plus $199,000 allowance for doubtful accounts of acquired businesses.

(3)	$119,000 charged to income plus $186,000 allowance for doubtful accounts of acquired businesses.

See accompanying reports of independent registered public accounting firm.

S-1

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated as of October 5, 2006, by and among Robert B. Korbelik, individually, The Robert B. Korbelik Trust dated December 14, 1995, as amended July 20, 2000, and Premier Pneumatics, Inc., a Delaware corporation (Filed as Exhibit 2.1 to our report on Form 8-K dated September 29, 2006 and filed with the Securities and Exchange Commission on October 5, 2006 (“October 2006 Form 8-K”) and incorporated herein by reference)
3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 (“1998 Form 10-K”) and incorporated herein by reference)
3.2	Amended and Restated By-laws (Filed as Exhibit 3.1 to our report on Form 8-K dated December 18, 2007 and incorporated herein by reference)
4.1	Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K dated October 16, 2001 and incorporated herein by reference)
10.1	K-Tron International, Inc. 2006 Equity Compensation Plan (Filed as Exhibit 10.1 to our report on Form 8-K dated June 20, 2006 and incorporated herein by reference)**
10.2	K-Tron International, Inc. 2006 Equity Compensation Plan, as amended on May 11, 2007 (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference)**
10.3	K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to the 1998 Form 10-K and incorporated herein by reference)**
10.4	Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.4 to our annual report on Form 10-K for the year ended December 29, 2001 and incorporated herein by reference)**
10.5	K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.2.7 to our annual report on Form 10-K for the year ended January 4, 1992 and incorporated herein by reference)**
10.6	Amendment 2007-1 to the K-Tron International, Inc. Supplemental Executive Retirement Plan (Filed as Exhibit 10.4A to our annual report on Form 10-K for the year ended December 30, 2006 and incorporated herein by reference)**
10.7	Employment Agreement dated as of October 6, 1997 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended September 27, 1997 and incorporated herein by reference)**
10.8	Amendment No. 1 to Employment Agreement dated October 5, 1998 by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended October 3, 1998 and incorporated herein by reference)**
10.9	Employment Agreement dated as of May 7, 1999 by and between K-Tron International, Inc. and Ronald R. Remick (Filed as Exhibit 10.9 to our annual report on Form 10-K for the year ended January 1, 2000 (“1999 Form 10-K”) and incorporated herein by reference)**
10.10	Form of Employment Agreement with our officers listed in Exhibit 10.11, which are identical in all material respects except for the employee, amount of salary to be paid and date of execution (Filed as Exhibit 10.12 to our annual report on Form 10-K for the year ended January 3, 1998 and incorporated herein by reference)**
10.11	List of officers with an Employment Agreement in the form provided in Exhibit 10.10* **
10.12	Form of Indemnification Agreement with our current directors and officers listed in Exhibit 10.13, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to the 1999 Form 10-K and incorporated herein by reference)**
10.13	List of current directors and officers with an Indemnification Agreement in the form provided in Exhibit 10.12* **
10.14	Loan Agreement, dated as of September 29, 2006, among K-Tron International, Inc., K-Tron Investment Co., K-Tron Technologies, Inc., K-Tron America, Gundlach Equipment Corporation, Pennsylvania Crusher Corporation and Jeffrey Specialty Equipment Corporation, as Borrowers and the Financial Institutions referred to on the signature pages as Lenders and Citizens Bank of Pennsylvania, individually as a Lender and as Agent (Filed as Exhibit 10.1 to the October 2006 Form 8-K and incorporated herein by reference)

Exhibit
Number	Description

21.1	Subsidiaries*
23.1	Consent of Grant Thornton LLP*
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit