Form 10-Q
period 2008-03-29
K TRON INTERNATIONAL INC
filed 2008-05-06
CIK 20

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The Registrant had 2,717,795 shares of Common Stock outstanding as of May 1, 2008.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Per Share Data)

	(Unaudited)
	March 29,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$28,359	$30,853
Restricted cash	789	1,183
Accounts receivable, net of allowance for doubtful accounts of $1,059 and $1,065	36,615	30,987
Inventories, net	31,833	30,233
Costs and estimated earnings in excess of billings	1,446	2,801
Deferred income taxes	1,904	1,904
Prepaid expenses and other current assets	3,487	3,778

Total current assets	104,433	101,739

Property, plant and equipment, net	28,141	27,424
Patents, net	1,460	1,496
Goodwill	27,739	27,385
Other intangibles, net	22,067	22,320
Notes receivable and other assets	3,757	3,562
Deferred income taxes	394	192

Total assets	$187,991	$184,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,205	$1,201
Accounts payable	14,183	11,973
Accrued expenses and other current liabilities	9,532	16,517
Accrued commissions	4,627	3,923
Billings in excess of costs and estimated earnings	1,877	2,028
Customer advances	5,473	6,639
Income taxes payable	5,386	4,581
Deferred income taxes	2,635	2,635

Total current liabilities	44,918	49,497

Long-term debt, net of current portion	33,446	36,913
Deferred income taxes	3,286	3,286
Other non-current liabilities	1,001	469
Series B Junior Participating Preferred Shares, $.01 par value. Authorized 50,000 shares; issued none	—	—
Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 950,000 shares; issued none	—	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued 4,724,987 shares and 4,716,383 shares, respectively	47	47
Paid-in capital	25,367	24,568
Retained earnings	96,227	90,576
Accumulated other comprehensive income	11,213	6,276

	132,854	121,467
Treasury stock, 2,002,574 shares, at cost	(27,514)	(27,514)

Total shareholders’ equity	105,340	93,953

Total liabilities and shareholders’ equity	$187,991	$184,118

See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Revenues:
Equipment and parts	$54,476	$44,339
Services and freight	2,922	2,545

Total revenues	57,398	46,884

Cost of revenues:
Equipment and parts	30,788	24,763
Services and freight	2,361	2,482

Total cost of revenues	33,149	27,245

Gross profit	24,249	19,639

Operating expenses:
Selling, general and administrative	15,061	11,606
Research and development	653	591

	15,714	12,197

Operating income	8,535	7,442

Interest (expense), net	(379)	(467)

Income before income taxes	8,156	6,975

Income tax provision	2,505	2,096

Net income	5,651	4,879

Retained earnings:
Beginning of period	90,576	69,255

End of period	$96,227	$74,134

Earnings per share:
Basic	$2.08	$1.83

Diluted	$1.96	$1.72

Weighted average common shares outstanding (basic)	2,717,000	2,663,000

Weighted average common and common equivalent shares outstanding (diluted)	2,882,000	2,841,000

See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Operating activities:
Net income	$5,651	$4,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,557	1,337
Non-cash compensation	137	80
Deferred income taxes	(202)	(14)
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	(3,820)	(2,724)
Inventories, net	(448)	(252)
Prepaid expenses and other current assets	530	131
Other assets	(12)	93
Accounts payable	1,441	1,669
Accrued expenses and other current liabilities	(6,095)	(6,312)

Net cash used in operating activities	(1,261)	(1,113)

Investing activities:
Businesses acquired, net of cash received	(400)	(1,975)
Capital expenditures	(811)	(513)
Restricted cash	394	311
Other	(12)	(8)

Net cash used in investing activities	(829)	(2,185)

Financing activities:
Proceeds from issuance of long-term debt	2,025	2,710
Principal payments on long-term debt	(5,488)	(4,422)
Tax benefit from stock option exercises	102	1,212
Proceeds from issuance of common stock	52	892

Net cash (used in) provided by financing activities	(3,309)	392

Effect of exchange rate changes on cash and cash equivalents	2,905	34

Net decrease in cash and cash equivalents	(2,494)	(2,872)

Cash and cash equivalents:
Beginning of period	30,853	14,038

End of period	$28,359	$11,166

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$543	$807
Income taxes	$2,074	$2,027

Seller financing for businesses acquired	$—	$626
See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2008
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. All references to the first quarter or first three months of 2008 or 2007 mean the 13-week period ended March 29, 2008 or March 31, 2007.

The unaudited financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2007 which was filed with the Securities and Exchange Commission on March 12, 2008.

Certain reclassifications were made to the prior year’s consolidated financial statements to conform them to the current year presentation.

2.	Acquisitions

On March 27, 2007, the Company purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China. The purchased assets were transferred from Wuxi Chenghao to Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”), a newly-created Wholly Foreign-Owned Enterprise which the Company established in connection with this transaction, and the financial results of Wuxi K-Tron Colormax have been included in the Company’s consolidated financial statements since that date. The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with one of Wuxi Chenghao’s owners, could be as much as approximately $3,500,000. As of March 29, 2008 and December 29, 2007, the Company recorded $1,505,000 and $1,152,000 of goodwill as part of acquiring the Wuxi Chenghao assets.

On September 14, 2007, the Company purchased all of the outstanding stock of Rader Companies, Inc. (“Rader”), and the financial results of Rader have been included in the Company’s consolidated financial statements since that date. The preliminary purchase price was $15,945,000, all of which was paid in cash, including $2,300,000 held in escrow to satisfy any potential indemnification claims made by the Company. The Company borrowed the full amount of the purchase price under its existing U.S. revolving credit facility (see Note 7 — Long-Term Debt). The final purchase price of $17,632,000 included a $1,687,000 adjustment based upon Rader’s increase in net working capital between January 1, 2007 and the September 14, 2007 closing date, which adjustment was paid to the sellers on February 5, 2008. At the sellers’ direction, $3,798,000 of the purchase price was delivered to Rader on the closing date to satisfy indebtedness owed to Rader by two other unrelated companies also owned by the sellers. This cash, together with other cash of Rader, was then used to pay off all of Rader’s bank debt, which amounted to approximately $3,832,000.

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

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB

Statement No. 109”. Interpretation 48, which clarified Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”, established the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. Interpretation 48 was effective for fiscal years beginning after December 15, 2006, and was adopted by the Company effective December 31, 2006. On initial application, Interpretation 48 was applied to all tax positions for which the statute of limitations remained open. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized and, with respect to later dates, only those that met or meet the threshold on those later dates have been or will be recognized at those dates. The Company is subject to income taxes in the U.S. federal jurisdiction and also in various state, local and foreign jurisdictions. Tax laws and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S. income tax examinations by tax authorities for years before 2004. The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and recognizes penalties in operating expenses. The Company has accrued approximately $181,000 for the payment of interest and penalties at March 29, 2008. The adoption of Interpretation 48 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever assets or liabilities are measured at fair value as required or permitted by other standards. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. The adoption of SFAS No. 157 by the Company effective December 30, 2007 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years and interim periods beginning after November 15, 2007. The adoption of SFAS No. 159 by the Company effective December 30, 2007 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize, at full fair value, all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquiring entity to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company is evaluating the impact that the adoption of SFAS No. 141(R) will have on its process of analyzing business combinations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of these instruments and activities on an entity’s financial position, financial performance and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 161.
4.	Inventories

Inventories consist of the following:

	March 29,	December 29,
	2008	2007
	(in thousands)
Components	$25,806	$22,759
Work-in-process	7,046	8,480
Finished goods	1,015	775
Inventory reserves	(2,034)	(1,781)

	$31,833	$30,233

5.	Intangible Assets

Intangible assets consist of the following:

	March 29, 2008		December 29, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Amortized intangible assets
Patents	$3,039	$1,579	$3,027	$1,531
Drawings	6,140	821	6,140	754
Customer relationships	11,299	1,161	11,299	975

	$20,478	$3,561	$20,466	$3,260

Unamortized intangible assets
Trademarks and tradenames	$6,610		$6,610

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of issuance of a patent) over the expected periods of benefit, which range from 10 to 50 years. The weighted average remaining life of the amortizable intangible assets is 26 years (14 years for patents, 25 years for drawings and 28 years for customer relationships). The amortization expense of intangible assets for the three-month periods ended March 29, 2008 and March 31, 2007 was $301,000 and $194,000.

Goodwill increased by $354,000 during the first three months of 2008, all related to the acquisition of certain assets of Wuxi Chenghao.

6.	Accrued Warranty

The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales, based upon historical experience, on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the three-month periods ended March 29, 2008 and March 31, 2007:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(in thousands)
Beginning balance	$2,194	$1,538
Accrued warranty of acquired business	—	50
Accrual of warranty expense	707	482
Warranty costs incurred	(558)	(275)
Foreign exchange adjustment	119	1

Ending balance	$2,462	$1,796

7.	Long-Term Debt

Long-term debt consists of the following, with the annual interest rates shown being those in effect on March 29, 2008:

	March 29,	December 29,
	2008	2007
	(in thousands)
U.S. revolving line of credit	$31,625	$33,750
U.S. mortgage, interest at 6.45%	1,026	1,364
U.S. term note, interest at 5.00%	2,000	3,000

	34,651	38,114
Less current portion	(1,205)	(1,201)

	$33,446	$36,913

All amounts borrowed under the U.S. revolving line of credit are due on September 29, 2011. As of March 29, 2008, interest on the $31,625,000 borrowed under that line of credit was payable at the following rates for the periods ending on the dates indicated:

			Expiration of	Per Annum
	Amount		Interest Rate Period	Rate
Prime loan	$175,000	*		4.250%
Six-month LIBOR loan	5,000,000	**	3/31/2008	5.944%
One-month LIBOR loan	1,700,000	**	3/31/2008	4.000%
Six-month LIBOR loan	1,500,000	†	4/30/2008	5.707%
Six-month LIBOR loan	2,250,000		6/30/2008	5.684%
Eighteen-month interest rate swap	2,000,000		5/31/2009	4.985%
Two-year interest rate swap	2,000,000		9/24/2009	5.605%
Three-year interest rate swap	5,000,000		10/13/2009	6.085%
Two-year interest rate swap	3,000,000		10/31/2009	5.385%
Two-year interest rate swap	2,000,000		11/30/2009	4.925%
Three-year interest rate swap	2,000,000		9/24/2010	5.665%
Four-year interest rate swap	5,000,000		10/13/2010	6.095%

	$31,625,000

*	The prime loan was paid in full on April 3, 2008.

**	At their March 31, 2008 expiration, these loans were replaced by a $3,000,000 one-month LIBOR loan at a 3.5525% per annum rate through April 30, 2008 (which was subsequently replaced on April 30 by a $3,000,000 prime loan at a 4.00% per annum rate, $600,000 of which was paid off as of that date), and a $3,700,000 six-month LIBOR loan at a 3.5069% per annum rate through September 26, 2008.

†	At its April 30, 2008 expiration, this loan was replaced by a $1,500,000 one-month LIBOR loan at a 3.7563% per annum rate through May 30, 2008.
8.	Earnings Per Share

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

The Company’s Basic and Diluted Earnings Per Share are calculated as follows:

	For the Three Months Ended March 29, 2008
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$5,651	2,717	$2.08
Common share equivalent of outstanding options	—	165	(0.12)

Diluted	$5,651	2,882	$1.96

	For the Three Months Ended March 31, 2007
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$4,879	2,663	$1.83
Common share equivalent of outstanding options	—	178	(0.11)

Diluted	$4,879	2,841	$1.72

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

The Company adopted SFAS No. 123(R), “Share-Based Payment”, effective January 1, 2006. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of share-based compensation awards, including stock grants and options. For unvested awards granted prior to the effective date of the Company’s adoption of SFAS No. 123(R) which were not fully expensed in prior years, either in the Company’s income statement or in pro forma disclosures in the notes thereto, the Company recognizes compensation expense in the same manner as was used in its income statement or for pro forma disclosures prior to the effective date of its adoption of SFAS No. 123(R).

There was no prospective cost of stock option compensation to be expensed for the first three months of 2008 or 2007. There were no stock options granted in 2007 or in the first three months of 2008.

The Company issued 9,000 shares of restricted common stock in May 2007 pursuant to five grants, each of which vests on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at the date of the grants, which was $93.50 per share.

The Company issued 2,500 shares of restricted common stock in February 2008, which grant vests on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at the date of grant, which was $117.00 per share.

10.	Comprehensive Income

Comprehensive income is the total of net income, the changes (net of tax) in the unrealized gain or loss on interest rate swaps and the change in foreign currency translation adjustments, which were the Company’s only non-owner changes in equity in the first three months of 2008 and 2007. For the three-month periods ended March 29, 2008 and March 31, 2007, the following table sets forth the Company’s comprehensive income:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(in thousands)
Net income	$5,651	$4,879
Unrealized (loss) on interest rate swaps, net of tax	(304)	(21)
Foreign currency translation gain	5,241	139

Comprehensive income	$10,588	$4,997

11.	Management Geographic Information

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. SFAS No. 131 introduced a model for segment reporting called the management approach. The management approach is based on the way that the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company is engaged in one business segment — material handling equipment and systems. The Company operates in two primary geographic locations — North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”).

For the three-month periods ended March 29, 2008 and March 31, 2007, the following table sets forth the Company’s geographic information:

	Americas	EMEA/Asia	Eliminations	Consolidated
	(in thousands)
THREE MONTHS ENDED
March 29, 2008
Revenues
Sales to unaffiliated customers	$37,299	$20,099	$—	$57,398
Sales to affiliates	1,717	1,013	(2,730)	—
Total sales	$39,016	$21,112	$(2,730)	$57,398

Operating income	$5,152	$3,449	$(66)	$8,535

Interest expense				(379)
Income before income taxes				$8,156

	Americas	EMEA/Asia	Eliminations	Consolidated
	(in thousands)
THREE MONTHS ENDED
March 31, 2007
Revenues
Sales to unaffiliated customers	$28,341	$18,543	$—	$46,884
Sales to affiliates	1,036	1,013	(2,049)	—
Total sales	$29,377	$19,556	$(2,049)	$46,884

Operating income	$3,231	$4,198	$13	$7,442

Interest expense				(467)

Income before income taxes				$6,975

For the three-month periods ended March 29, 2008 and March 31, 2007, the following table sets forth revenues from external customers:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(in thousands)
Americas
U.S.	$24,742	$22,434
Canada	5,775	2,692
All others	6,782	3,215

Total	37,299	28,341

EMEA/Asia
China	1,186	2,004
Germany	3,091	2,630
India	2,057	269
Netherlands	1,156	5,113
United Kingdom	2,214	1,417
All others	10,395	7,110

Total	20,099	18,543

	$57,398	$46,884

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
     On March 27, 2007, we purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China. The purchased assets were transferred from Wuxi Chenghao to Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”), a newly-created Wholly Foreign-Owned Enterprise which we established in connection with this transaction, and the financial results of Wuxi K-Tron Colormax have been included in our consolidated financial statements since that date. The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with one of Wuxi Chenghao’s owners, could be as much as approximately $3,500,000.
     On September 14, 2007, we purchased all of the outstanding stock of Rader Companies, Inc. (“Rader”), and the financial results of Rader have been included in our consolidated financial statements since that date. The preliminary purchase price was $15,945,000, all of which was paid in cash, including $2,300,000 held in escrow to satisfy any potential indemnification claims made by us. We borrowed the full amount of the purchase price under our existing U.S. revolving credit facility. The final purchase price of $17,632,000 included a $1,687,000 adjustment based upon Rader’s increase in net working capital between January 1, 2007 and the September 14, 2007 closing date, which adjustment was paid to the sellers on February 5, 2008.
     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the first quarter or first three months of 2008 or 2007 mean the 13-week period ended March 29, 2008 or March 31, 2007.
Critical Accounting Assumptions, Estimates and Policies; Recent Pronouncements
     This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2007 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the fiscal year ended December 29, 2007 which was filed with the Securities and Exchange Commission on March 12, 2008 (our “2007 Form 10-K”). The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those based on such assumptions and estimates.

     Our critical accounting policies are described in Management’s Discussion and Analysis included in our 2007 Form 10-K. There have been no changes in these accounting policies.
     Our significant accounting policies are described in Note 2 to our 2007 consolidated financial statements contained in our 2007 Form 10-K. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2007 consolidated financial statements and also in Note 3 to our consolidated financial statements contained in this quarterly report on Form 10-Q. We did not adopt any accounting policy in the first three months of 2008 that had a material impact on our consolidated financial statements.
Results of Operations
Overview
     For the first three months of 2008, we reported revenues of $57,398,000 and net income of $5,651,000, compared to revenues of $46,884,000 and net income of $4,879,000 for the same period in 2007. The increases in our revenues and net income in the first quarter of 2008 compared to the same period in 2007 were primarily the result of contributions from the September 14, 2007 Rader acquisition. These increases were also the result of the positive effect of a weaker U.S. dollar in the first three months of 2008 versus the same period in 2007 on the translation of the revenues and profits of our foreign operations into U.S. dollars, but the increase in profits due to translation was more than offset by foreign exchange losses on transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary. Our effective tax rate for the first three months of 2008 was 30.7%, up from 30.1% in the same period of 2007.
Foreign Exchange Rates
     We are an international company, and we derived approximately 35% and 40% of our revenues for the first three months of 2008 and 2007 from products manufactured in, and sales made and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc. With the 2003 acquisition of Pennsylvania Crusher Corporation and Jeffrey Specialty Equipment Corporation and the 2006 acquisitions of Gundlach Equipment Corporation and Premier Pneumatics, Inc., we are less affected by foreign exchange rates since most of their sales are in U.S. dollars. Nevertheless, we still derive substantial revenues from products manufactured in, and sales made and services performed from, our facilities located outside the U.S., so that we will continue to have significant sensitivity to foreign exchange rate changes.
     Since we receive substantial revenues from activities in foreign jurisdictions, our results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, euro, British pound sterling, Canadian dollar and Swedish krona and, to a lesser degree, other currencies. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, our revenues in U.S. dollars generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. In particular, a general weakening of the U.S. dollar against other currencies would positively affect our revenues, gross profit and operating income as expressed in U.S. dollars (provided that the gross profit and operating income numbers from foreign operations are not losses, since in the case of a loss, the effect would be to increase the loss), whereas a general strengthening of the U.S. dollar against such currencies would have the opposite effect. In addition, our revenues and income with respect to sales transactions may be affected by changes in foreign exchange rates where the sale is made in a currency other than the functional currency of the facility manufacturing the product subject to the sale.
     For the first three months of 2008 and 2007, the changes in certain key foreign exchange rates affecting us were as follows:

	Three Months Ended
	March 29,		March 31,
	2008		2007
Average U.S. dollar equivalent of one Swiss franc	0.940		0.810
% change vs. prior year		+16.0%

Average U.S. dollar equivalent of one euro	1.500		1.309
% change vs. prior year		+14.6%

Average U.S. dollar equivalent of one British pound sterling	1.978		1.953
% change vs. prior year		+1.3%

Average Swiss franc equivalent of one euro	1.596		1.616
% change vs. prior year		-1.2%

Average Swiss franc equivalent of one British pound sterling	2.104		2.411
% change vs. prior year		-12.7%
Since we did not acquire Rader, which has locations in Canada and Sweden, until September 14, 2007, the above table does not include changes in foreign exchange rates affecting the U.S. dollar versus the Canadian dollar and Swedish krona.

Presentation of Results and Analysis
     The following table sets forth our results of operations, expressed as a percentage of total revenues, for the periods indicated:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Total revenues	100.0%	100.0%
Cost of revenues	57.8	58.1

Gross profit	42.2	41.9
Selling, general and administrative	26.2	24.7
Research and development	1.1	1.3

Operating income	14.9	15.9
Interest expense, net	0.7	1.0

Income before income taxes	14.2	14.9
Income tax provision	4.4	4.5

Net income	9.8%	10.4%

     The following table sets forth our order backlog at the dates indicated:

	March 29, 2008	Dec. 29, 2007	March 31, 2007
Backlog (at March 29, 2008 foreign exchange rates, in thousands of dollars)	$75,522	$74,195	$55,394

     Total revenues increased by $10,514,000 or 22.4% in the first quarter of 2008 compared to the same period in 2007. We believe that this increase was primarily the result of the September 14, 2007 acquisition of Rader and a $2,965,000 positive effect of a weaker U.S. dollar in the first quarter of 2008 versus the same period in 2007 on the translation of the revenues of our foreign operations into U.S. dollars.
     Gross profit as a percentage of total revenues increased to 42.2% in the first quarter of 2008 from 41.9% for the same period in 2007. We believe that this increase primarily reflected a change in the sales mix of the products and services that we sold within our two business lines during these periods. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in our size reduction business line generally carry a higher gross margin than sales of equipment within that line.
     Selling, general and administrative expense increased by $3,455,000 or 29.8% in the first quarter of 2008 compared to the same period in 2007. We believe that this increase was primarily due to the inclusion of the operations of Rader that was acquired on September 14, 2007, the unfavorable effect of a weaker U.S. dollar on the translation of foreign costs into U.S.

dollars and foreign exchange losses on transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary.
     Research and development (“R&D”) expense increased $62,000 or 10.5% in the first quarter of 2008 compared to the same period in 2007 due primarily to the effect of a weaker U.S. dollar in the first quarter of 2008 on the translation into U.S. dollars of our R&D expenses incurred in Switzerland.
     Interest expense, net of interest income, decreased by $88,000 or 18.8% in the first quarter of 2008 compared to the same period in 2007. This decrease was primarily due to the effect of lower debt levels (excluding borrowings related to the Rader acquisition), lower interest rates and higher interest income, partially offset by interest expense on the borrowings related to the Rader acquisition.
     Income before income taxes increased to $8,156,000 in the first quarter of 2008 compared to $6,975,000 for the same period in 2007. The increase of $1,181,000 in the first quarter of 2008 was primarily the net result of the items discussed above.
     The income tax provisions for the first quarters of 2008 and 2007 were $2,505,000 and $2,096,000, and the overall effective tax rates were 30.7% and 30.1%. The higher effective tax rate in 2008 versus 2007 was primarily due to a higher proportion of earnings in the United States which are taxed at an overall higher rate than are our earnings in EMEA/Asia.
     Our order backlog at constant foreign exchange rates increased by $1,327,000 or 1.8% at the end of the first quarter of 2008 compared to the end of fiscal year 2007, from $74,195,000 to $75,522,000. Our backlog at constant foreign exchange rates increased by $20,128,000 or 36.3% at the end of the first quarter of 2008 compared to the end of the first quarter of 2007, from $55,394,000 to $75,522,000. The increase in backlog as of the end of the first quarter of 2008 versus year-end 2007 at constant foreign exchange rates primarily reflected stronger demand in our size reduction business line, while the increase in backlog at the end of the first quarter of 2008 versus the end of first quarter of 2007 was due to the acquisition of Rader in September 2007 as well as to stronger demand in our process business line.

Liquidity and Capital Resources
Capitalization
     Our capitalization at the end of the first quarter of 2008 and at the end of fiscal year 2007 is summarized below:

	March 29,	December 29,
(Dollars in Thousands)	2008	2007
Short-term debt, including current portion of long-term debt	$1,205	$1,201
Long-term debt	33,446	36,913

Total debt	34,651	38,114
Shareholders’ equity	105,340	93,953

Total debt and shareholders’ equity (total capitalization)	$139,991	$132,067

Percent total debt to total capitalization	25%	29%
Percent long-term debt to equity	32%	39%
Percent total debt to equity	33%	41%
     The weighted average annual interest rate on total debt at March 29, 2008 was 5.58%.
     Total debt decreased by $3,463,000 in the first three months of 2008. At March 29, 2008, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $18,375,000 of unused borrowing capacity under our U.S. revolving credit facility and $10,093,000 of unused borrowing capacity under our foreign loan agreements.
Other Items
     At March 29, 2008, working capital was $59,515,000 compared to $52,242,000 at December 29, 2007, and the ratio of current assets to current liabilities at those dates was 2.32 and 2.06. In the first three months of 2008 and 2007, we utilized internally generated funds and our lines of credit to meet our working capital needs.
     Net cash used in operating activities was $1,261,000 in the first three months of 2008 compared to $1,113,000 for the same period of 2007. This increase in net cash used in operating activities in 2008 was primarily from a decrease in accrued expenses and other current liabilities and an increase in accounts receivable and inventories, partially offset by higher net income, depreciation and amortization, an increase in accounts payable and a decrease in prepaid expenses and other current assets.
     Net cash of $829,000 used in investing activities in the first three months of 2008 was primarily for capital additions and an installment payment related to the purchase of certain assets of Wuxi Chenghao, partially offset by a reduction of restricted cash associated with the collateralization of letters of credit, while net cash of $2,185,000 used in investing activities in the first three months of 2007 was primarily for an Internal Revenue Code Section 338(h)(10) election, capital additions and the purchase of certain assets of Wuxi Chenghao, partially offset by a reduction of restricted cash associated with the collateralization of letters of credit and proceeds from the disposition of an asset.

     Net cash used in financing activities in the first three months of 2008 was primarily for principal payments on debt, partially offset by the proceeds from stock option exercises and the tax benefit associated therewith. Net cash provided by financing activities in the first three months of 2007 was primarily from the proceeds of stock option exercises and the tax benefit associated therewith, partially offset by net reductions in debt.
     Shareholders’ equity increased $11,387,000 in the first three months of 2008, of which $5,651,000 was from net income, $697,000 was from the issuance of common stock pursuant to a restricted stock grant and the exercise of stock options, $102,000 was from the tax benefit associated with such stock option exercises, and $5,241,000 was from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars between the beginning and the end of the three-month period, partially offset by $304,000 from an unrealized loss, net of taxes, attributable to several interest rate swaps.
Future Payments Under Contractual Obligations
     We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in our 2007 Form 10-K, except for a $2,125,000 decrease in the principal amount due in 2011 under our U.S. revolving credit facility and a $288,000 prepayment of principal due August 1, 2009 under our U.S. mortgage. Refer to Notes 8 and 15 to the consolidated financial statements in our 2007 Form 10-K for additional information on long-term debt and commitments and contingencies.
Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors.” in our 2007 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2007 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
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
Foreign Exchange Rate Risk
     The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the Swiss franc, the U.S. dollar versus the euro, the U.S. dollar versus the British pound sterling, the Swiss franc versus the euro, the Swiss franc versus the British pound sterling, the U.S. dollar versus the Canadian dollar and the U.S. dollar versus the Swedish krona. We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. Foreign cash balances in currencies other than the Swiss franc are limited in amount in order to manage the transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary.
     As of March 29, 2008, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in our pre-tax income for the first three months of 2008 of approximately $1,093,000, or 13.4%. This hypothetical reduction on transactional exposures is based on the differences between the March 29, 2008 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within the accumulated other comprehensive income component of shareholders’ equity on our balance sheet. Using the above example, a hypothetical change in translation adjustments would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $4,785,000, or 4.5% of our March 29, 2008 shareholders’ equity of $105,340,000.
Interest Rate Risk
     We have credit facilities or loans that require us to pay interest at rates that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of interest rate swaps. As of March 29, 2008, we had total debt of $34,651,000, $3,026,000 of which was subject to fixed interest rates which ranged from 5.00%

to 6.45%, $10,625,000 of which was subject to variable interest rates which ranged from 4.00% to 5.944% and $21,000,000 of which was variable rate debt subject to seven interest rate swaps with fixed interest rates which ranged from 4.925% to 6.095%, subject in the case of our variable rate debt and interest rate swaps to increases in the event our Debt Ratio exceeds certain specified levels at the end of any relevant measurement period, as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Reserves” in our 2007 Form 10-K. A 100 basis point increase in market interest rates on the $10,625,000 of variable rate debt would increase annual interest expense by approximately $106,000.
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

K-TRON INTERNATIONAL, INC.
Date: May 6, 2008	By:	RONALD R. REMICK
Ronald R. Remick
Senior Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and principal financial officer of the Registrant)

Date: May 6, 2008	By:	ALAN R. SUKONECK
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