Form 10-Q
period 2008-06-28
K TRON INTERNATIONAL INC
filed 2008-08-04
CIK 20

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The Registrant had 2,772,197 shares of Common Stock outstanding as of July 25, 2008.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Per Share Data)

	(Unaudited)
	June 28,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$36,144	$30,853
Restricted cash	581	1,183
Accounts receivable, net of allowance for doubtful accounts of $945 and $1,065	37,448	30,987
Inventories, net	32,929	30,233
Costs and estimated earnings in excess of billings	941	2,801
Deferred income taxes	1,904	1,904
Prepaid expenses and other current assets	3,001	3,778

Total current assets	112,948	101,739

Property, plant and equipment, net	27,696	27,424
Patents, net	1,423	1,496
Goodwill	27,839	27,385
Other intangibles, net	21,833	22,320
Other assets	3,644	3,562
Deferred income taxes	236	192

Total assets	$195,619	$184,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,209	$1,201
Accounts payable	15,330	11,973
Accrued expenses and other current liabilities	11,158	16,517
Accrued commissions	4,926	3,923
Customer advances and billings in excess of costs and estimated earnings	12,607	8,667
Income taxes payable	5,212	4,581
Deferred income taxes	2,635	2,635

Total current liabilities	53,077	49,497

Long-term debt, net of current portion	26,714	36,913
Deferred income taxes	3,286	3,286
Other non-current liabilities	615	469
Series B Junior Participating Preferred Shares, $.01 par value. Authorized 50,000 shares; issued none	—	—
Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 950,000 shares; issued none	—	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued 4,750,306 shares and 4,716,383 shares	48	47
Paid-in capital	26,353	24,568
Retained earnings	103,385	90,576
Accumulated other comprehensive income	10,424	6,276

	140,210	121,467
Treasury stock, 2,008,192 and 2,002,574 shares, at cost	(28,283)	(27,514)

Total shareholders’ equity	111,927	93,953

Total liabilities and shareholders’ equity	$195,619	$184,118

See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenues:
Equipment and parts	$56,947	$44,077	$111,423	$88,416
Services and freight	3,263	3,397	6,185	5,942
Other	—	92	—	92

Total revenues	60,210	47,566	117,608	94,450
Cost of revenues:
Equipment and parts	32,302	24,317	63,090	49,080
Services and freight	2,406	2,692	4,767	5,174

Total cost of revenues	34,708	27,009	67,857	54,254

Gross profit	25,502	20,557	49,751	40,196

Operating expenses:
Selling, general and administrative	14,615	12,320	29,676	23,926
Research and development	631	611	1,284	1,202

	15,246	12,931	30,960	25,128

Operating income	10,256	7,626	18,791	15,068

Interest (expense), net	(246)	(433)	(625)	(900)

Income before income taxes	10,010	7,193	18,166	14,168

Income tax provision	2,852	1,940	5,357	4,036

Net income	7,158	5,253	12,809	10,132

Retained earnings:
Beginning of period	96,227	74,134	90,576	69,255

End of period	$103,385	$79,387	$103,385	$79,387

Earnings per share:
Basic	$2.62	$1.96	$4.70	$3.79

Diluted	$2.49	$1.84	$4.47	$3.56

Weighted average common shares outstanding (basic)	2,733,000	2,684,000	2,725,000	2,674,000

Weighted average common and common equivalent shares outstanding (diluted)	2,877,000	2,859,000	2,868,000	2,846,000

See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 28,	June 30,
	2008	2007
Operating activities:
Net income	$12,809	$10,132
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of asset	—	(92)
Depreciation and amortization	3,091	2,677
Non-cash compensation	248	192
Deferred income taxes	(44)	34
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	(5,034)	(5,642)
Inventories, net	(1,713)	(1,083)
Prepaid expenses and other current assets	939	616
Other assets	(12)	241
Accounts payable	2,690	2,509
Accrued expenses and other current liabilities	746	(722)

Net cash provided by operating activities	13,720	8,862

Investing activities:
Proceeds from disposition of asset	—	406
Businesses acquired, net of cash received	(500)	(1,854)
Capital expenditures	(1,811)	(903)
Restricted cash	602	375
Other	(18)	(26)

Net cash used in investing activities	(1,727)	(2,002)

Financing activities:
Proceeds from issuance of long-term debt	8,250	4,010
Principal payments on long-term debt	(18,441)	(10,803)
Purchase of treasury stock	(769)	—
Tax benefit from stock option exercises	1,022	1,518
Proceeds from issuance of common stock	118	1,064

Net cash used in financing activities	(9,820)	(4,211)

Effect of exchange rate changes on cash and cash equivalents	3,118	(9)

Net increase in cash and cash equivalents	5,291	2,640

Cash and cash equivalents:
Beginning of period	30,853	14,038

End of period	$36,144	$16,678

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,017	$1,223
Income taxes	$3,536	$2,108

Seller financing for businesses acquired	$—	$635
See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2008
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. All references to the second quarter or first six months of 2008 or 2007 mean the 13-week or 26-week period ended June 28, 2008 or June 30, 2007.

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

On March 27, 2007, the Company purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China. The purchased assets were transferred from Wuxi Chenghao to Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”), a newly-created Wholly Foreign-Owned Enterprise which the Company established in connection with this transaction, and the financial results of Wuxi K-Tron Colormax have been included in the Company’s consolidated financial statements since that date. The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with one of Wuxi Chenghao’s owners, could be as much as approximately $3,500,000. As of June 28, 2008 and December 29, 2007, the Company recorded $1,505,000 and $1,152,000 of goodwill as part of acquiring the Wuxi Chenghao assets.

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
The excess of the purchase price, including the working capital adjustment, over the carrying value of the identifiable net assets acquired was $7,881,000, which was allocated as follows:

	Useful Life	2007
		(in thousands)

Patents	10 years	$200
Goodwill	Indefinite	2,394
Customer relationships	10 years	2,700
Drawings	25 years	1,160
Tradenames	Indefinite	1,400
Other asset	4 months	27

		$7,881

The purchase price of $15,945,000, after being reduced by the $2,300,000 escrow and increased by the $1,687,000 working capital adjustment, for an adjusted purchase price of $15,332,000, was allocated as follows:

2007
(in thousands)

Cash	$1,670
Accounts receivables, net	5,107
Inventories, net	5,084
Costs in excess of billings, net of billings in excess of costs	1,568
Other current assets	531
Property, plant and equipment	52
Patents	200
Goodwill	2,394
Customer relationships	2,700
Drawings	1,160
Tradenames	1,400
Accounts payable	(2,821)
Accrued expenses and other current liabilities	(3,713)

$15,332

Customer relationships, drawings and tradenames are included in other intangibles in the consolidated balance sheet.

3.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of

FASB Statement No. 109”. Interpretation No. 48, which clarified Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”, established the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. Interpretation No. 48 was effective for fiscal years beginning after December 15, 2006, and was adopted by the Company effective December 31, 2006. On initial application, Interpretation No. 48 was applied to all tax positions for which the statute of limitations remained open. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized and, with respect to later dates, only those that met or meet the threshold on those later dates have been or will be recognized at those dates. The Company is subject to income taxes in the U.S. federal jurisdiction and also in various state, local and foreign jurisdictions. Tax laws and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for tax years up to and including 2003. In 2008, the Internal Revenue Service completed an audit of the Company’s U.S. corporation tax filings for 2004, 2005 and 2006, and in 2007, the Swiss government completed an audit of the Company’s Swiss income tax filings for 2004 and 2005. The Company recognizes interest accrued related to unrecognized tax liabilities in interest expense and recognizes penalties in operating expenses. The adoption of Interpretation No. 48 did not have a material impact on the Company’s consolidated financial statements.
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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends SFAS No. 142, “Goodwill and Other Intangible Assets”. The new pronouncement requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. The new standard, FAS 142-3, is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. Because the pronouncement is to be applied prospectively, there will be no impact on the Company’s current financial statements as a result of adopting FAS 142-3 effective January 4, 2009.

4.	Inventories

Inventories consist of the following:

	June 28,	December 29,
	2008	2007
	(in thousands)

Components	$26,349	$22,759
Work-in-process	7,955	8,480
Finished goods	708	775
Inventory reserves	(2,083)	(1,781)

	$32,929	$30,233

5.	Intangible Assets

Intangible assets consist of the following:

	June 28, 2008		December 29, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)

Amortized intangible assets
Patents	$3,046	$1,623	$3,027	$1,531
Drawings	6,140	882	6,140	754
Customer relationships	11,299	1,334	11,299	975

	$20,485	$3,839	$20,466	$3,260

Unamortized intangible assets
Trademarks and tradenames	$6,610		$6,610

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of issuance of a patent) over the expected periods of benefit, which range from 10 to 50 years. The weighted average remaining life of the amortizable intangible assets is 26 years (14 years for patents, 25 years for drawings and 28 years for customer relationships). The amortization expense of intangible assets for the six-month periods ended June 28, 2008 and June 30, 2007 was $579,000 and $389,000.

Goodwill increased by $454,000 during the first six months of 2008, of which $354,000 was related to the acquisition of certain assets of Wuxi Chenghao and $100,000 was related to the acquisition of the stock of Rader.

6.	Accrued Warranty

The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales, based upon historical experience, on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the six-month periods ended June 28, 2008 and June 30, 2007:

	Six Months Ended
	June 28,	June 30,
	2008	2007
	(in thousands)

Beginning balance	$2,194	$1,538
Accrued warranty of acquired business	—	50
Accrual of warranty expense	1,339	970
Warranty costs incurred	(1,136)	(636)
Foreign exchange adjustment	104	(1)

Ending balance	$2,501	$1,921

7.	Long-Term Debt

Long-term debt consists of the following, with the annual interest rates shown being those in effect on June 28, 2008:

	June 28,	December 29,
	2008	2007
	(in thousands)

U.S. revolving line of credit	$24,950	$33,750
U.S. mortgage, interest at 6.45%	973	1,364
U.S. term note, interest at 5.00%	2,000	3,000

	27,923	38,114
Less current portion	(1,209)	(1,201)

	$26,714	$36,913

All amounts borrowed under the U.S. revolving line of credit are due on September 29, 2011. As of June 28, 2008, interest on the $24,950,000 borrowed under that line of credit was payable at the following rates for the periods ending on the dates indicated:

			Expiration of
	Amount		Interest Rate Period	Per Annum Rate

Prime loan	$250,000	*		4.000%
Six-month LIBOR loan	3,700,000		9/26/2008	3.507%
Eighteen-month interest rate swap	2,000,000		5/31/2009	4.985%
Two-year interest rate swap	2,000,000		9/24/2009	5.605%
Three-year interest rate swap	5,000,000		10/13/2009	6.085%
Two-year interest rate swap	3,000,000		10/31/2009	5.385%
Two-year interest rate swap	2,000,000		11/30/2009	4.925%
Three-year interest rate swap	2,000,000		9/24/2010	5.665%
Four-year interest rate swap	5,000,000		10/13/2010	6.095%

	$24,950,000

*	The prime loan was paid in full on July 9, 2008.
8.	Earnings Per Share

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

The Company’s Basic and Diluted Earnings Per Share are calculated as follows:

	For the Three Months Ended June 28, 2008
	Net Income Available
	To Common		Earnings
(Dollars and Shares in Thousands except Per Share Data)	Shareholders	Shares	Per Share
Basic	$7,158	2,733	$2.62
Common share equivalent of outstanding options	—	144	(0.13)

Diluted	$7,158	2,877	$2.49

	For the Three Months Ended June 30, 2007
	Net Income Available
	To Common		Earnings
(Dollars and Shares in Thousands except Per Share Data)	Shareholders	Shares	Per Share
Basic	$5,253	2,684	$1.96
Common share equivalent of outstanding options	—	175	(0.12)

Diluted	$5,253	2,859	$1.84

	For the Six Months Ended June 28, 2008
	Net Income Available
	To Common		Earnings
(Dollars and Shares in Thousands except Per Share Data)	Shareholders	Shares	Per Share
Basic	$12,809	2,725	$4.70
Common share equivalent of outstanding options	—	143	(0.23)

Diluted	$12,809	2,868	$4.47

	For the Six Months Ended June 30, 2007
	Net Income Available
	To Common		Earnings
(Dollars and Shares in Thousands except Per Share Data)	Shareholders	Shares	Per Share
Basic	$10,132	2,674	$3.79
Common share equivalent of outstanding options	—	172	(0.23)

Diluted	$10,132	2,846	$3.56

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

There was no prospective cost of stock option compensation expensed in the first six months of 2008 or 2007. There were no stock options granted in 2007 or in the first six months of 2008.

The Company issued 9,000 shares of restricted common stock in May 2007 pursuant to five grants, each of which vests on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at the date of the grants, which was $93.50 per share.

The Company issued 2,500 shares of restricted common stock in February 2008 pursuant to a grant that vests on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at the date of the grant, which was $117.00 per share.

10.	Comprehensive Income

Comprehensive income is the total of net income, the change (net of tax) in the unrealized gain or loss on interest rate swaps and the change in foreign currency translation adjustments, which were the Company’s only non-owner changes in equity in the first six months of 2008 and 2007.

For the three and six-month periods ended June 28, 2008 and June 30, 2007, the following table sets forth the Company’s comprehensive income:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(in thousands)

Net income	$7,158	$5,253	$12,809	$10,132
Unrealized gain (loss) on interest rate swaps, net of tax	237	71	(67)	50
Foreign currency translation gain (loss)	(1,026)	(104)	4,215	35

Comprehensive income	$6,369	$5,220	$16,957	$10,217

11.	Management Geographic Information

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

For the three and six-month periods ended June 28, 2008 and June 30, 2007, the following table sets forth the Company’s geographic information:

	Americas	EMEA/Asia	Eliminations	Consolidated
	(in thousands)

THREE MONTHS ENDED June 28, 2008
Revenues
Sales to unaffiliated customers	$40,572	$19,638	$—	$60,210
Sales to affiliates	2,910	1,627	(4,537)	—

Total sales	$43,482	$21,265	$(4,537)	$60,210

Operating income	$6,390	$3,839	$27	$10,256

Interest (expense), net				(246)

Income before income taxes				$10,010

	Americas	EMEA/Asia	Eliminations	Consolidated
	(in thousands)

THREE MONTHS ENDED June 30, 2007
Revenues
Sales to unaffiliated customers	$31,756	$15,810	$—	$47,566
Sales to affiliates	1,269	1,515	(2,784)	—

Total sales	$33,025	$17,325	$(2,784)	$47,566

Operating income	$4,861	$2,800	$(35)	$7,626

Interest (expense), net				(433)

Income before income taxes				$7,193

	Americas	EMEA/Asia	Eliminations	Consolidated
	(in thousands)

SIX MONTHS ENDED June 28, 2008
Revenues
Sales to unaffiliated customers	$77,871	$39,737	$—	$117,608
Sales to affiliates	4,627	2,640	(7,267)	—

Total sales	$82,498	$42,377	$(7,267)	$117,608

Operating income	$11,542	$7,288	$(39)	$18,791

Interest (expense), net				(625)

Income before income taxes				$18,166

	Americas	EMEA/Asia	Eliminations	Consolidated
	(in thousands)

SIX MONTHS ENDED June 30, 2007
Revenues
Sales to unaffiliated customers	$60,097	$34,353	$—	$94,450
Sales to affiliates	2,305	2,528	(4,833)	—

Total sales	$62,402	$36,881	$(4,833)	$94,450

Operating income	$8,092	$6,998	$(22)	$15,068

Interest (expense), net				(900)

Income before income taxes				$14,168

For the three and six-month periods ended June 28, 2008 and June 30, 2007, the following table sets forth revenues from external customers:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(in thousands)

Americas
U.S.	$30,252	$25,230	$54,994	$47,665
Canada	4,750	979	10,525	3,671
All others	5,570	5,547	12,352	8,761

Total	40,572	31,756	77,871	60,097

EMEA/Asia
Germany	3,915	2,723	7,006	5,489
Netherlands	569	1,463	1,725	6,576
United Kingdom	2,143	2,445	4,357	3,935
All others	13,011	9,179	26,649	18,353

Total	19,638	15,810	39,737	34,353

	$60,210	$47,566	$117,608	$94,450

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
     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the second quarter or first six months of 2008 or 2007 mean the 13-week or 26-week period ended June 28, 2008 or June 30, 2007.
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

     Our critical accounting policies, assumptions and estimates are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Assumptions and Estimates” in our 2007 Form 10-K. There have been no changes in these accounting policies.
     Our significant accounting policies are described in Note 2 to our 2007 consolidated financial statements contained in our 2007 Form 10-K. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2007 consolidated financial statements and also in Note 3 to our consolidated financial statements contained in this quarterly report on Form 10-Q. We did not adopt any accounting policy in the first six months of 2008 that had a material impact on our consolidated financial statements.
Results of Operations
Overview
     For the second quarter and first six months of 2008, we reported revenues of $60,210,000 and $117,608,000 and net income of $7,158,000 and $12,809,000, compared to revenues of $47,566,000 and $94,450,000 and net income of $5,253,000 and $10,132,000 for the same periods in 2007. The increases in our revenues and net income in the second quarter of 2008 compared with the same period in 2007 were primarily due to the stronger performance of our process business line in EMEA/Asia, the inclusion of Rader which we acquired on September 14, 2007, better results from the other three companies in our size reduction business line, and the positive effect of a weaker U.S. dollar versus the same period in 2007 on the translation of the revenues and profits of our foreign operations into U.S. dollars. The increase in our revenues and net income in the first six months of 2008 compared with the same period in 2007 were primarily due to the contributions of Rader and the other three companies in our size reduction business line and the positive effect of a weaker U.S. dollar versus the same period in 2007 on the translation of the revenues and profits of our foreign operations into U.S. dollars. Our effective tax rates for the second quarter and first six months of 2008 were 28.5% and 29.5%, up from 27.0% and 28.5% in the same periods of 2007. These increases were primarily due to a higher proportion of earnings in the United States which are taxed at an overall higher rate than are our earnings in EMEA/Asia. Income tax expense in the second quarter of 2008 was reduced by approximately $223,000, of which $173,000 was from the reversal of a previously recorded foreign tax contingency and $50,000 was from a tax refund due from the U.S. Treasury related to the completion of an Internal Revenue Service audit of the Company’s U.S. corporation tax filings for 2004, 2005 and 2006. Income tax expense in the second quarter of 2007 was reduced by approximately $410,000 as a result of the finalization of a Swiss tax audit of our Swiss subsidiary for the years 2004 and 2005.
Foreign Exchange Rates
     We are an international company, and we derived approximately 34% and 36% of our revenues for the first six months of 2008 and 2007 from products manufactured in, and sales made and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.
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
     For the second quarter and first six months of 2008 and 2007, the changes in certain key foreign exchange rates affecting us were as follows:

	Three Months Ended			Six Months Ended
	June 28,		June 30,	June 28,		June 30,
	2008		2007	2008		2007

Average U.S. dollar equivalent of one Swiss franc	0.971		0.818	0.956		0.814
% change vs. prior year		+18.7%			+17.4%

Average U.S. dollar equivalent of one euro	1.564		1.349	1.532		1.329
% change vs. prior year		+15.9%			+15.3%

Average U.S. dollar equivalent of one British pound sterling	1.975		1.987	1.976		1.970
% change vs. prior year		-0.6%			+0.3%

Average Swiss franc equivalent of one euro	1.611		1.649	1.604		1.633
% change vs. prior year		-2.3%			-1.8%

Average Swiss franc equivalent of one British pound sterling	2.035		2.429	2.070		2.420
% change vs. prior year		-16.2%			-14.5%

Since we did not acquire Rader, which has subsidiaries located in Canada and Sweden, until September 14, 2007, the above table does not include changes in foreign exchange rates affecting the U.S. dollar versus the Canadian dollar and Swedish krona.
Presentation of Results and Analysis
     The following table sets forth our results of operations, expressed as a percentage of total revenues, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	57.6	56.8	57.7	57.4

Gross profit	42.4	43.2	42.3	42.6
Selling, general and administrative	24.3	25.9	25.2	25.3
Research and development	1.1	1.3	1.1	1.3

Operating income	17.0	16.0	16.0	16.0
Interest expense, net	0.4	0.9	0.5	1.0

Income before income taxes	16.6	15.1	15.5	15.0
Income tax provision	4.7	4.1	4.6	4.3

Net income	11.9%	11.0%	10.9%	10.7%

     The following table sets forth our order backlog at the dates indicated:

	June 28, 2008	Dec. 29, 2007	June 30, 2007

Backlog (at June 28, 2008 foreign exchange rates, in thousands of dollars)	$75,547	$73,545	$57,811

     Total revenues increased by $12,644,000 or 26.6% in the second quarter of 2008 and by $23,158,000 or 24.5% in the first six months of 2008 compared to the same periods in 2007. The increases in our revenues in the second quarter of 2008 compared with the same period in 2007 were primarily due to the stronger performance of our process business line in EMEA/Asia, the inclusion of Rader which we acquired on September 14, 2007, better results from the other three companies in our size reduction business line, and the positive effect of a weaker U.S. dollar versus the same period in 2007 on the translation of the revenues of our foreign operations into U.S. dollars. The increase in our revenues in the first six months of 2008 compared with the same period in 2007 were primarily due to the contributions of Rader and the other three companies in our size reduction business line and the positive effect of a weaker U.S. dollar versus the same period in 2007 on the translation of the revenues of our foreign operations into U.S. dollars.
     Gross profit as a percentage of total revenues decreased to 42.4% in the second quarter of 2008 from 43.2% for the same period in 2007 and decreased to 42.3% in the first six months of

2008 from 42.6% for the same period last year. We believe that these decreases primarily reflected a change in the sales mix of the products and services that we sold within our two business lines during these periods. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in our size reduction business line generally carry a higher gross margin than sales of equipment within that line.
     Selling, general and administrative (“SG&A”) expense increased by $2,295,000 or 18.6% in the second quarter of 2008 and by $5,750,000 or 24.0% in the first six months of 2008 compared to the same periods in 2007. We believe that these increases for the second quarter and first six months of 2008 were primarily due to the inclusion of the operations of Rader that we acquired on September 14, 2007, the unfavorable effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars, higher sales commissions related to increased revenues and, in the first six months but not in the second quarter of 2008, foreign exchange losses on transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary. As a percentage of revenues, SG&A decreased to 24.3% and 25.2% in the second quarter and first six months of 2008 versus 25.2% and 25.3% in the second quarter and first six months of 2007.
     Research and development (“R&D”) expense increased 3.3% in the second quarter of 2008 and 6.8% in the first six months of 2008 compared to the same periods in 2007 due primarily to the effect of a weaker U.S. dollar in the second quarter and first six months of 2008 on the translation into U.S. dollars of our R&D expenses incurred in Switzerland.
     Interest expense, net of interest income, decreased by $187,000 or 43.2% in the second quarter of 2008 and by $275,000 or 30.6% in the first six months of 2008 compared to the same periods in 2007. These decreases were primarily due to the effect of lower debt levels (excluding borrowings related to the Rader acquisition), lower interest rates and higher interest income, partially offset by interest expense on the borrowings related to the Rader acquisition.
     Income before income taxes increased to $10,010,000 in the second quarter of 2008 and $18,166,000 in the first six months of 2008 compared to $7,193,000 and $14,168,000 for the same periods in 2007. The increases of $2,817,000 in the second quarter of 2008 and $3,998,000 in the first six months of 2008 were primarily the net result of the items discussed above.
     The income tax provisions for the second quarter and first six months of 2008 were $2,852,000 and $5,357,000 compared to $1,940,000 and $4,036,000 for the same periods in 2007. The overall effective tax rates were 28.5% and 29.5% for the second quarter and first six months of 2008 versus 27.0% and 28.5% for the same periods in 2007. The higher effective tax rates in 2008 versus 2007 were primarily due to a higher proportion of our earnings in the United States which are taxed at an overall higher rate than are our earnings in EMEA/Asia. Income tax expense in the second quarter of 2008 was reduced by approximately $223,000, of which $173,000 was from the reversal of a previously recorded foreign tax contingency and $50,000 was from a tax refund due from the U.S. Treasury related to the completion of an Internal Revenue Service audit of the Company’s U.S. corporation tax filings for 2004, 2005 and 2006. Income tax expense in the second quarter of 2007 was reduced by approximately $410,000 as a result of the finalization of a Swiss tax audit of our Swiss subsidiary for the years 2004 and 2005.
     Our order backlog at constant foreign exchange rates increased by $2,002,000 or 2.7% at the end of the second quarter of 2008 compared to the end of fiscal year 2007, from $73,545,000 to $75,547,000. Our order backlog at constant foreign exchange rates increased by $17,736,000 or 30.7% at the end of the second quarter of 2008 compared to the end of the second quarter of 2007, from $57,811,000 to $75,547,000. The increase in backlog at the end of the second quarter of 2008 versus year-end 2007 at constant foreign exchange rates primarily reflected stronger demand for equipment in our size reduction business line, while the increase in backlog at the end of the second quarter of 2008 versus the end of the second quarter of 2007 was primarily due to the acquisition of Rader on September 14, 2007 as well as to stronger demand for equipment in our process business line, especially in EMEA/Asia, as well as in our size reduction business line.
Liquidity and Capital Resources
Capitalization
     Our capitalization at the end of the second quarter of 2008 and at the end of fiscal year 2007 is summarized below:

	June 28,	December 29,
(Dollars in Thousands)	2008	2007

Short-term debt, including current portion of long-term debt	$1,209	$1,201
Long-term debt	26,714	36,913

Total debt	27,923	38,114
Shareholders’ equity	111,927	93,953

Total debt and shareholders’ equity (total capitalization)	$139,850	$132,067

Percent total debt to total capitalization	20%	29%
Percent long-term debt to equity	24%	39%
Percent total debt to equity	25%	41%
     The weighted average annual interest rate on total debt at June 28, 2008 was 5.31%.
     Total debt decreased by $10,191,000 in the first six months of 2008. At June 28, 2008, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $23,061,000 of unused borrowing capacity under our U.S. revolving credit facility and $9,224,000 of unused borrowing capacity under our foreign loan agreements.
Other Items
     At June 28, 2008, working capital was $59,871,000 compared to $52,242,000 at December 29, 2007, and the ratio of current assets to current liabilities at those dates was 2.13 and 2.06. In the first six months of 2008 and 2007, we utilized internally generated funds and our line of credit to meet our working capital needs.
     Net cash provided by operating activities was $13,720,000 in the first six months of 2008 compared to $8,862,000 for the same period in 2007. This $4,858,000 increase in operating cash flow was primarily from higher net income, an increase in accrued expenses and other current liabilities in the first six months of 2008 compared to a decrease in the first six months of 2007, increased depreciation and amortization, and a higher increase in inventory in the first six months of 2008 compared with the same period in 2007, partially offset by a lower increase in accounts receivable when comparing the first six months of 2008 and 2007.
     Net cash of $1,727,000 used in investing activities in the first six months of 2008 was primarily for capital additions and an installment payment related to the purchase of certain assets of Wuxi Chenghao, partially offset by a reduction of restricted cash associated with the collateralization of letters of credit, while net cash of $2,002,000 used in investing activities in the first six months of 2007 was primarily for an Internal Revenue Code Section 338(h)(10) election associated with the purchase of Premier Pneumatics, Inc. in October 2006, capital additions and the purchase of certain assets of Wuxi Chenghao, partially offset by a reduction of restricted cash associated with the collateralization of letters of credit and proceeds from the disposition of an asset.
     Net cash used in financing activities in the first six months of 2008 was for principal payments on debt and the purchase of 5,618 shares of the Company’s common stock, partially offset by the proceeds from stock option exercises and the tax benefit associated therewith. Net cash used in financing activities in the first six months of 2007 was for net reductions in debt, partially offset by the proceeds of stock option exercises and the tax benefit associated therewith.
     Shareholders’ equity increased $17,974,000 in the first six months of 2008, of which $12,809,000 was from net income, $764,000 was from the issuance of common stock pursuant to a restricted stock grant and the exercise of stock options, $1,022,000 was from the tax benefit associated with such stock option exercises and the vesting of restricted stock grants, and $4,215,000 was from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars between the beginning and the end of the six-month period, partially offset by $769,000 used to purchase 5,618 shares of the Company’s common stock and $67,000 from an unrealized loss, net of taxes, attributable to several interest rate swaps.
Future Payments Under Contractual Obligations
     We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in our 2007 Form 10-K, except for an $8,800,000 decrease in the principal amount due in 2011 under our U.S. revolving credit facility and a $288,000 prepayment of principal due August 1, 2009 under our U.S. mortgage. Refer to Notes 8 and 15 to the consolidated financial statements in our 2007 Form 10-K for additional information on long-term debt and commitments and contingencies.
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
     As of June 28, 2008, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in our pre-tax income for the first six months of 2008 of approximately $629,000, or 3.5%. This hypothetical reduction on transactional exposures is based on the differences between the June 28, 2008 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within the accumulated other comprehensive income component of shareholders’ equity on our balance sheet. Using the above example, a hypothetical change in translation adjustments would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $4,965,000, or 4.4% of our June 28, 2008 shareholders’ equity of $111,927,000.
Interest Rate Risk
     We have credit facilities and loans that require us to pay interest at rates that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of interest rate swaps. As of June 28, 2008, we had total debt of $27,923,000, $2,973,000 of which was subject to fixed interest rates which ranged from 5.00% to 6.45%, $3,950,000 of which was subject to variable interest rates which ranged from 3.507% to 4.0% and $21,000,000 of which was variable rate debt subject to several interest rate swaps with fixed interest rates which ranged from 4.925% to 6.095%, subject in the case of our variable rate debt and interest rate swaps to increases in the event our Debt Ratio exceeds certain specified levels at the end of any relevant measurement period, as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Reserves” in our 2007 Form 10-K. A 100 basis point increase in market interest rates on the $3,950,000 of variable rate debt would increase annual interest expense by approximately $40,000.

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

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Shareholders of the Company was held on May 8, 2008.

(b)	Not applicable

(c)	Shareholders of the Company were asked to vote on a proposal to elect two Class III directors. The Board of Directors nominated Norman Cohen and Richard J. Pinola as its nominees for election as the Class III directors. There were no other nominations. Messrs. Cohen and Pinola were elected as the Class III directors, with the result of the vote being as follows:

	Number of Votes
	For	Withheld
Norman Cohen	2,352,064	55,587
Richard J. Pinola	2,241,332	166,319
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

K-TRON INTERNATIONAL, INC.
Date: August 4, 2008	By:	RONALD R. REMICK
Ronald R. Remick
Senior Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and principal financial officer of the Registrant)

Date: August 4, 2008	By:	ALAN R. SUKONECK
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