Form 10-Q
period 2008-09-27
K TRON INTERNATIONAL INC
filed 2008-11-04
CIK 20

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 2,774,697 shares of Common Stock outstanding as of October 29, 2008.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Consolidated Balance Sheets as of September 27, 2008 (Unaudited) and December 29, 2007	1

Consolidated Statements of Income and Retained Earnings (Unaudited) for the Three and Nine Months Ended September 27, 2008 and September 29, 2007	2

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 27, 2008 and September 29, 2007	3

Notes to Consolidated Financial Statements (Unaudited)	4–15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16–23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4. Controls and Procedures.	25

PART II. OTHER INFORMATION

Item 6. Exhibits.	26

SIGNATURES	26

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Per Share Data)

	(Unaudited)
	September 27,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$33,233	$30,853
Restricted cash	530	1,183
Accounts receivable, net of allowance for doubtful accounts of $931 and $1,065	38,682	30,987
Inventories, net	32,525	30,233
Costs and estimated earnings in excess of billings	—	2,801
Deferred income taxes	2,518	1,904
Prepaid expenses and other current assets	4,179	3,778

Total current assets	111,667	101,739

Property, plant and equipment, net	26,641	27,424
Patents, net	1,396	1,496
Goodwill	28,619	27,385
Other intangibles, net	21,600	22,320
Other assets	4,088	3,562
Deferred income taxes	205	192

Total assets	$194,216	$184,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,722	$1,201
Accounts payable	14,097	11,973
Accrued expenses and other current liabilities	11,938	16,517
Accrued commissions	4,799	3,923
Customer advances and billings in excess of costs and estimated earnings	9,753	8,667
Income taxes payable	4,918	4,581
Deferred income taxes	2,635	2,635

Total current liabilities	49,862	49,497

Long-term debt, net of current portion	24,000	36,913
Deferred income taxes	3,303	3,286
Other non-current liabilities	539	469
Series B Junior Participating Preferred Shares, $.01 par value. Authorized 50,000 shares; issued none	—	—
Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 950,000 shares; issued none	—	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued 4,781,889 shares and 4,716,383 shares	48	47
Paid-in capital	27,581	24,568
Retained earnings	110,152	90,576
Accumulated other comprehensive income	7,014	6,276

	144,795	121,467
Treasury stock, 2,008,192 and 2,002,574 shares, at cost	(28,283)	(27,514)

Total shareholders’ equity	116,512	93,953

Total liabilities and shareholders’ equity	$194,216	$184,118

See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Revenues:
Equipment and parts	$56,418	$45,701	$167,841	$134,117
Services and freight	3,213	2,471	9,398	8,413
Other	—	—	—	92

Total revenues	59,631	48,172	177,239	142,622

Cost of revenues:
Equipment and parts	32,300	25,955	95,247	75,035
Services and freight	2,547	2,102	7,457	7,276

Total cost of revenues	34,847	28,057	102,704	82,311

Gross profit	24,784	20,115	74,535	60,311

Operating expenses:
Selling, general and administrative	14,689	12,080	44,365	36,006
Research and development	633	556	1,917	1,758

Total operating expenses	15,322	12,636	46,282	37,764

Operating income	9,462	7,479	28,253	22,547

Interest (expense), net	(179)	(363)	(804)	(1,263)

Income before income taxes	9,283	7,116	27,449	21,284

Income tax provision	2,516	2,186	7,873	6,222

Net income	6,767	4,930	19,576	15,062

Retained earnings:
Beginning of period	103,385	79,387	90,576	69,255

End of period	$110,152	$84,317	$110,152	$84,317

Earnings per share:
Basic	$2.44	$1.83	$7.14	$5.62

Diluted	$2.34	$1.72	$6.84	$5.28

Weighted average common shares outstanding (basic)	2,769,000	2,696,000	2,740,000	2,681,000

Weighted average common and common equivalent shares outstanding (diluted)	2,891,000	2,872,000	2,860,000	2,854,000

See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 27,	September 29,
	2008	2007
Operating activities:
Net income	$19,576	$15,062
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of asset	—	(92)
Depreciation and amortization	4,567	4,068
Non-cash compensation	431	323
Deferred income taxes	(12)	(45)
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	(7,352)	(181)
Inventories, net	(3,356)	(1,813)
Prepaid expenses and other current assets	(50)	(300)
Other assets	78	331
Accounts payable	1,925	2,633
Accrued expenses and other current liabilities	(113)	600

Net cash provided by operating activities	15,694	20,586

Investing activities:
Proceeds from disposition of asset	—	428
Businesses acquired, net of cash received	(400)	(17,101)
Capital expenditures	(2,573)	(1,564)
Restricted cash	653	(1,550)
Other	(37)	(30)

Net cash used in investing activities	(2,357)	(19,817)

Financing activities:
Proceeds from issuance of long-term debt	10,900	24,130
Principal payments on long-term debt	(23,292)	(18,021)
Purchase of treasury stock	(769)	—
Tax benefit from stock option exercises and vesting of restricted stock grants	1,047	1,573
Proceeds from issuance of common stock	145	1,093

Net cash (used in) provided by financing activities	(11,969)	8,775

Effect of exchange rate changes on cash and cash equivalents	1,012	1,122

Net increase in cash and cash equivalents	2,380	10,666

Cash and cash equivalents:
Beginning of period	30,853	14,038

End of period	$33,233	$24,704

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,393	$1,500
Income taxes	$6,052	$4,157

Seller financing for businesses acquired	$—	$434
See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2008
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. All references to the third quarter or first nine months of 2008 or 2007 mean the 13-week or 39-week period ended September 27, 2008 or September 29, 2007.

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

On March 27, 2007, the Company purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China. The purchased assets were transferred from Wuxi Chenghao to Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”), a newly-created Wholly Foreign-Owned Enterprise which the Company established in connection with this transaction, and the financial results of Wuxi K-Tron Colormax have been included in the Company’s consolidated financial statements since that date. The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with one of Wuxi Chenghao’s owners, could be as much as approximately $3,500,000. As of September 27, 2008 and December 29, 2007, the Company recorded $1,505,000 and $1,152,000 of goodwill as part of acquiring the Wuxi Chenghao assets.

On September 14, 2007, the Company purchased all of the outstanding stock of Rader Companies, Inc. (“Rader”), and the financial results of Rader have been included in the Company’s consolidated financial statements since that date. The preliminary purchase price was $15,945,000, all of which was paid in cash, including $2,300,000 held in escrow to satisfy any potential indemnification claims made by the Company. The Company borrowed the full amount of the purchase price under its existing U.S. revolving credit facility (see Note 7 — Long-Term Debt). The purchase price of $17,632,000 included a $1,687,000 adjustment based upon Rader’s increase in net working capital between January 1, 2007 and the September 14, 2007 closing date, which adjustment was paid to the sellers on February 5, 2008. Soon after the acquisition of Rader, the Company began assessing the sellers’ valuation of Rader’s assets and liabilities as of the September 14, 2007 closing date. The Company disclosed in its third quarter 2007 report on Form 10-Q and annual report on Form 10-K for fiscal year 2007 that the purchase price allocation in connection with the Rader acquisition was based on a preliminary valuation of Rader’s assets and liabilities, and that such allocation might change when the final valuation was complete. In the third quarter of 2008, the Company completed the valuation of the assets and liabilities as of the September 14, 2007 acquisition date. On September 12, 2008, the Company filed an indemnification claim against the sellers related to the valuation of Rader’s inventory on the closing date, and the claim was settled on October 9, 2008. As part of the settlement, the sellers agreed to a reduction in the purchase price of approximately $257,000, with payments to the Company from the escrow fund of approximately $117,000 on September 26, 2008 (reducing the escrow fund to $2,183,000 at the end of the third quarter) and $140,000 on October 10, 2008. The purchase price allocation below has been updated from year-end 2007 to record the portion of this settlement that occurred in the third quarter as well the final inventory valuation and related deferred taxes as of the date of the acquisition, resulting in a net increase in goodwill of $881,000 in the first nine months of 2008.

The excess of the purchase price, including the effect of those items discussed above occurring prior to the end of the third quarter, over the carrying value of the identifiable net assets acquired was $8,661,000 as of September 27, 2008, which was allocated as follows:

	Useful Life	September 27, 2008
		(in thousands)
Patents	10 years	$200
Goodwill	Indefinite	3,174
Customer relationships	10 years	2,700
Drawings	25 years	1,160
Tradenames	Indefinite	1,400
Other asset	4 months	27

		$8,661

The purchase price of $15,945,000, after being reduced by the $2,183,000 escrow that existed on September 27, 2008 and increased by the $1,687,000 working capital adjustment, for an adjusted purchase price of $15,449,000, was allocated as follows as of the end of the third quarter of 2008:

September 27, 2008
(in thousands)
Cash	$1,670
Accounts receivables, net	5,107
Inventories, net	3,822
Costs in excess of billings, net of billings in excess of costs	1,568
Deferred tax asset	615
Other current assets	531
Property, plant and equipment	52
Patents	200
Goodwill	3,174
Customer relationships	2,700
Drawings	1,160
Tradenames	1,400
Accounts payable	(2,821)
Accrued expenses and other current liabilities	(3,713)
Deferred tax liabilities	(16)

$15,449

Customer relationships, drawings and tradenames are included in other intangibles in the consolidated balance sheet.

3.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responded to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever assets or liabilities are measured at fair value as required or permitted by other standards. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. The adoption of SFAS No. 157 by the Company effective December 30, 2007 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years and interim periods beginning after November 15, 2007. The adoption of SFAS No. 159 by the Company effective December 30, 2007 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial reporting with respect to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of these instruments and activities on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 161.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends SFAS No. 142, “Goodwill and Other Intangible Assets”. This pronouncement requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3, is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. The Company will prospectively apply FSP FAS 142-3 to all intangible assets purchased after January 3, 2009.
4.	Inventories

Inventories consist of the following:

	September 27,	December 29,
	2008	2007
	(in thousands)
Components	$23,351	$22,759
Work-in-process	9,607	8,480
Finished goods	1,136	775
Inventory reserves	(1,569)	(1,781)

	$32,525	$30,233

5.	Intangible Assets

Intangible assets consist of the following:

	September 27, 2008		December 29, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Amortized intangible assets
Patents	$3,064	$1,668	$3,027	$1,531
Drawings	6,140	944	6,140	754
Customer relationships	11,299	1,505	11,299	975

	$20,503	$4,117	$20,466	$3,260

Unamortized intangible assets Trademarks and tradenames	$6,610		$6,610

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of issuance of a patent) over the expected periods of benefit, which range from 10 to 50 years. The weighted average remaining life of the amortizable intangible assets is 26 years (14 years for patents, 25 years for drawings and 29 years for customer relationships). The amortization expense of intangible assets for the nine-month periods ended September 27, 2008 and September 29, 2007 was $857,000 and $599,000.

Future annual amortization of intangible assets is as follows:

Amount
(in thousands)
Fourth quarter 2008	$278
Fiscal year 2009	1,112
Fiscal year 2010	1,112
Fiscal year 2011	1,112
Fiscal year 2012	1,112
Fiscal year 2013	1,051
Thereafter	10,609

$16,386

Goodwill increased by $1,234,000 during the first nine months of 2008, of which $353,000 was related to the acquisition of certain assets of Wuxi Chenghao and $881,000 was related to the acquisition of the outstanding stock of Rader, including adjustments made during the third quarter of 2008 as discussed in Note 2 above.

6.	Accrued Warranty

The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales, based upon historical experience, on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the nine-month periods ended September 27, 2008 and September 29, 2007:

	Nine Months Ended
	September 27,	September 29,
	2008	2007
	(in thousands)
Beginning balance	$2,194	$1,538
Accrued warranty of acquired business	—	264
Accrual of warranty expense	1,820	1,404
Warranty costs incurred	(1,511)	(999)
Foreign exchange adjustment	34	27

Ending balance	$2,537	$2,234

7.	Long-Term Debt

Long-term debt consists of the following, with the annual interest rates shown being those in effect on September 27, 2008:

	September 27,	December 29,
	2008	2007
	(in thousands)
U.S. revolving line of credit	$23,000	$33,750
U.S. mortgage, interest at 6.45%	722	1,364
U.S. term note, interest at 5.00%	2,000	3,000

	25,722	38,114
Less current portion	(1,722)	(1,201)

	$24,000	$36,913

All amounts borrowed under the U.S. revolving line of credit are due on September 29, 2011. As of September 27, 2008, interest on the $23,000,000 borrowed under the U.S. revolving line of credit was payable at the following interest rates for the periods ending on the dates indicated:

			Expiration of	Per Annum
	Amount		Interest Rate Period	Rate
Prime loan	$2,000,000	*		4.000%
Eighteen-month interest rate swap	2,000,000		5/31/2009	4.985%
Two-year interest rate swap	2,000,000		9/24/2009	5.605%
Three-year interest rate swap	5,000,000		10/13/2009	6.085%
Two-year interest rate swap	3,000,000		10/31/2009	5.385%
Two-year interest rate swap	2,000,000		11/30/2009	4.925%
Three-year interest rate swap	2,000,000		9/24/2010	5.665%
Four-year interest rate swap	5,000,000		10/13/2010	6.095%

	$23,000,000

*	The prime loan was repaid in full in October 2008.
8.	Earnings Per Share

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

The Company’s Basic and Diluted Earnings Per Share are calculated as follows:

	For the Three Months Ended September 27, 2008
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$6,767	2,769	$2.44
Common share equivalent of outstanding options	—	122	(0.10)

Diluted	$6,767	2,891	$2.34

	For the Three Months Ended September 29, 2007
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$4,930	2,696	$1.83
Common share equivalent of outstanding options	—	176	(0.11)

Diluted	$4,930	2,872	$1.72

	For the Nine Months Ended September 27, 2008
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$19,576	2,740	$7.14
Common share equivalent of outstanding options	—	120	(0.30)

Diluted	$19,576	2,860	$6.84

	For the Nine Months Ended September 29, 2007
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$15,062	2,681	$5.62
Common share equivalent of outstanding options	—	173	(0.34)

Diluted	$15,062	2,854	$5.28

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

There was no prospective cost of stock option compensation expensed in the first nine months of 2008 or 2007. There were no stock options granted in fiscal year 2007 or in the first nine months of 2008.

The following table provides a summary of the Company’s stock option activity for the nine months ended September 27, 2008:

		Weighted
		average
		option	Aggregate
	Shares	exercise	Intrinsic	Weighted average
	under	price per	Value	remaining option
	option	share	($000)	term (in years)

				Options	Options
				outstanding	exercisable
Balance, December 29, 2007	193,450	$15.52		2.49	2.49
Exercised	(3,000)	17.00

Balance, March 29, 2008	190,450	15.49		2.27	2.27
Exercised	(28,700)	18.19

Balance, June 28, 2008	161,750	14.90		2.37	2.37
Exercised	(26,500)	18.08

Balance, September 27, 2008	135,250	$14.11	$16,123	2.57	2.57

The aggregate intrinsic value at September 27, 2008 represents (i) the difference between the Company’s closing stock price of $133.32 at September 27, 2008 and the weighted average option exercise price per share on that date of $14.11 multiplied by (ii) the number of shares underlying outstanding options on that date.

The Company issued 9,000 shares of restricted common stock in May 2007 pursuant to five grants, each of which vests on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at the date of the grants, which was $93.50 per share.

The Company issued 2,500 shares of restricted common stock in February 2008 pursuant to a grant which vests on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at the date of the grant, which was $117.00 per share.

The Company issued 9,000 shares of restricted common stock in July 2008 pursuant to five grants, each of which vests on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at the date of the grants, which was $130.66 per share.

10.	Comprehensive Income

Comprehensive income is the total of net income, the change (net of tax) in the unrealized gain or loss on interest rate swaps and the change in foreign currency translation adjustments, which were the Company’s only non-owner changes in equity in the first nine months of 2008 and 2007.

For the three and nine-month periods ended September 27, 2008 and September 29, 2007, the following table sets forth the Company’s comprehensive income:

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
		(in thousands)
Net income	$6,767	$4,930	$19,576	$15,062
Unrealized (loss) on interest rate swaps, net of tax	(48)	(118)	(19)	(68)
Foreign currency translation gain (loss)	(3,458)	1,843	757	1,878

Comprehensive income	$3,261	$6,655	$20,314	$16,872

11.	Management Geographic Information

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

For the three and nine-month periods ended September 27, 2008 and September 29, 2007, the following table sets forth the Company’s geographic information:

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
		(in thousands)
THREE MONTHS ENDED
September 27, 2008
Revenues
Sales to unaffiliated customers	$37,047	$22,584	$—	$59,631
Sales to affiliates	2,430	1,117	(3,547)	—

Total sales	$39,477	$23,701	$(3,547)	$59,631

Operating income	$4,925	$4,487	$50	$9,462

Interest (expense), net				(179)

Income before income taxes				$9,283

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
THREE MONTHS ENDED
September 29, 2007
Revenues
Sales to unaffiliated customers	$32,472	$15,700	$—	$48,172
Sales to affiliates	1,010	1,280	(2,290)	—

Total sales	$33,482	$16,980	$(2,290)	$48,172

Operating income	$4,761	$2,734	$(16)	$7,479

Interest (expense), net				(363)

Income before income taxes				$7,116

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
NINE MONTHS ENDED
September 27, 2008
Revenues
Sales to unaffiliated customers	$114,918	$62,321	$—	$177,239
Sales to affiliates	7,057	3,757	(10,814)	—

Total sales	$121,975	66,078	$(10,814)	$177,239

Operating income	$16,467	$11,775	$11	$28,253

Interest (expense), net				(804)

Income before income taxes				$27,449

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)
NINE MONTHS ENDED
September 29, 2007
Revenues
Sales to unaffiliated customers	$92,569	$50,053	$—	$142,622
Sales to affiliates	3,315	3,808	(7,123)	—

Total sales	$95,884	$53,861	$(7,123)	$142,622

Operating income	$12,853	$9,732	$(38)	$22,547

Interest (expense), net				(1,263)

Income before income taxes				$21,284

For the three and nine-month periods ended September 27, 2008 and September 29, 2007, the following table sets forth revenues from external customers:

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
		(in thousands)
Americas
U.S.	$28,302	$28,220	$83,296	$75,613
Canada	3,022	2,065	13,547	5,736
All others	5,723	2,187	18,075	11,220

Total	37,047	32,472	114,918	92,569

EMEA/Asia
China	1,765	3,447	4,263	5,986
Germany	3,130	2,900	10,136	8,390
Netherlands	193	311	1,918	6,893
South Korea	5,224	414	6,694	2,195
United Kingdom	967	2,080	5,324	7,246
All others	11,305	6,548	33,986	19,343

Total	22,584	15,700	62,321	50,053

	$59,631	$48,172	$177,239	$142,622

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     On September 14, 2007, we purchased all of the outstanding stock of Rader Companies, Inc. (“Rader”), and the financial results of Rader have been included in our consolidated financial statements since that date. The preliminary purchase price was $15,945,000, all of which was paid in cash, including $2,300,000 held in escrow to satisfy any potential indemnification claims made by us. We borrowed the full amount of the purchase price under our existing U.S. revolving credit facility. The purchase price of $17,632,000 included a $1,687,000 adjustment based upon Rader’s increase in net working capital between January 1, 2007 and the September 14, 2007 closing date, which adjustment was paid to the sellers on February 5, 2008. Soon after the acquisition of Rader, we began assessing the sellers’ valuation of Rader’s assets and liabilities as of the September 14, 2007 closing date. We disclosed in our third quarter 2007 report on Form 10-Q and annual report on Form 10-K for fiscal year 2007 that the purchase price allocation in connection with the Rader acquisition was based on a preliminary valuation of Rader’s assets and liabilities, and that such allocation might change when the final valuation was complete. In the third quarter of 2008, we completed the valuation of the assets and liabilities as of the September 14, 2007 acquisition date. On September 12, 2008, we filed an indemnification claim against the sellers related to the valuation of Rader’s inventory on the closing date, and the claim was settled on October 9, 2008. As part of the settlement, the sellers agreed to a reduction in the purchase price of approximately $257,000, with payments to us from the escrow fund of approximately $117,000 on September 26, 2008 (reducing the escrow fund to $2,183,000 at the end of the third quarter) and $140,000 on October 10, 2008. The portion of the settlement of the above claim that occurred in the third quarter as well as the determination of the final inventory valuation and related deferred taxes as of the date of the acquisition resulted in a net increase in goodwill of $881,000 in the first nine months of 2008.
     The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the third quarter or first nine months of 2008 or 2007 mean the 13-week or 39-week period ended September 27, 2008 or September 29, 2007.

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
     Our significant accounting policies are described in Note 2 to our 2007 consolidated financial statements contained in our 2007 Form 10-K. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2007 consolidated financial statements and also in Note 3 to our consolidated financial statements contained in this quarterly report on Form 10-Q. We did not adopt any accounting policy in the first nine months of 2008 that had a material impact on our consolidated financial statements.
Results of Operations
Overview
     For the third quarter and first nine months of 2008, we reported revenues of $59,631,000 and $177,239,000 and net income of $6,767,000 and $19,576,000, compared to revenues of $48,172,000 and $142,622,000 and net income of $4,930,000 and $15,062,000 for the same periods in 2007. The increases in our revenues and net income in the third quarter of 2008 compared with the same period in 2007 were primarily due to the stronger performance of our process business line in EMEA/Asia, the contributions from the operations of Rader and two of the other three companies in our size reduction business line, and the positive effect of a weaker U.S. dollar versus the same period in 2007 on the translation of the revenues and profits of our foreign operations into U.S. dollars. The increases in our revenues and net income in the first nine months of 2008 compared with the same period in 2007 were primarily due to the contributions of Rader and two of the other three size reduction companies and the positive effect of a weaker U.S. dollar versus the same period in 2007 on the translation of the revenues and profits of our foreign operations into U.S. dollars. The overall effective tax rate was 27.2% for the third quarter of 2008 versus 30.7% for the same period in 2007, with the decrease being primarily due to a higher proportion of our earnings in EMEA/Asia which are taxed at an overall lower rate than are our earnings in the United States. The overall effective tax rate was 28.7% for the first nine months of 2008 which was comparable to the rate of 29.2% for the same period in 2007. Income tax expense in the first nine months of 2008 was reduced by approximately $223,000 due to the reversal of a previously recorded foreign tax contingency of $173,000 and a tax refund of $50,000 due from the U.S. Treasury related to the completion of an Internal Revenue Service audit of the Company’s U.S. corporation tax filings for 2004, 2005 and 2006, both of which were recorded in the second quarter of 2008. Income tax expense in the first nine months of 2007 was reduced by approximately $410,000 as a result of the finalization in the second quarter of 2007 of a Swiss tax audit of our Swiss subsidiary for the years 2004 and 2005.
Foreign Exchange Rates
     We are an international company, and we derived approximately 35% of our revenues for the first nine months of both 2008 and 2007 from products manufactured in, and sales made and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc.
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
     For the third quarter and first nine months of 2008 and 2007, the changes in certain key foreign exchange rates affecting us were as follows:

	Three Months Ended			Nine Months Ended
	Sept. 27,		Sept. 29,	Sept. 27,		Sept. 29,
	2008		2007	2008		2007
Average U.S. dollar equivalent of one Swiss franc	0.932		0.836	0.948		0.821
% change vs. prior year		+11.5%			+15.5%

Average U.S. dollar equivalent of one euro	1.503		1.378	1.523		1.346
% change vs. prior year		+9.1%			+13.2%

	Three Months Ended			Nine Months Ended
	Sept. 27,		Sept. 29,	Sept. 27,		Sept. 29,
	2008		2007	2008		2007
Average U.S. dollar equivalent of one British pound sterling	1.894		2.024	1.949		1.988
% change vs. prior year		-6.4%			-2.0%

Average US dollar equivalent of one Canadian dollar	0.962		0.959	0.982		0.909
% change vs. prior year		+0.3%			+8.0%

Average US dollar equivalent of one Swedish krona	0.159		0.149	0.162		0.146
% change vs. prior year		+6.7%			+11.0%

Average Swiss franc equivalent of one euro	1.613		1.648	1.607		1.639
% change vs. prior year		-2.1%			-1.9%

Average Swiss franc equivalent of one British pound sterling	2.032		2.421	2.056		2.421
% change vs. prior year		-16.1%			-15.1%
Presentation of Results and Analysis
     The following table sets forth our results of operations, expressed as a percentage of total revenues, for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2008	2007	2008	2007
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	58.4	58.2	57.9	57.7

Gross profit	41.6	41.8	42.1	42.3

Selling, general and administrative	24.6	25.1	25.0	25.3

Research and development	1.1	1.2	1.1	1.2

Operating income	15.9	15.5	16.0	15.8

Interest expense, net	0.3	0.8	0.5	0.9

Income before income taxes	15.6	14.7	15.5	14.9

Income tax provision	4.3	4.5	4.5	4.3

Net income	11.3%	10.2%	11.0%	10.6%

The following table sets forth our order backlog on the dates indicated:

	Sept. 27, 2008	Dec. 29, 2007	Sept. 29, 2007
Backlog (at September 27, 2008 foreign exchange rates, in thousands of dollars)	$73,995	$71,199	$63,392

     Total revenues increased by $11,459,000 or 23.8% in the third quarter of 2008 and by $34,617,000 or 24.3% in the first nine months of 2008 compared to the same periods in 2007. The increases in our revenues in the third quarter and first nine months of 2008 compared with the same periods in 2007 were primarily due to the stronger performance of our process business line in EMEA/Asia, the contributions from the operations of Rader and two of the other three companies in our size reduction business line, and the positive effect of a weaker U.S. dollar versus the same periods in 2007 on the translation of the revenues of our foreign operations into U.S. dollars.
     Gross profit as a percentage of total revenues decreased to 41.6% in the third quarter of 2008 from 41.8% for the same period in 2007 and decreased to 42.1% in the first nine months of 2008 from 42.3% for the same period last year. We believe that these decreases primarily reflected a change in the sales mix of the products and services that we sold within our two business lines during these periods. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the product sold or service provided. For example, sales of replacement parts in our size reduction business line generally carry a higher gross margin than sales of equipment within that line.
     Selling, general and administrative (“SG&A”) expense increased by $2,609,000 or 21.6% in the third quarter of 2008 and by $8,359,000 or 23.2% in the first nine months of 2008 compared to the same periods in 2007. We believe that these increases for the third quarter and first nine months of 2008 were primarily due to the inclusion of the operations of Rader that we acquired on September 14, 2007, the unfavorable effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars, higher sales commissions related to increased revenues and, in the first nine months, first quarter 2008 foreign exchange losses on transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary. As a percentage of revenues, SG&A decreased to 24.6% and 25.0% in the third quarter and first nine months of 2008 versus 25.1% and 25.3% in the third quarter and first nine months of 2007.
     Research and development (“R&D”) expense increased 13.8% in the third quarter of 2008 and 9.0% in the first nine months of 2008 compared to the same periods in 2007 due primarily to the effect of a weaker U.S. dollar in the third quarter and first nine months of 2008 on the translation into U.S. dollars of our R&D expenses incurred in Switzerland.
     Interest expense, net of interest income, decreased by $184,000 or 50.7% in the third quarter of 2008 and by $459,000 or 36.3% in the first nine months of 2008 compared to the same periods in 2007. These decreases were primarily due to the effect of lower debt levels (excluding borrowings related to the Rader acquisition), lower interest rates and higher interest income, partially offset by interest expense on the borrowings related to the Rader acquisition.
     Income before income taxes increased to $9,263,000 in the third quarter of 2008 and $27,449,000 in the first nine months of 2008 compared to $7,116,000 and $21,284,000 for the same periods in 2007. The increases of $2,147,000 in the third quarter of 2008 and $6,165,000 in the first nine months of 2008 were primarily the net result of the items discussed above.
     The income tax provisions for the third quarter and first nine months of 2008 were $2,516,000 and $7,873,000 compared to $2,186,000 and $6,222,000 for the same periods in 2007. The overall effective tax rate was 27.2% for the third quarter of 2008 versus 30.7% for the same period in 2007, with the decrease being primarily due to a higher proportion of our earnings in EMEA/Asia which are taxed at an overall lower rate than are our earnings in the United States. The overall effective tax rate was 28.7% for the first nine months of 2008 which was comparable to the rate of 29.2% for the same period in 2007. Income tax expense in the first nine months of 2008 was reduced by approximately $223,000 due to the reversal of a previously recorded foreign tax contingency of $173,000 and a tax refund of $50,000 due from the U.S. Treasury related to the completion of an Internal Revenue Service audit of our U.S. corporation tax filings for 2004, 2005 and 2006, both of which were recorded in the second quarter of 2008. Income tax expense in the first nine months of 2007 was reduced by approximately $410,000 as a result of the finalization in the second quarter of 2007 of a Swiss tax audit of our Swiss subsidiary for the years 2004 and 2005.
     Our order backlog at constant foreign exchange rates increased by $2,796,000 or 3.9% at the end of the third quarter of 2008 compared to the end of fiscal year 2007, from $71,199,000 to $73,995,000. Our order backlog at constant foreign exchange rates increased by $10,603,000 or 16.7% at the end of the third quarter of 2008 compared to the end of the third quarter of 2007, from $63,392,000 to $73,995,000. The increases in our order backlog at the end of the third quarter of 2008 versus both year-end 2007 and the end of the third quarter of 2007 at constant foreign exchange rates primarily reflected stronger demand for equipment in our size reduction business line.
Liquidity and Capital Resources
Capitalization
     Our capitalization at the end of the third quarter of 2008 and at the end of fiscal year 2007 is summarized below:

	September 27,	December 29,
(Dollars in Thousands)	2008	2007
Short-term debt, including current portion of long-term debt	$1,722	$1,201
Long-term debt	24,000	36,913

Total debt	25,722	38,114
Shareholders’ equity	116,512	93,953

Total debt and shareholders’ equity (total capitalization)	$142,234	$132,067

Percent total debt to total capitalization	18%	29%
Percent long-term debt to equity	21%	39%
Percent total debt to equity	22%	41%
     The weighted average annual interest rate on total debt at September 27, 2008 was 5.12%.

     Total debt decreased by $12,392,000 in the first nine months of 2008. At September 27, 2008, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $24,481,000 of unused borrowing capacity under our U.S. revolving credit facility and $8,613,000 of unused borrowing capacity under our foreign loan agreements.
Other Items
     At September 27, 2008, working capital was $61,805,000 compared to $52,242,000 at December 29, 2007, and the ratio of current assets to current liabilities at those dates was 2.24 and 2.06. In the first nine months of 2008 and 2007, we utilized internally generated funds and our U.S revolving credit facility to meet our working capital needs.
     Net cash provided by operating activities was $15,694,000 in the first nine months of 2008 compared to $20,586,000 for the same period in 2007. This $4,892,000 decrease in operating cash flow was primarily due to an increase in accounts receivable and inventory, a smaller increase in accounts payable and a decrease in accrued expenses and other current liabilities in the first nine months of 2008 compared to the first nine months of 2007, partially offset by higher net income and increased depreciation and amortization.
     Net cash of $2,357,000 used in investing activities in the first nine months of 2008 was primarily for capital additions and an installment payment related to the purchase of certain assets of Wuxi Chenghao, partially offset by a reduction of restricted cash associated with the collateralization of letters of credit, while net cash of $19,817,000 used in investing activities in the first nine months of 2007 was primarily for the Rader acquisition, an Internal Revenue Code section 338(h)(10) election associated with the purchase of Premier Pneumatics, Inc. in October 2006, capital additions and the purchase of certain assets of Wuxi Chenghao, partially offset by a reduction of restricted cash associated with the collateralization of letters of credit and proceeds from the disposition of an asset.
     Net cash used in financing activities in the first nine months of 2008 was for principal payments on debt and the purchase of 5,618 shares of the Company’s common stock, partially offset by the proceeds of stock option exercises and the tax benefit associated therewith. Net cash used in financing activities in the first nine months of 2007 was for net reductions in debt, partially offset by the proceeds of stock option exercises and the tax benefit associated therewith.
     Shareholders’ equity increased $22,559,000 in the first nine months of 2008, of which $19,576,000 was from net income, $1,967,000 was from the issuance of common stock pursuant to restricted stock grants and the exercise of stock options, $1,047,000 was from the tax benefit associated with such stock option exercises and the vesting of restricted stock grants, and $757,000 was from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars between the beginning and the end of the nine-month period, partially offset by $769,000 used to purchase 5,618 shares of the Company’s common stock and $19,000 from an unrealized loss, net of taxes, attributable to several interest rate swaps.
Future Payments Under Contractual Obligations
     We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in our 2007 Form 10-K, except for an $10,750,000 decrease in the principal amount due in 2011 under our U.S. revolving credit facility and a $482,000 prepayment of principal due August 1, 2009 under our U.S. mortgage. Refer to Notes 8 and 15 to the consolidated financial statements in our 2007 Form 10-K for additional information on long-term debt and commitments and contingencies.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We are currently exposed to certain market risks related to fluctuations in foreign exchange rates and interest rate changes.
Foreign Exchange Rate Risk
     The primary currencies for which we have exchange rate exposure are (i) the U.S. dollar versus each of the Swiss franc, the euro, the British pound sterling, the Canadian dollar and the Swedish krona, and (ii) the Swiss franc versus the euro and the British pound sterling. We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. Foreign cash balances in currencies other than the Swiss franc are limited in amount in order to manage the transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary.
     As of September 27, 2008, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in our pre-tax income for the first nine months of 2008 of approximately $911,000, or 3.3%. This hypothetical reduction on transactional exposures is based on the differences between the September 27, 2008 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within the accumulated other comprehensive income component of shareholders’ equity on our balance sheet. Using the above example, a hypothetical change in translation adjustments would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $4,961,000, or 4.3% of our September 27, 2008 shareholders’ equity of $116,512,000.
Interest Rate Risk
     We have credit facilities and loans that require us to pay interest at rates that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of interest rate swaps. As of September 27, 2008, we had total debt of $25,722,000, $2,722,000 of which was subject to fixed interest rates which ranged from 5% to 6.45%, $2,000,000 of which was subject to a variable interest rate of 4% and $21,000,000 of which was variable rate debt subject to several interest rate swaps with fixed interest rates which ranged from 4.925% to 6.095%, subject in the case of our variable rate debt and interest rate swaps to increases in the event our Debt Ratio exceeds certain specified levels at the end of any relevant measurement period, as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” in our 2007 Form 10-K. A 100 basis point increase in market interest rates on the $2,000,000 of variable rate debt would increase annual interest expense by approximately $20,000.

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

K-TRON INTERNATIONAL, INC.
Date: November 4, 2008	By:	RONALD R. REMICK
Ronald R. Remick
Senior Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and principal financial officer of the Registrant)

Date: November 4, 2008	By:	ALAN R. SUKONECK
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