Form 10-K
period 2009-01-03
K TRON INTERNATIONAL INC
filed 2009-03-13
CIK 20

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (hereafter, the “Exchange Act”). Yes  ☐     No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

As of June 28, 2008, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $307,597,108. Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the NASDAQ Global Select Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any shareholders (other than directors and executive officers) owning more than ten percent of the Registrant’s Common Stock. In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of its Common Stock.

As of March 2, 2009, there were 2,801,788 shares of the Registrant’s Common Stock outstanding.

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

General

K-Tron International, Inc. is a New Jersey corporation founded in 1964, and our Common Stock trades on the NASDAQ Global Select Market under the symbol KTII. We are engaged in one principal business segment, which is material handling equipment and systems, and our operations are conducted largely through subsidiary companies. We have manufacturing facilities in the United States, Switzerland and the People’s Republic of China (“China”), and our equipment is sold and serviced throughout the world.

We serve the bulk solids material handling markets through two separate business lines (“business lines”). These two business lines focus primarily on feeding and pneumatic conveying equipment (our “Process Group”) and on size reduction equipment, conveying systems and screening equipment (our “Size Reduction Group”). Our material handling equipment is used in a wide variety of manufacturing and other industrial processes, particularly in the plastics, food, chemical, pharmaceutical, power generation, coal mining, pulp and paper, wood and forest products, and biomass energy generation industries. We design, produce, market and service this equipment, and we sell it both on a stand-alone basis and as part of larger systems that we design and sell. Replacement parts are an important aspect of all of our businesses, and they comprise a majority of the sales of our Size Reduction Group.

During 2008, we integrated the U.S. operations of our Jeffrey Specialty Equipment Corporation (“Jeffrey”) and Rader Companies, Inc. (“Rader”) subsidiaries at Jeffrey’s office and manufacturing facility in Woodruff, South Carolina. Rader had previously conducted its U.S. business from a leased facility in Alpharetta, Georgia. Rader was subsequently merged with and into Jeffrey on January 1, 2009, and Jeffrey changed its name to Jeffrey Rader Corporation (“Jeffrey Rader”) in connection with the merger. Jeffrey Rader is part of our Size Reduction Group.

Available Information

We maintain a website at http://www.ktroninternational.com. We make available free of charge through the Investor Relations section of our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our website address in this annual report on Form 10-K only as an inactive textural reference and do not intend it to be an active link to our website. The material on our website is not part of our annual report on Form 10-K. You may also obtain a free copy of these reports and amendments by contacting Ronald R. Remick, Senior Vice President and Chief Financial Officer, at K-Tron International, Inc., Routes 55 and 553, P.O. Box 888, Pitman, New Jersey 08071-0888.

Process Group

Our Process Group designs, produces, markets, sells and services both feeders and pneumatic conveying equipment, and it markets and sells this equipment under two main brands: K-Tron Feeders and K-Tron Premier. We also design, produce, market and sell a separate line of feeders and ancillary equipment for the domestic market in China under the brand name K-Tron Colormax.

Our feeding equipment, which is sold under the K-Tron Feeders brand, controls the flow of materials into a manufacturing process by weight (known as gravimetric feeding) or by volume (known as volumetric feeding) and is used in many different industries, including the plastics compounding, base resin production, food, chemical and pharmaceutical industries. This feeding equipment is sold throughout the world by 89 independent sales representatives with exclusive territories, by Company-owned sales companies in France, Germany, the United Kingdom and Singapore and directly from the factory in other locations which are not covered by either of these distribution channels. Our Process Group markets and sells both stand-alone feeders and engineered systems where one or more feeders are combined with other complementary material handling equipment.

Our pneumatic conveying equipment, which is sold under the K-Tron Premier brand, addresses a broad range of pneumatic conveying applications that involve the handling of bulk solids. Our K-Tron Premier equipment and systems transport bulk solids from one point to another point with negative pressure (known as vacuum conveying)

or with positive pressure (known as pressure conveying) and are used in many industries, including those served by the K-Tron Feeders brand. This pneumatic conveying equipment is sold primarily in North America using the same independent sales representatives that sell our K-Tron Feeders brand feeding equipment. We have also started to sell our K-Tron Premier products outside of North America through many of the channels used for our K-Tron Feeders brand.

We have contracts with our independent sales representatives which provide for specific commissions, or in situations where a representative is acting as a distributor, net transaction prices, depending on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost and our distributor may receive a lower transaction price from us. Revenue is recorded after subtracting what, if any, discount or lower transaction price applies.

Process Equipment: K-Tron Feeders Brand

Feeding Equipment.  Our Process Group markets single and twin-screw feeders, belt feeders and vibratory feeders under the K-Tron Feeders brand. We offer these feeder types in a number of different designs, sizes and finishes to meet the requirements of a given material handling application and to assure compliance with applicable industry codes and specifications. In addition, these feeders are available in both a volumetric mode, where the flow of material is controlled by volume, and a gravimetric mode, where the flow of material is controlled either by weight or loss of weight over a defined time period. Gravimetric feeders, which represent the majority of our feeding equipment sales, are typically used in premium applications where short-term accuracy in the feeding of raw materials is essential to produce a high-quality end product.

Our Process Group also offers a unique type of feeder, which we refer to as the BSP or Bulk Solids Pump. The BSP is based on technology which we have licensed from a third party on a worldwide basis in the fields of use relevant to our process business. The BSP feeder does not utilize the usual screws, belts or vibratory trays to convey material but instead relies upon positive displacement action to accurately feed free-flowing materials, offering uniform discharge, consistent volume and gentle handling.

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

Process Equipment: K-Tron Premier Brand

Conveying Equipment.  Our Process Group markets a full line of pneumatic conveying equipment, including components such as loaders, blower packages, diverter valves, rotary valves, in-line filters and other ancillary equipment. These products, which are marketed under the K-Tron Premier brand, are offered in a number of different designs, sizes and finishes to meet the requirements of a given material handling application and to assure compliance with applicable industry codes and specifications. Products are sold stand-alone to customers and resellers who then install them in one of their systems, or as part of customer and application-specific engineered systems that we design. Our pneumatic conveying systems convey material by positive pressure where the material is blown to a storage vessel, or by negative pressure where the material is transferred by vacuum to a storage vessel. Among the applications for engineered systems are railcar and truck unloading systems, where high volumes of bulk solids are typically moved by positive pressure from railcars or trucks to intermediate storage containers, and intermediate storage-to-production line transfer systems, where bulk solids are typically transported by vacuum at lower volumes to the production line.

Our Process Group markets pneumatic conveying systems under the K-Tron Premier brand to a number of different markets and industries, including many of the ones that we serve with our feeding equipment.

Manufacturing.  Our pneumatic conveying equipment manufacturing activities consist of machining and welding raw materials and castings into machined parts, and assembling these parts together with components purchased from outside suppliers into loaders, rotary valves, diverter valves and other related equipment. We produce a number of standard pneumatic conveying and related products that are then adapted to meet a customer’s particular specifications. Customization generally is limited to combining standard mechanical and electrical modules to meet the process and regulatory requirements of the customer. Our pneumatic conveying equipment and systems are assembled and tested at our facilities in Salina, Kansas, Pitman, New Jersey and Niederlenz, Switzerland.

Competition.  Strong competition with respect to pneumatic conveying equipment exists in every major geographic and industrial market that we serve. Competitors range in size from larger companies with national or international markets and a broad line of products to smaller companies serving a regional market or specializing in a limited range of products or applications. Many of our competitors are privately held. We believe that we are one of the leading suppliers of pneumatic conveying equipment and systems to the plastics industry in the United States and to the food and pharmaceutical industries in the United Kingdom.

Process Equipment: Service and Parts

Our Process Group has a global service network that enables us to respond to customer calls with respect to our K-Tron Feeders brand and K-Tron Premier brand feeding and pneumatic conveying equipment within 24 hours almost anywhere in the world. We also sell parts to our customers, and our service and parts business associated with our sales of feeding and pneumatic conveying equipment is an important source of revenue for us. In addition to equipment, service and parts, we offer training to our customers, sales representatives and employees with respect to our K-Tron Feeders brand and K-Tron Premier brand feeding and pneumatic conveying equipment at our K-Tron Institute, which is based at our facilities in Pitman, New Jersey and Niederlenz, Switzerland, and through courses offered by the Institute in other locations, including at customer sites.

Process Equipment: K-Tron Colormax Brand

Our Process Group serves the domestic plastics compounding and injection molding markets in China through our Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”) subsidiary. Following the formation of Wuxi K-Tron Colormax in 2007 and the purchase by it of certain assets from a privately-owned Chinese company, we created the brand name K-Tron Colormax to market a line of volumetric and gravimetric feeders, pelletizers, screen changers and other equipment specifically targeted at domestic Chinese compounding and injection molding manufacturers. In 2008, we expanded the K-Tron Colormax product line by adding the pneumatic conveying equipment product line from our discontinued Colormax Limited operations in the United Kingdom.

Most of the products sold under the K-Tron Colormax brand name are designed and manufactured by Wuxi K-Tron Colormax, which has a manufacturing facility in Wuxi, China. K-Tron Colormax brand products are marketed to end users and resellers in China by salespeople employed by Wuxi K-Tron Colormax, and the products, unlike our K-Tron Feeders brand products, are sold in Chinese currency. Feeders produced under our K-Tron Colormax brand, unlike those of our K-Tron Feeders brand, use third-party strain gauge load cells for weighing. They also use a lower-cost controller specifically developed by our Process Group’s research and development group for gravimetric feeding in the China domestic market. We believe that feeders produced using this more economical construction of weighing and control technologies meet the accuracy requirements of this market. To the extent that greater accuracy is required, we sell our K-Tron Feeders brand equipment in China through resellers, such as engineering firms that are based in Europe and the United States, and through independent sales representatives in China, none of whom represent the K-Tron Colormax brand.

K-Tron Electronics

K-Tron Electronics, which is part of our Process Group, designs, produces and tests electronic assemblies for use by us in our Process Group manufacturing facilities and also to sell to third parties, generally focusing on small production runs for customers in New Jersey, eastern Pennsylvania and Delaware. Its facilities, which are located in Pitman, New Jersey, provide both automated surface mount and through-hole assembly capabilities, as well as testing equipment. The regional market for electronic assemblies is large, and K-Tron Electronics is one of many suppliers to this market.

Size Reduction Group

Our Size Reduction Group consists of our U.S.-based Pennsylvania Crusher Corporation (“Penn Crusher”), Gundlach Equipment Corporation (“Gundlach”) and Jeffrey Rader. Jeffrey Rader also has two sales subsidiaries in Canada and Sweden. In the fourth quarter of 2008, we completed the integration of our Rader marketing and engineering office in Alpharetta, Georgia, into our Jeffrey office and manufacturing facility in Woodruff, South Carolina, and on January 1, 2009, Rader was merged with and into Jeffrey. Our former Jeffrey and Rader brands of equipment are now marketed as Jeffrey Rader brand equipment.

All of our Size Reduction Group companies design, manufacture, market and sell size reduction equipment, such as hammermills, wood hogs and double roll crushers. This equipment is used to resize various materials to a given smaller size, and the principal industries served are the power generation, coal and minerals mining, pulp and paper and wood and forest products industries. Jeffrey Rader also provides the pulp and paper and biomass energy generation industries with screening equipment, conveying systems and other products, and it sells a feeder/delumper used by petrochemical companies in the production of polyethylene and polypropylene.

Penn Crusher Equipment.  Penn Crusher manufactures size reduction and related equipment for the power generation industry to crush coal before it is used as fuel in the steam furnaces of coal-fired power plants, and it also serves other industries such as mining, quarrying and glass making. Penn Crusher sells its equipment worldwide through 43 independent sales representatives, with a primary focus on the United States. We have contracts with our independent sales representatives which provide for specific commission rates to be paid to the representative based on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost. Revenue is recorded after subtracting what, if any, discount applies.

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

Gundlach Equipment.  Gundlach manufactures size reduction equipment for the coal mining industry, and its equipment is also used to crush coal and other minerals in coal-fired power stations, salt processing plants, fertilizer manufacturing facilities and other industrial applications. Gundlach sells its equipment worldwide through 15 independent sales representatives, with a focus on the U.S. and South American markets. We have contracts with our independent sales representatives which provide for specific commission rates to be paid to the representative based on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost. Revenue is recorded after subtracting what, if any, discount applies.

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

Jeffrey Rader Equipment.  Jeffrey Rader produces wood and bark hogs, chip sizers, screening equipment, pneumatic and mechanical conveying systems, storage/reclaim systems and other size reduction equipment and related products for use primarily in the pulp and paper, wood and forest products and biomass energy generation industries. Wood and bark hogs are used in the pulp and paper and wood and forest products industries to produce mulch, boiler fuel, chips for composite wood products and compost. Chip sizers are used in the pulp and paper industry to resize chips too large for efficient use in a pulp digester. Screening equipment, pneumatic and mechanical conveying systems, truck dumping equipment and storage/reclaim systems are used to classify and handle biomass, wood chips and waste wood products such as tree bark primarily in the pulp and paper and biomass energy generation industries.

Jeffrey Rader also sells hammermills to the mining industry to resize chunks of coal, which come directly from the mine, into smaller pieces, as well as a line of electromechanical and electromagnetic vibratory feeders designed to feed bulk solid materials into processes that is marketed primarily to the aggregates, coal, mineral and chemical industries. In addition, Jeffrey Rader manufactures a feeder/delumper used by petrochemical companies in the production of polyethylene and polypropylene.

In the United States, Jeffrey Rader sells its equipment through a direct sales group and through a combination of 19 independent sales representatives and distributors, depending on the type of equipment sold, the industry to which the equipment is sold, the application for which the equipment is used and the customer’s location. Internationally, Jeffrey Rader markets its equipment through wholly-owned subsidiaries in Canada and Sweden, through a licensee in Japan and through 14 independent sales representatives and distributors in other countries. We have contracts with our independent sales representatives and distributors which provide for specific commissions or net transaction prices depending on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost and our distributor may receive a lower transaction price from us. Revenue is recorded after subtracting what, if any, discount or lower transaction price applies.

Replacement Parts.  A majority of our Size Reduction Group’s revenues is derived from the sale of replacement parts. Each company within our Size Reduction Group has a large installed base of long-lived equipment, and every machine and part sold, including specifications and drawings, is registered in a digital database to provide customers with fast and efficient support.

Manufacturing.  The manufacturing activities of our Size Reduction Group consist of machining and welding raw materials and castings into machined parts, and assembling those parts together with components purchased from outside suppliers into size reduction and other equipment. The equipment is then tested at one of our plants before being shipped to a customer’s site. Machine parts, such as frames, rotors and rolls, are built individually to order, with no such parts stocked in inventory except in the case of Penn Crusher for some blanket purchase orders from customers for parts that will be used within an 18-month period. Certain higher volume parts, such as bearings, which are also marketed as replacement parts, are purchased in volume from outside suppliers and held in inventory.

Competition.  We believe that Penn Crusher is the leading U.S. producer of hammermills and related equipment for the size reduction of steam coal by electric utility companies, that Gundlach is one of the leading U.S. manufacturers of double roll crushers and related equipment for the U.S. coal mining and North American fertilizer industries and that Jeffrey Rader is one of the leading U.S. suppliers of chip sizers for the resizing of wood chips, of screening equipment, conveying systems and storage/reclaim systems for pulp and paper mills in North America, and of truck dumping, conveying and other material handling equipment for the biomass energy generation industry in North America and Europe. Penn Crusher, Gundlach and Jeffrey Rader have reached these positions primarily because of superior machine design and quality and also because of their reputation and many years of experience in serving the needs of their customers. Competition exists in every major market that Penn Crusher, Gundlach and Jeffrey Rader serve. While some competitors are large companies, most are generally smaller companies with more limited product lines competing in specific geographic markets and applications.

Customers

We sell our material handling equipment and systems throughout the world to a wide variety of customers in the various industrial markets which we serve, ranging from large, global companies to regional and local businesses. No single customer accounted for more than 10% of our total revenues in fiscal 2008.

Suppliers

Although certain components of our products are currently purchased from sole sources, we believe that comparable components can be obtained from alternative suppliers at prices competitive with those of our current suppliers. We have never experienced a significant production delay that was primarily attributable to an outside supplier.

Patents

Certain technologies used by our Process Group and by Jeffrey Rader are protected by patents in the U.S. and in other major countries that offer patent protection. Certain of our patents have expired and others will expire at various future dates. The loss of such patent protection is not expected to have a significant adverse effect on our business.

Research and Development

We invest in research and development (“R&D”) to maintain a technological leadership position in our process equipment business. R&D in our Process Group focuses on new products as well as improvements to existing products, with particular emphasis on the application of weighing and control technologies and on mechanical design improvements. Current efforts are aimed at developing new products, shortening the time spent in the development of such products, modifying existing product designs to provide lower cost or higher performance products and analyzing the price/performance relationship for both new and existing products. We spend a minor amount on development work in our size reduction equipment business, either at a customer’s request or to produce an improved product to better fit a customer’s needs. The cost of such work is not categorized as R&D expense nor is it capitalized, but rather it is charged as an engineering expense within cost of revenues. Our research and development expenses were $2,486,000, $2,389,000 and $2,262,000 in fiscal 2008, 2007 and 2006.

Backlog

At the end of fiscal 2008, our backlog of unfilled orders was approximately $68,108,000 compared to a backlog of approximately $70,712,000 at the end of fiscal 2007, a decrease of 3.7%. This year-over-year decrease was primarily due to lower demand for equipment in our Process Group, partially offset by stronger demand for equipment in our Size Reduction Group. If we use year-end 2008 foreign exchange rates to value our 2007 year-end backlog, the decrease would be 3.6% ($68,108,000 at the end of fiscal 2008 versus $70,670,000 at the end of fiscal 2007). Approximately $2,902,000 of our Size Reduction Group’s backlog at the end of fiscal 2008 was for blanket orders that can be released by the customer at any time over an 18-month period compared to approximately $2,809,000 of such blanket orders at the end of fiscal 2007.

Employees

At the end of fiscal 2008, we had 727 employees, of which 489 were located in the United States, 155 in Europe, 59 in China, 16 in Canada, 7 in Singapore and 1 in Mexico. None of our employees are represented by labor unions, and we consider relations with our employees to be good.

Executive Officers of the Registrant

Our current executive officers are:

Name	Age	Position

Edward B. Cloues, II	61	Chairman of the Board of Directors and Chief Executive Officer
Kevin C. Bowen	57	Senior Vice President, Process Group and President and Chief Executive Officer of K-Tron America, Inc.
Lukas Guenthardt	50	Senior Vice President, Corporate Development
Donald W. Melchiorre	60	Senior Vice President, Size Reduction Group and President and Chief Executive Officer of Pennsylvania Crusher Corporation
Ronald R. Remick	62	Senior Vice President, Chief Financial Officer and Treasurer

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

Our businesses and operations are subject to a number of risks and uncertainties that are described below, but these risks and uncertainties are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we may currently deem immaterial, may become important factors that could harm our business, financial condition or results of operations. Our business, financial condition or results of operations could suffer as a consequence of any of these risks and uncertainties.

The effects of the current global economic crisis may impact our business, operating results or financial condition.

The current global economic crisis has caused a general tightening of the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential customers may be unable or unwilling to fund equipment purchases, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services.

The current deterioration of the credit and capital markets may adversely impact our ability to obtain financing on acceptable terms, which may hinder or prevent us from completing acquisitions or otherwise meeting our future capital needs.

Global financial markets have been experiencing extreme volatility and disruption, and the debt and equity capital markets have been exceedingly distressed. These issues have made, and will likely continue to make, it difficult to obtain financing. If future funding is not available when needed or to the extent required, or if it is available only on unfavorable terms, this might adversely affect our ability to complete acquisitions or otherwise meet our future capital needs.

Competition could adversely affect our business and results of operations.

Many of our products are sold in highly competitive markets in the Americas, Europe, the Middle East and Asia, and some of our competitors may have financial and other resources that are substantially greater than ours. We believe that over the past several years we have experienced increased price competition in many of our markets, and this price competition is especially severe in the current economic recession. Competitive pressures could cause our products to lose market share or result in significant price erosion which would have an adverse effect on our business and results of operations.

Our substantial sales abroad subject us to the risk of adverse foreign currency fluctuations which could negatively impact our results of operations.

We are an international company, and we derived approximately 38%, 36% and 34% of our 2008, 2007 and 2006 revenues from products manufactured in, and sales made and services performed from, our facilities located outside the United States, primarily in Europe. We expect that our international sales will continue to be significant in future periods. International sales are subject to fluctuations in exchange rates, which may have an adverse effect on our business and operating results. Also, since the results of operations of our foreign subsidiaries are translated into U.S. dollars, fluctuations in the exchange rate of the U.S. dollar versus each of the Swiss franc, the euro, the British pound sterling, the Canadian dollar and the Swedish krona will affect the U.S. dollar amount of these results. Finally, we are exposed to foreign currency transactional gains and losses caused by the marking to market of balance sheet items of our foreign subsidiaries which are measured in other currencies, particularly of non-Swiss franc values, including the euro and the British pound sterling, on the balance sheet of our Swiss subsidiary.

We operate in cyclical industries.

As an industrial capital goods supplier, many of the markets for our products are cyclical. During periods of economic expansion, when capital spending normally increases, we generally benefit from greater demand for our products. During periods of economic contraction, when capital spending normally decreases, we generally are adversely affected by declining demand for our products, and we may be subject to uncollectible receivables from customers who become insolvent. Also, even when there is economic expansion or increased demand for our equipment, there can be no assurance that this economic expansion or increased demand will be sustained in the markets in which we sell our products.

The loss or bankruptcy of a large customer could have an adverse effect on our operating results.

In 2008, our top five customers accounted for approximately 10.4% of our total revenues. The loss or bankruptcy of, or significant curtailment of purchases by, one or more of our large customers could have an adverse effect on our operating results.

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

As of January 3, 2009, we had $23,662,000 of outstanding indebtedness. Our level of indebtedness and the debt servicing costs associated with that indebtedness could have important effects on our operations and business strategy. For example, our indebtedness could:

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

The terrorist attacks in September 2001 in the United States, the U.S. response to those attacks and the resulting decline in consumer confidence had a substantial adverse impact on the U.S. economy. Any similar future events may disrupt our operations or those of our customers or suppliers. In addition, these events had, and any such future events could have, an adverse impact on the U.S. and world economies in general and consumer confidence and spending in particular, which could harm our sales. Any new terrorist events or threats could have a negative impact in the U.S. and world financial markets, which could reduce the price of our Common Stock and limit the capital resources available to us and our customers and suppliers.

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

We are subject to special risks related to doing business in China.

Our Wuxi K-Tron Colormax operations in China are subject to significant political, economic and legal uncertainties. Changes in laws and regulations or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports or sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on the operations of Wuxi K-Tron Colormax. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. However, there can be no assurance that the government will continue to pursue these policies, especially in the event of a change in leadership, social or political disruption or other circumstances affecting China’s political and economic environment.

Although not permitted under Chinese law, corruption, extortion, bribery, payoffs and other fraudulent practices occur from time to time in China. We must comply with U.S. laws prohibiting corrupt business practices outside the United States. If our competitors in China engage in these practices, we may be at a competitive disadvantage. We seek to prevent, deter and detect violations of law in the conduct of our business throughout the world. We have conducted a review of Wuxi K-Tron Colormax’s business practices and have instructed our personnel in China on appropriate ethical and legal business standards. However, a risk remains that our employees will engage in activities that violate laws or our corporate policies. This is particularly true in instances in which the employees of a company we acquire may not have been previously accustomed to operating under similar standards. In the event an employee violates applicable Chinese laws pertaining to sales practices, accounting standards, facility operations or other business or operational requirements, we may face substantial penalties, and our business in China could be adversely affected.

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

In Niederlenz, Switzerland, we own a 65,000 square foot building where our Process Group has manufacturing facilities and a technical center for product demonstrations, and there is an adjacent five-floor, 40,000 square foot office building which we also own. These buildings also house sales, service, research and development and other administrative functions, as well as training facilities. Approximately 4,000 square feet in the office building is leased to an unrelated third party.

Certain Process Group sales and service activities are conducted in leased office space in China (service only), France, Germany, Singapore and the United Kingdom.

Wuxi K-Tron Colormax has offices and conducts manufacturing operations in a 30,000 square foot facility in Wuxi, China that is leased from a company that is owned by Wuxi K-Tron Colormax’s sales manager, who was its former general manager and an owner of a privately-held company whose assets were acquired by Wuxi K-Tron Colormax.

Penn Crusher has offices and a test lab in a 24,000 square foot leased facility in Broomall, Pennsylvania and conducts manufacturing operations in a 70,000 square foot leased building in Cuyahoga Falls, Ohio.

Gundlach conducts operations in Belleville, Illinois in a 54,000 square foot owned manufacturing and office facility. Several small adjacent buildings provide additional office space.

Jeffrey Rader has offices and conducts manufacturing operations from an owned 149,000 square foot facility located in Woodruff, South Carolina. One adjacent building provides an additional 5,000 square feet of test lab space, and a second adjacent building provides an additional 6,000 square feet of storage space.

Jeffrey Rader also has offices in a 9,100 square foot leased facility in Montreal, Canada and in a 2,350 square foot leased facility in Vancouver, Canada, as well as 5,300 square feet of leased office and storage space in Stockholm, Sweden.

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

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on the NASDAQ Global Select Market under the symbol KTII. Our Common Stock began trading on that market at the beginning of 2008. The following table sets forth the high and low sales prices per share for each quarter in fiscal 2007 and 2008 as quoted on the NASDAQ Global Select Market or, prior to trading on such market tier, the NASDAQ Global Market.

	High	Low

Fiscal Year 2007
First Quarter	$79.99	$66.58
Second Quarter	$104.88	$71.02
Third Quarter	$103.30	$79.00
Fourth Quarter	$120.73	$93.40
Fiscal Year 2008
First Quarter	$127.10	$95.33
Second Quarter	$140.50	$122.20
Third Quarter	$170.00	$108.93
Fourth Quarter	$133.91	$53.47

On March 2, 2009, the closing price of a share of K-Tron Common Stock as quoted on the NASDAQ Global Select Market was $51.28.

Equity Holders

On March 2, 2009, there were 155 record holders and an estimated 5,700 beneficial owners (held in street name) of our Common Stock.

Dividend Policy

We have never paid a cash dividend on our Common Stock, and we currently intend to retain all future earnings for use in our business. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Performance Graph

The following line graph and table compare the cumulative total shareholder return on our Common Stock for the past five fiscal years with the cumulative total return of the Dow Jones Wilshire U.S. Industrial Machinery Index (the “Dow Jones Wilshire”) and the Standard & Poor’s 500 Stock Index (the “S&P 500”). The Dow Jones Wilshire is a “published industry or line-of-business index” as that term is defined by Securities and Exchange Commission regulations. The graph and table below assume that $100 was invested at the end of fiscal 2003 in our Common Stock, the Dow Jones Wilshire and the S&P 500. Dividend reinvestment has been assumed and, with respect to companies in the Dow Jones Wilshire, the returns of such companies have been weighted at each measurement point to reflect relative stock market capitalization.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
K-TRON INTERNATIONAL, INC., DOW JONES WILSHIRE U.S. INDUSTRIAL MACHINERY
INDEX AND STANDARD & POOR’S 500 STOCK INDEX

ASSUMES $100 INVESTED ON JANUARY 2, 2004
ASSUMES DIVIDENDS REINVESTED
THROUGH FISCAL YEAR ENDING JANUARY 3, 2009

	01/02/2004	12/31/2004	12/30/2005	12/29/2006	12/28/2007	01/02/2009
K-TRON INTERNATIONAL, INC.	100.00	138.28	193.23	388.91	625.00	435.42
DOW JONES WILSHIRE U.S. INDUSTRIAL MACHINERY	100.00	120.59	118.77	133.15	166.90	105.26
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53

Item 6.	Selected Financial Data.

The selected consolidated financial data presented below for, and as of the end of, each of our last five fiscal years was derived from and is qualified by reference to our consolidated financial statements for those years.

This selected financial data should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this annual report on Form 10-K.

	Fiscal Year Ended
	Jan. 3	Dec. 29	Dec. 30	Dec. 31	Jan. 1
	2009(1)	2007(2)	2006(3)	2005	2005

FINANCIAL SUMMARY ($000s):
Revenues	$243,018	$201,677	$148,127	$118,940	$112,494
Income before taxes	36,988	30,142	19,381	12,201	8,732
Net income	25,773	21,321	12,872	7,282	6,610
Total assets	199,444	184,118	140,996	89,110	93,665
Working capital	67,694	52,242	28,962	25,565	23,778
Additions to property, plant and equipment	3,686	2,265	2,604	2,206	1,601
Depreciation and amortization	5,952	5,573	4,634	3,868	4,062
PER SHARE ($):
Basic net earnings	$9.37	$7.93	$4.95	$2.85	$2.65
Diluted net earnings	9.03	7.49	4.59	2.68	2.53
Book value	45.15	34.62	25.02	19.23	18.02
CAPITALIZATION ($000s):
Shareholders’ equity	$126,052	$93,953	$65,381	$49,520	$45,559
Long-term debt	22,000	36,913	34,364	12,675	18,598
Short-term debt(4)	1,662	1,201	404	4,316	4,185
Total debt	23,662	38,114	34,768	16,991	22,783
RATIOS:
Return on average shareholders’ equity (%)	23.4	26.8	22.4	15.3	16.4
Return on revenues (%)	10.6	10.6	8.7	6.1	5.9
Long-term debt to shareholders’ equity (%)	17.5	39.3	52.6	25.6	40.8
Current assets to current liabilities	2.5	2.1	1.8	2.0	1.9
Average inventory turnover	4.8	4.8	4.6	4.6	4.6
Average accounts receivable turnover	7.2	8.1	7.3	6.0	5.6
OTHER DATA:
Shares outstanding (000s)(5)	2,792	2,713	2,613	2,576	2,528
Shareholders of record	154	179	193	207	221
Number of employees	727	732	625	460	467

(1)	2008 was a 53-week year; all other years in this table were 52-week years.

(2)	The 2007 consolidated financial statements include the acquisitions of certain assets by Wuxi K-Tron Colormax from March 28, 2007 and of Rader from September 15, 2007.

(3)	The 2006 consolidated financial statements include the acquisitions of Gundlach from March 4, 2006 and of Premier Pneumatics, Inc. from October 6, 2006.

(4)	Including current portion of long-term debt.

(5)	Net of treasury stock of 2,008 shares as of the end of fiscal year 2008 and 2,003 shares as of the end of fiscal years 2007, 2006, 2005 and 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are an industrial capital goods supplier, and many of the markets for our products are cyclical. During periods of economic expansion, when capital spending normally increases, we generally benefit from greater demand for our products. During periods of economic contraction, when capital spending normally decreases, we generally are adversely affected by declining demand for our products, and the credit worthiness of our customers is a greater concern.

Our process business line designs, produces, markets, sells and services both feeding and pneumatic conveying equipment. We believe, based in part on independent market studies, that we are the global leader in the design, production, marketing and servicing of high-quality industrial feeders for the handling of bulk solids in manufacturing processes. Markets served include the plastics compounding, base resin production, food, chemical and pharmaceutical industries. The plastics compounding and base resin production markets represent the largest markets for our process business line, and they are generally sensitive to changes in U.S. and global economic conditions, especially as they relate to the use of plastics in housing and automotive products. The food and pharmaceutical markets for our process business line tend to be less cyclical than the plastics compounding and base resin production markets. The majority of the revenues and profits of the feeding equipment portion of our process business line is generated by equipment and systems sales, with a lesser amount attributable to service, parts and repairs. Feeding equipment is sold under the K-Tron Feeders brand name, both domestically and in other countries around the world.

On October 5, 2006, we significantly expanded the scope of our process business line with the acquisition of Premier Pneumatics, Inc. (“Premier”), a leading manufacturer of pneumatic conveying components and systems for the U.S. market. Our pneumatic conveying equipment is sold under the K-Tron Premier brand name, primarily in North America, but we have recently started to sell this equipment elsewhere in the world using many of the channels used for our K-Tron Feeders brand. Factors affecting the sale of our pneumatic conveying equipment are similar to those that affect the sale of our feeding equipment.

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

Management looks at trends in what it believes to be relevant indicators, such as the Purchasing Managers’ Index (“PMI”) for U.S. manufacturing published by the Institute of Supply Management and similar foreign indices, to help it better understand the prospects for capital equipment spending as it may affect our process business line. A PMI reading above 50 indicates that manufacturing is expanding and below 50 indicates that manufacturing is contracting. In 2008, the PMI fluctuated throughout the first three quarters of the year slightly above and below 50. In the last quarter of 2008, the PMI dropped significantly below 50, indicating a significant contraction of manufacturing. Historically, increases and decreases in our feeding equipment sales generally have lagged movements in these indicators, in some cases by as much as six to twelve months.

Our size reduction business line was established with the purchase of Pennsylvania Crusher Corporation (“Penn Crusher”) and its wholly-owned subsidiary, Jeffrey Specialty Equipment Corporation (“Jeffrey”), on January 2, 2003. Our acquisition of J.M.J. Industries, Inc., now Gundlach Equipment Corporation (“Gundlach”), on March 3, 2006 expanded our size reduction business by including a leading provider of size reduction equipment to the coal mining industry. Penn Crusher, Jeffrey and Gundlach sell equipment primarily into the U.S. market, with some sales into foreign countries, particularly in South America and China. The main industries served are the power generation, coal mining, pulp and paper, wood and forest products and biomass energy generation industries, and a majority of the revenues and profits are generated from replacement part sales instead of from the sale of new equipment.

On September 14, 2007, we expanded the scope of our size reduction business line with the acquisition of Rader Companies, Inc. (“Rader”), which manufactures screening equipment, pneumatic and mechanical conveying systems, storage/reclaim systems and size reduction equipment for the handling of biomass, wood chips and waste wood products such as tree bark. Rader’s equipment is used primarily in the pulp and paper and biomass energy generation industries in North America and Europe. Rader also manufactures a feeder/delumper used by manufacturers of polyethylene and polypropylene. Penn Crusher, Jeffrey, Gundlach and Rader have developed and currently maintain an extensive digital database of previously sold equipment, including equipment specifications and drawings, that enables them to respond quickly and efficiently to fill customers’ spare parts orders.

During 2008, we integrated the U.S. operations of our Jeffrey and Rader subsidiaries at Jeffrey’s office and manufacturing facility in Woodruff, South Carolina. Rader had previously conducted its U.S. business from a leased facility in Alpharetta, Georgia. Rader was subsequently merged with and into Jeffrey on January 1, 2009, and Jeffrey changed its name to Jeffrey Rader Corporation (“Jeffrey Rader”) in connection with the merger.

Significant indicators that management uses to judge prospects for our size reduction business line in the U.S. include the level of electricity consumption, the financial health of the electric utility industry, and the demand for coal, paper, forest products and biomass energy generation. Historically, the markets for our size reduction business line related to power generation and coal mining have been less cyclical than have the pulp and paper and wood and forest products markets. Our size reduction business line’s exposure to economic swings is moderated by the fact that a majority of its sales is for replacement parts needed by customers to keep their machines operating.

The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references to 2008, 2007 and 2006 mean the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006.

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

Depreciable Lives of Plant and Equipment

Each asset included in plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of such asset from earnings every year over such asset’s estimated economic useful life. As a result of these estimates of economic useful lives, net plant and equipment at year-end 2008 totaled $26,701,000, which represented 13.4% of total assets. Depreciation expense during 2008 totaled

$4,813,000, which represented 2.3% of total operating expenses. Given the significance of plant and equipment and associated depreciation to our financial statements, the determination of an asset’s economic useful life is considered to be a critical accounting estimate.

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

Allowance for Doubtful Accounts

We encounter risks in connection with sales and the collection of the associated accounts receivable. We record a provision for accounts receivable that are considered to be uncollectible, including those associated with customers that have become insolvent. In order to estimate the appropriate provision, management analyzes the credit worthiness of specific customers and the aging of customer balances. Management also considers contractual rights and obligations and general and industry specific economic conditions.

Since we cannot predict with certainty future changes in the financial condition of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, a larger allowance may be required. In the event we determine that a smaller or larger allowance is appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination.

Management believes that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because the underlying critical assumptions used to establish the allowance can change from time to time, and uncollectible accounts could potentially have a material impact on our results of operations.

Asset Impairment Determinations

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are our two main business lines based on our organizational structure and the financial information that is provided to and reviewed by management. Goodwill is tested for impairment by comparing the estimated fair value of each of our two reporting units to the respective carrying value of the net assets assigned to each of those reporting units. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not considered impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is considered impaired and further testing is required to determine the amount of the goodwill reduction. To derive the fair value of a reporting unit, an income approach is used. Under the income approach, the fair value of a reporting unit is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the Company. Estimated future cash flows are based on our internal projection model.

Our annual impairment test, which was completed during the fourth quarter of 2008, indicated that the fair values of our two reporting units exceeded their carrying values and, therefore, the goodwill amounts were not impaired for either of our two reporting units.

Our analysis uses significant assumptions by reporting unit, including: expected future revenue and expense growth rates, profit margins, cost of capital, discount rate and forecasted capital expenditures. Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could result in an impairment charge which could materially impact our reported financial results by decreasing operating income and lowering asset values on our consolidated balance sheet. We test for goodwill impairment annually or when circumstances suggest, as for example when our market capitalization significantly declines for a sustained period, which could cause us to do interim impairment testing that might result in an impairment to goodwill.

With respect to our other long-lived assets, we are required to test for asset impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in order to determine whether or not an asset has been impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than its carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment charge recorded is the difference between the fair value of the asset and the carrying value of the asset. No indicators of impairment with respect to our other long lived assets were present in 2008.

In analyzing the future cash flows of various assets, the critical assumptions we make include the following:

•	The intended use of assets and the expected cash flows resulting directly from such use;

•	Industry specific economic conditions;

•	Customer preferences and behavior patterns; and

•	The impact of applicable regulatory initiatives, if any.

We believe that accounting estimates relating to goodwill and other long-lived asset impairments are critical accounting estimates because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our consolidated financial statements. We will continue to monitor current economic trends that might affect asset impairments in the future. Over the past three years, we have not recognized any asset impairments.

Income Taxes

We use the liability method to account for income taxes. Under this method, deferred tax liabilities and assets are recognized for the tax effects of temporary differences between the financial reporting and tax bases of liabilities and assets measured using the enacted tax rate. Our income tax expense for 2008 was $11,215,000 with a 30.3% effective tax rate. A one percentage point increase in our effective tax rate for 2008 from 30.3% to 31.3% would have decreased reported net income by approximately $362,000.

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

Actual income taxes paid by us may vary from estimates depending upon changes in income tax laws, actual results of operations and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We believe that our recorded tax liabilities adequately provide for the probable outcome of these assessments. Deferred tax assets are recorded for deductible temporary differences, operating losses and tax credit carryforwards. However, when there may be insufficient sources of future taxable income to realize the benefit of these items, these deferred tax assets are reduced by a valuation allowance. A valuation allowance is recognized if, based on the weight of available evidence, it is considered more likely than not that some portion or all of a deferred tax asset will not be realized. The factors used to assess the likelihood of realization include forecasted future taxable income and available tax planning strategies that could be implemented to realize or renew net deferred tax assets in order to avoid the potential loss of future tax benefits. The effect of a change in the valuation allowance is reported in the current period tax expense.

In July 2006, the FASB issued FASB Interpretation 48, which clarified SFAS No. 109, “Accounting for Income Taxes”, and established the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. FASB Interpretation 48 was effective for fiscal years beginning after December 15, 2006, and was adopted by the Company effective December 31, 2006. On initial application, FASB Interpretation 48 was applied to all tax positions for which the statute of limitations remained open. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized and, with respect to later dates, only those that met or meet the threshold on those later dates have been or will be recognized at those dates. The Company is subject to income taxes in the U.S. federal jurisdiction and also in various state, local and foreign jurisdictions. Tax laws and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S. income tax examinations by tax authorities for years before 2006. The Company recognizes interest accrued related to uncertain tax liabilities in interest expense and recognizes penalties in operating expenses. The adoption of FASB Interpretation 48 in 2007 did not have a material impact on the Company’s consolidated financial statements.

Inventory Reserve

We record an inventory reserve for obsolete, excess and slow-moving inventory. In calculating our inventory reserve, management analyzes historical data regarding customer demand, product changes, market conditions and assumptions about future product demand. We will continue to monitor current economic trends that might adversely affect inventory reserves in the future. Management believes that its accounting estimate related to inventory obsolescence is a critical accounting estimate because customer demand can be variable and changes in our reserve for inventory obsolescence could materially affect our financial results.

Warranty Reserve

We provide for the estimated warranty cost of a product at the time revenue is recognized. Warranty expense is normally accrued as a percentage of sales based upon historical information on a monthly basis, and this provision is included in accrued expenses and other liabilities. There is an exception to this accrual method for certain products within the size reduction business line for which we use a combination of historical information and management judgment. We offer a one-year warranty on a majority of our products, and we engage in extensive product quality programs and processes, including the active monitoring and evaluation of the quality of our component suppliers in an effort to minimize warranty obligations. These warranty obligations are affected by actual product failures and by material usage and service costs incurred in correcting these product failures. Our warranty provision takes into account our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty provisions are adequate and that the judgments applied are appropriate, the ultimate cost of product warranty could differ materially from our estimates. When our actual cost of product warranty is lower than we originally anticipated, we adjust downward the recorded reserve, and if the cost of warranty repairs and service is higher than anticipated, we increase the reserve.

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

Results of Operations

Overview

2008 was a 53-week year and 2007 and 2006 were 52-week years. In 2008, 2007 and 2006, we reported revenues of $243,018,000, $201,677,000 and $148,127,000 and net income of $25,773,000, $21,321,000 and $12,872,000.

The increase in our revenues in 2008 compared to 2007 was primarily the result of a full year of contributions from Rader in 2008 compared to 15 weeks in 2007, increased spending by our process business line customers in EMEA/Asia, increased spending by customers in our size reduction business line in addition to Rader, and the positive effect of a weaker U.S. dollar in 2008 versus 2007 on the translation of the revenues of our foreign operations into U.S. dollars. The increase in our net income in 2008 compared to 2007 was primarily due to the full year contribution from Rader, increased spending by our customers in the rest of our size reduction business line, and the positive effect of a weaker U.S. dollar in 2008 versus 2007 on the translation of the earnings of our foreign operations into U.S. dollars. Our 2008 effective tax rate was 30.3%, up from 29.3% in 2007 due primarily to a higher proportion of our earnings coming from the United States, which earnings are taxed at an overall higher rate than are our earnings from EMEA/Asia.

The increases in our revenues and net income in 2007 compared to 2006 were primarily the result of generally stronger business conditions and increased spending by customers in our process business line, contributions in 2007 versus 2006 from the acquisitions of Gundlach on March 3, 2006, Premier on October 5, 2006 and Rader on September 14, 2007 and the positive effect of a weaker U.S. dollar in 2007 versus 2006 on the translation of the revenues and profits of our foreign operations into U.S. dollars. Our 2007 effective tax rate was 29.3%, down from 33.6% in 2006 due primarily to a second quarter 2007 income tax benefit of approximately $410,000 from the finalization of a Swiss tax audit for the years 2004 and 2005 and to a higher proportion of our earnings coming from EMEA/Asia in 2007, which earnings are taxed at an overall lower rate than are our earnings in the United States.

Acquisitions

On March 3, 2006, we purchased all of the outstanding stock of J.M.J. Industries, Inc., which operated its business under the Gundlach tradename. The purchase price was $9,154,500, of which $6,154,500 was paid in cash and $3,000,000 by delivery of an unsecured promissory note bearing interest at 5% per annum and payable in three equal, annual installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. The first and second $1,000,000 installments were paid on March 3, 2008 and March 3, 2009. In connection with the purchase, we also paid off all of the acquired company’s bank debt, which amounted to approximately $1,347,000. We did not borrow any money in connection with either the acquisition or the payoff of the bank debt. Gundlach is part of our size reduction business line.

On October 5, 2006, we purchased all of the outstanding stock of Premier. The preliminary purchase price was $27,565,000, all of which was paid in cash, including $2,000,000 held in escrow which has now been released to the seller. The final purchase price of $27,453,000 included a $112,000 adjustment paid to us based on Premier’s net working capital as of the closing date. In February 2007, we also made a preliminary payment of $1,567,000 to the seller in connection with our Internal Revenue Code section 338(h)(10) election (the “Premier 338(h)(10) election”) with respect to this acquisition. The amount owed to the seller under the Premier 338(h)(10) election was finalized in April 2007 and reduced by $153,000 to $1,414,000, and the seller returned $153,000 to us. We financed the purchase price and related costs of the Premier acquisition under a five-year, $50,000,000 unsecured credit facility (the “Citizens Credit Facility”) entered into on September 29, 2006 between Citizens Bank of Pennsylvania (“Citizens”) and us and our U.S. subsidiaries. Premier is part of our process business line.

The Citizens Credit Facility, which matures on September 29, 2011, provides us and our U.S. subsidiaries with a $50,000,000 unsecured revolving line of credit. On September 29, 2006, we borrowed $9,801,000 under the Citizens Credit Facility to extinguish and terminate all of our other U.S. bank indebtedness except for a mortgage note with another bank with a principal balance of $1,600,000 at that time. The $27,565,000 preliminary purchase price for Premier was borrowed under the Citizens Credit Facility on October 5, 2006.

On March 27, 2007, we purchased certain assets of Wuxi Chenghao. The purchased assets were transferred from the seller to Wuxi K-Tron Colormax. The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with one of Wuxi Chenghao’s owners, could be as much as approximately $3,500,000. Wuxi K-Tron Colormax is part of our process business line.

On September 14, 2007, we purchased all of the outstanding stock of Rader. The preliminary purchase price was $15,945,000, all of which was paid in cash, including $2,300,000 held in escrow to satisfy any potential indemnification claims made by us. We borrowed the full amount of the purchase price under the Citizens Credit Facility. The final purchase price of $17,632,000 included a $1,687,000 adjustment based upon Rader’s increase in net working capital between January 1, 2007 and the September 14, 2007 closing date, which adjustment was paid to the sellers on February 5, 2008. At the sellers’ direction, $3,798,000 of the purchase price was delivered to Rader on the closing date to satisfy indebtedness owed to Rader by two other unrelated companies also owned by the sellers. This cash, together with other available cash of Rader, was then used to pay off all of Rader’s bank debt at the closing of the acquisition, which amounted to approximately $3,832,000. Rader is part of our size reduction business line.

In 2008, we completed the valuation of the Rader assets and liabilities as of the September 14, 2007 acquisition date. On September 12, 2008, we filed an indemnification claim against the sellers related to the valuation of Rader’s inventory on the closing date, and the claim was settled on October 9, 2008. As part of the settlement, the sellers agreed to a reduction in the purchase price of approximately $257,000, with payments being made to us from the escrow fund in the amount of approximately $117,000 on September 26, 2008 and $140,000 on October 10, 2008. With the aggregate payment to us of $257,000 from the escrow fund and the release of $743,000 from the escrow fund to the sellers pursuant to the terms of the escrow agreement, the escrow fund now has a current balance of $1,300,000 plus accrued interest.

Foreign Exchange Rates

We are an international company, and we derived approximately 38%, 36% and 34% of our 2008, 2007 and 2006 revenues from products manufactured in, and sales made and services performed from, our facilities located outside the United States, primarily in Europe and Canada. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc. We are also exposed to foreign currency transactional gains and losses caused by the marking to market of certain balance sheet items of our foreign subsidiaries which are measured in other currencies, particularly of non-Swiss franc values, including the euro and the British pound sterling, on the balance sheet of our Swiss subsidiary.

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

For 2008, 2007 and 2006, the changes in certain key foreign exchange rates affecting us were as follows:

	2008		2007		2006

Average U.S. dollar equivalent of one Swiss franc	0.926		0.834		0.799
% change vs. prior year		+11.0%		+4.4%
Average U.S. dollar equivalent of one euro	1.469		1.372		1.258
% change vs. prior year		+7.1%		+9.1%
Average U.S. dollar equivalent of one British pound sterling	1.846		2.002		1.846
% change vs. prior year		−7.8%		+8.5%
Average U.S. dollar equivalent of one Canadian dollar	0.940		0.937		0.822
% change vs. prior year		+0.3%		+14.0%
Average U.S. dollar equivalent of one Swedish krona	0.153		0.148		0.136
% change vs. prior year		+3.4%		+9.0%
Average Swiss franc equivalent of one euro	1.586		1.645		1.574
% change vs. prior year		−3.6%		+4.5%
Average Swiss franc equivalent of one British pound sterling	1.994		2.399		2.310
% change vs. prior year		−16.9%		+3.9%

Presentation of Results and Analysis

The following table sets forth our results of operations, expressed as a percentage of total revenues for the years indicated, as well as our year-end backlogs:

	2008	2007	2006

Total revenues	100.0%	100.0%	100.0%
Cost of revenues	58.3	57.2	57.9

Gross profit	41.7	42.8	42.1
Selling, general and administrative	25.1	25.8	26.8
Research and development	1.0	1.2	1.5

Operating income	15.6	15.8	13.8
Interest expense, net	0.4	0.8	0.7

Income before income taxes	15.2	15.0	13.1
Income tax provision	4.6	4.4	4.4

Net income	10.6%	10.6%	8.7%

Year-end backlog (at year-end 2008 foreign exchange rates, in thousands of dollars)	$68,108	$70,670	$51,937

Total revenues increased by $41,341,000 or 20.5% to $243,018,000 in 2008 compared to $201,677,000 in 2007. This increase in revenues was primarily the result of a full year of contributions from Rader in 2008 compared to 15 weeks in 2007, increased spending by our process business line customers in EMEA/Asia, increased spending by customers in our size reduction business line in addition to Rader, and the positive effect of a weaker U.S. dollar in 2008 versus the 2007 on the translation of the revenues of our foreign operations into U.S. dollars.

Total revenues increased by $53,550,000 or 36.2% to $201,677,000 in 2007 compared to $148,127,000 in 2006. This increase in revenues was primarily the result of generally stronger business conditions and increased spending by customers in our process business line, contributions from our acquisitions of Gundlach on March 3,

2006, Premier on October 5, 2006 and Rader on September 14, 2007, and the positive effect of a weaker U.S. dollar in 2007 versus 2006 on the translation of the revenues of our foreign operations into U.S. dollars.

Gross profit as a percentage of total revenues decreased to 41.7% in 2008 from 42.8% in 2007 and increased from 42.1% in 2006 to 42.8% in 2007. We believe that the decrease in 2008 compared to 2007 and the increase in 2007 compared to 2006 primarily reflected changes in the sales mix of the products and services that we sold within our two business lines. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the products sold or the services provided. For example, sales of replacement parts in our size reduction business line generally carry a higher gross margin than do sales of equipment within that line.

Selling, general and administrative (“SG&A”) expense increased by $8,975,000 or 17.3% in 2008 compared to 2007. We believe that this increase was primarily the result of the inclusion of a full year of operations of Rader in 2008, increased commissions related to increased revenues, foreign exchange losses on transaction exposures caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary and the unfavorable effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars, partially offset by a lower employee bonus accrual.

SG&A expense increased by $12,347,000 or 31.2% in 2007 compared to 2006. We believe that this increase was primarily the result of including the operations of Gundlach after its acquisition on March 3, 2006, of Premier after its acquisition on October 5, 2006 and of Rader after its acquisition on September 14, 2007, higher sales commissions related to increased revenues, a higher employee bonus accrual and the unfavorable effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars.

SG&A expense as a percent of total revenues improved to 25.1% in 2008 from 25.8% in 2007 and 26.8% in 2006.

Research and development (“R&D”) expense increased by $97,000 or 4.1% in 2008 compared to 2007, primarily due to the unfavorable effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars. R&D expense increased by $127,000 or 5.6% in 2007 compared to 2006, primarily due to higher prototype costs and the unfavorable effect of a weaker U.S. dollar on the translation of foreign costs into U.S. dollars. R&D expense as a percent of total revenues was 1.0% in 2008, 1.2% in 2007 and 1.5% in 2006. There was no significant R&D expense in 2008, 2007 and 2006 associated with our size reduction business line.

Interest expense, net of interest income, decreased by $743,000 or 42.8% in 2008 compared to 2007 and increased by $687,000 or 65.5% in 2007 compared to 2006. The decrease in 2008 compared to 2007 was primarily due to the effect of lower debt levels, excluding borrowings related to the Rader acquisition, lower rates and higher interest income, partially offset by interest expense on borrowings related to the Rader acquisition. The increase in 2007 compared to 2006 was primarily due to the financing of our October 5, 2006 acquisition of Premier and our September 14, 2007 acquisition of Rader, partially offset by the effect of lower debt levels, excluding the borrowings related to these two acquisitions.

Income before income taxes was $36,988,000 in 2008, $30,142,000 in 2007 and $19,381,000 in 2006. The $6,846,000 increase in 2008 income before income taxes compared to 2007 was primarily due to a full year of contributions from Rader in 2008 compared with 15 weeks in 2007, increased spending by our process business line customers in EMEA/Asia, increased spending by customers in our size reduction business line in addition to Rader, and the positive effect of a weaker U.S. dollar versus the same period in 2007 on the translation of the earnings of our foreign operations into U.S. dollars, partially offset by losses on transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary. The $10,761,000 increase in 2007 income before income taxes versus 2006 was primarily due to stronger business conditions and increased spending by customers in our process business line, our acquisitions of Gundlach, Premier and Rader and the positive effect of a weaker U.S. dollar on the translation of our foreign income into U.S. dollars.

The 2008, 2007 and 2006 provisions for income tax were $11,215,000, $8,821,000 and $6,509,000, and the overall effective tax rates were 30.3% in 2008, 29.3% in 2007 and 33.6% in 2006. The higher effective tax rate in 2008 compared with 2007 was primarily due to a higher proportion of our earnings coming from the United States, principally in our size reduction business line, which are taxed at an overall higher rate than are our earnings from EMEA/Asia. The lower effective tax rate in 2007 compared with 2006 was primarily due to a second quarter 2007 income tax benefit of approximately $410,000 from the finalization of a Swiss tax audit for the years 2004 and 2005 and to a higher proportion of our earnings coming from EMEA/Asia in 2007 which are taxed at an overall lower rate than are our earnings in the United States. We have foreign and U.S. state tax loss carryforwards of $471,000 and $1,449,000 which, if realized, would have an estimated future net income benefit of approximately $350,000 in total.

We do not believe that inflation has had a material impact on our results of operations during the last three years.

Our order backlog at constant foreign exchange rates decreased by $2,562,000 or 3.6% at the end of 2008 compared with year-end 2007, from $70,670,000 to $68,108,000. Our order backlog at constant foreign exchange rates increased by $18,733,000 or 36.1% at the end of 2007 compared with year-end 2006, from $51,937,000 to $70,670,000. The decrease in our order backlog in 2008 versus 2007 was primarily the result of a decrease in demand for equipment in our process business line, partially offset by an increase in demand for equipment in our size reduction business line. The increase in our backlog in 2007 versus in 2006 was primarily the result of the acquisition of Rader in 2007 and strong demand for equipment in both our process and size reduction business lines, especially in our process business line in EMEA/Asia. Approximately $2,902,000 of our size reduction business line’s backlog at the end of 2008 was for blanket orders that can be released by the customer at any time over an 18-month period compared to approximately $2,809,000 of such blanket orders at the end of 2007.

Liquidity and Capital Resources

Revolving Credit Debt

On September 29, 2006, in connection with our anticipated October 5, 2006 Premier acquisition, we, along with our U.S. subsidiaries (the “Borrowers”), entered into a Loan Agreement (the “Citizens Loan Agreement”) with Citizens.

The Citizens Loan Agreement provides the Borrowers with a five-year, $50,000,000 unsecured revolving line of credit facility (previously defined as the “Citizens Credit Facility”), of which up to an aggregate of $10,000,000 may be used for letters of credit. The Citizens Loan Agreement terminates on September 29, 2011. The Borrowers entered into the Citizens Loan Agreement to (i) refinance certain indebtedness of the Borrowers to two other banks, (ii) provide for future working capital requirements and other general corporate purposes and (iii) fund permitted acquisitions, including the acquisition of Premier.

The interest rate on revolving loans under the Citizens Credit Facility can be based on either the prime rate or 1, 2, 3 or 6-month LIBOR, as selected by us. Prime rate loans bear interest at a fluctuating rate per annum equal to the prime rate of interest announced by Citizens from time to time less a percentage ranging from 0.25% to 1.00%, depending on the ratio of our funded debt to our adjusted earnings before interest expense, tax expense, and depreciation and amortization expenses for the most recent measurement period (the “Debt Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to LIBOR for the selected interest rate period plus a percentage ranging from 0.875% to 1.625%, depending on the Debt Ratio.

The Borrowers are obligated to pay a fee for any unused borrowings under the Citizens Credit Facility equal to (i) a percentage ranging from 0.125% to 0.20% per annum, depending on the Debt Ratio, times (ii) the average unused portion of the Citizens Credit Facility.

The Citizens Credit Facility is unsecured, except that the lenders have been given a pledge of 65% of the equity interests of the following foreign subsidiaries of the Company which are not Borrowers: K-Tron (Schweiz) AG, K-Tron Colormax Limited, K-Tron PCS Limited, Jeffrey Rader Canada Company and Jeffrey Rader AB. The Citizens Loan Agreement contains financial and other covenants, including a minimum fixed charge coverage ratio, a minimum net worth and a maximum Debt Ratio, and includes limitations on, among other things, liens, acquisitions, consolidations, sales of assets, incurrences of debt and capital expenditures. As of January 3, 2009, the Borrowers were in compliance with these covenants. If an event of default, such as non-payment or failure to comply with a covenant, were to occur under the Citizens Loan Agreement, and subject to any applicable grace period, the lenders would be entitled to declare all amounts outstanding under the Citizens Credit Facility to be immediately due and payable.

All amounts borrowed under the Citizens Credit Facility are due on September 29, 2011. As of January 3, 2009, interest on the $21,000,000 borrowed under the Citizens Credit Facility was payable at the following rates on the following principal amounts for the periods ending on the dates indicated:

		Expiration of Interest
	Amount	Rate Period	Per Annum Rate

Eighteen-month interest rate swap	$2,000,000	05/31/2009	4.985%
Two-year interest rate swap	2,000,000	09/24/2009	5.605%
Three-year interest rate swap	5,000,000	10/13/2009	6.085%
Two-year interest rate swap	3,000,000	10/31/2009	5.385%
Two-year interest rate swap	2,000,000	11/30/2009	4.925%
Three-year interest rate swap	2,000,000	09/24/2010	5.665%
Four-year interest rate swap	5,000,000	10/13/2010	6.095%

	$21,000,000

Gundlach Acquisition Debt

In connection with our March 3, 2006 acquisition of Gundlach, we issued as part of the purchase price a $3,000,000 unsecured, promissory note bearing interest payable quarterly at 5% per annum and with the principal payable in three equal installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. The first and second installments of $1,000,000 each were paid on March 3, 2008 and March 3, 2009.

Other Bank Debt

At January 3, 2009, our Swiss subsidiary had separate credit facilities totaling 13,750,000 Swiss francs (approximately $12,698,000) with three Swiss banks. This subsidiary’s real property in Switzerland, with a book value of $5,968,000 as of January 3, 2009, is pledged as collateral under these credit facilities. As of January 3, 2009, there were no borrowings under any of these credit facilities, although 5,378,000 Swiss francs (approximately $4,967,000) of availability was being utilized for bank guarantees on our Swiss subsidiary’s behalf related to customer orders.

As of January 3, 2009, one of our U.S. subsidiaries had a mortgage loan with an outstanding principal balance of $662,000. Annual interest is 6.45%, and the loan is payable in equal monthly principal and interest installments of $23,784, with a final balloon payment due on August 1, 2009. Fixed assets with a book value of $1,313,000 as of January 3, 2009 are pledged as collateral for this loan.

Future Payments Under Contractual Obligations

We are obligated to make future payments under various contracts such as debt, lease and purchase agreements and commitments. The table below summarizes our significant contractual cash obligations as of January 3, 2009 for the items indicated:

	Payment Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Long-term debt obligations
Debt maturities	$23,662	$1,662	$22,000	$—	$—
Contractual interest	3,382	1,279	2,103	—	—
Operating lease obligations	2,962	1,325	1,321	316	—
Purchase obligations	22,175	21,404	771	—	—

Total	$52,181	$25,670	$26,195	$316	$—

In addition to these obligations, as of January 3, 2009, the Company had employment contracts with certain key executives. Under these contracts, each individual is guaranteed minimum compensation over the contract period. The Company may terminate these contracts upon thirty days advance written notice. As of January 3, 2009, the estimated future obligation under these contracts, if all of them were to be terminated at one time, was $2,333,000, payable within thirty days after the termination date.

Capitalization

Our capitalization at the end of 2008, 2007 and 2006 is summarized below:

	2008	2007	2006
	(Dollars in thousands)

Short-term debt, including current portion of long-term debt	$1,662	$1,201	$404
Long-term debt	22,000	36,913	34,364

Total debt	23,662	38,114	34,768
Shareholders’ equity	126,052	93,953	65,381

Total debt and shareholders’ equity (total capitalization)	$149,714	$132,067	$100,149

Percent total debt to total capitalization	16%	29%	35%
Percent long-term debt to equity	17%	39%	53%
Percent total debt to equity	19%	41%	53%

The weighted average annual interest rate on total debt at January 3, 2009 was 5.65%.

Total debt decreased by $14,452,000 in 2008 as a result of principal payments. Total debt increased by $3,346,000 in 2007. Of this increase, $15,945,000 was from borrowings related to the Rader acquisition and $10,000 was due to the foreign exchange effect on the translation of our foreign debt, partially offset by net debt reductions, excluding these items, of $12,609,000.

Other Items

At the end of 2008 and 2007, our working capital was $67,694,000 and $52,242,000, and the ratio of our current assets to our current liabilities was 2.45 and 2.06. The increase in working capital at the end of 2008 was primarily due to a $10,770,000 increase in cash and cash equivalents. In 2008 and 2007, we utilized internally generated funds and our lines of credit to meet our working capital needs.

Net cash provided by operating activities was $26,658,000 in 2008, $27,048,000 in 2007 and $18,988,000 in 2006. The slight decrease in operating cash flow in 2008 compared to 2007 was primarily due to an increase in accounts receivable, a decrease in accrued expenses and other current liabilities and an increase in prepaid expenses and other current assets, partially offset by higher net income and an increase in accounts payable. The increase in operating cash flow in 2007 compared to 2006 was primarily due to higher net income, an increase in depreciation and amortization expenses, a decrease in prepaid expenses and other current assets and a smaller increase in inventories than in 2006, partially offset by increases in accounts receivable and a smaller increase in accrued expenses and other current liabilities than in 2006. Net income and depreciation and amortization expenses were the principal components of cash provided by operating activities in all three years.

The average number of days to convert accounts receivable to cash was 51 days in 2008 compared to 45 days in 2007 and 50 days in 2006. The average number of days to convert inventory into cost of sales was 76 days in each of 2008 and in 2007 compared to 79 days in 2006.

Net cash used in investing activities was $3,503,000, $18,969,000 and $36,042,000 in 2008, 2007 and 2006. The cost of businesses acquired, net of cash received, was $400,000 in 2008 for an installment payment related to the purchase of certain assets of Wuxi Chenghao; $16,339,000 in 2007, with $14,275,000 for the Rader acquisition, $1,414,000 paid to the seller of Premier in connection with the Premier 338(h)(10) election and $650,000 for the purchase of certain assets of Wuxi Chenghao; and $32,975,000 in 2006, with $25,858,000 for the Premier acquisition and $7,117,000 for the Gundlach acquisition. Capital expenditures were $3,686,000, $2,265,000 and

$2,604,000 in 2008, 2007 and 2006. In the second quarter of 2007, we sold to a related party a building that we were leasing to that related party and received $428,000 in cash.

Net cash used in financing activities in 2008 was primarily for principal payments on debt and for the purchase of 5,618 shares of the Company’s common stock, partially offset by the proceeds of stock option exercises and the tax benefits associated therewith and with the vesting of several restricted stock grants. Cash provided by financing activities in 2007 was primarily from the $15,945,000 borrowed to finance the Rader acquisition and from the exercise of stock options and the tax benefit associated therewith, partially offset by principal payments on the Company’s debt. Cash provided by financing activities in 2006 was primarily from the $27,565,000 borrowed to finance the Premier acquisition and from the exercise of stock options and the tax benefit associated therewith, partially offset by principal payments on the Company’s debt.

Shareholders’ equity increased $32,099,000 in 2008 to $126,052,000, of which $25,773,000 was from net income, $2,269,000 was from the issuance of common stock pursuant to restricted stock grants and the exercise of stock options, $1,619,000 was from the tax benefits associated with the vesting of such restricted stock grants and the exercise of such stock options, $1,200,000 was from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars, and $2,261,000 was from a transition adjustment for our Swiss pension plan, partially offset by $769,000 used to purchase 5,618 shares of the Company’s common stock and $254,000 from an unrealized loss, net of taxes, attributable to several interest rate swaps. Shareholders’ equity increased $28,572,000 in 2007 to $93,953,000, of which $21,321,000 was from net income, $4,250,000 was from the issuance of common stock pursuant to restricted stock grants and the exercise of stock options and $3,237,000 was from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars, partially offset by an unrealized loss of $236,000, net of taxes, on interest rate swaps.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this annual report on Form 10-K and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies which are difficult to predict. These risks and uncertainties include, but are not limited to, the risks set forth in Item 1A above under the heading “Risk Factors”. Many of the factors that will determine our future results are beyond our ability to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by any forward-looking statements that we may make. The forward-looking statements contained in this report include, but are not limited to, statements regarding our ability to find alternative suppliers for certain components, the effect of the expiration of our patents on our business, the development and expected time for the introduction of new products, the sufficiency of our facilities, the retention of all of our future earnings for use in our business, our ability to project business conditions based on trend indicators used by management, the effect of changes in foreign exchange rates on our business and the effect on our business of legal proceedings in which we are involved. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are currently exposed to certain market risks related to fluctuations in foreign exchange rates and interest rate changes.

Foreign Exchange Rate Risk

The primary currencies for which we have exchange rate exposure are (i) the U.S. dollar versus each of the Swiss franc, the euro, the British pound sterling, the Canadian dollar and the Swedish krona and (ii) the Swiss franc versus the euro and the British pound sterling. We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. Foreign cash balances in currencies other than the Swiss franc are limited in order to manage the transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary.

As of January 3, 2009, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax earnings of approximately $1,162,000. This hypothetical reduction on transactional exposures is based on the difference between the January 3, 2009 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.

The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments (“TA”) within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in TA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $5,507,000, or 4.4% of our January 3, 2009 shareholders’ equity of $126,052,000.

Interest Rate Risk

We have credit facilities or loans that require us to pay interest at rates that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of interest rate swaps. As of January 3, 2009, we had total debt of $23,662,000, $2,662,000 of which was subject to fixed interest rates which ranged from 5.00% to 6.45%, and $21,000,000 of which was variable rate debt subject to seven interest rate swaps with fixed interest rates which ranged from 4.925% to 6.095%, subject in the case of our variable rate debt and interest rate swaps to increases in the event our Debt Ratio exceeds certain specified levels at the end of any relevant measurement period, as described in the Citizens Loan Agreement.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system will be met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Accordingly, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Furthermore, projections of any evaluation of the effectiveness of internal controls to future periods are subject to the risk that such controls may become inadequate due to changes in conditions, or that the degree of compliance with the internal control policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of January 3, 2009 based upon the criteria set forth in a report entitled Internal Control — Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that, as of January 3, 2009, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of the fiscal year-end has been audited by Grant Thornton LLP, an independent registered public accounting firm and auditors of the consolidated financial statements of the Company, as stated in their report, which can be found in Item 9A of this Form 10-K.

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

We have audited K-Tron International Inc. and Subsidiaries’ internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). K-Tron International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on K-Tron International, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, K-Tron International, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K-Tron International, Inc. and Subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006 and our report dated March 10, 2009 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 10, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.  The following consolidated financial statements are filed as part of this annual report on Form 10-K:

2. Financial Statement Schedule.  The following consolidated financial statement schedule is filed as part of this annual report on Form 10-K:

Page

Schedule II — Valuation and Qualifying Accounts for the Fiscal Years Ended January 3, 2009, December 29, 2007 and December 30, 2006	S-1

3. Exhibits.  The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated as of October 5, 2006, by and among Robert B. Korbelik, individually, The Robert B. Korbelik Trust dated December 14, 1995, as amended July 20, 2000, and Premier Pneumatics, Inc., a Delaware corporation (Filed as Exhibit 2.1 to our report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006 and incorporated herein by reference)
3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 and incorporated herein by reference)
3.2	Amended and Restated By-laws (Filed as Exhibit 3.1 to our report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007 and incorporated herein by reference)
4.1	Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2001 and incorporated herein by reference)
10.1	K-Tron International, Inc. 2006 Equity Compensation Plan, as amended on May 11, 2007 (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference)**
10.2	K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to our annual report on Form 10-K for the year ended January 2, 1999 and incorporated herein by reference)**
10.3	Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.4 to our annual report on Form 10-K for the year ended December 29, 2001 and incorporated herein by reference)**
10.4	Amended and Restated Employment Agreement, dated as of November 11, 2008, by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference)**

Exhibit
Number	Description

10.5	Amended and Restated Employment Agreement, dated as of November 11, 2008, by and between K-Tron International, Inc. and Kevin C. Bowen (Filed as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference)**
10.6	Amended and Restated Employment Agreement, dated as of November 11, 2008, by and between K-Tron International, Inc. and Lukas Guenthardt (Filed as Exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference)**
10.7	Amended and Restated Employment Agreement, dated as of November 11, 2008, by and between K-Tron International, Inc. and Ronald R. Remick (Filed as Exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference)**
10.8	Form of Indemnification Agreement with our current directors and officers listed in Exhibit 10.9, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to our annual report on Form 10-K for the year ended January 1, 2000 and incorporated herein by reference)**
10.9	List of current directors and officers with an Indemnification Agreement in the form provided in Exhibit 10.8* **
10.10	Loan Agreement, dated as of September 29, 2006, among K-Tron International, Inc., K-Tron Investment Co., K-Tron Technologies, Inc., K-Tron America, Inc., Gundlach Equipment Corporation, Pennsylvania Crusher Corporation and Jeffrey Specialty Equipment Corporation, as Borrowers and the Financial Institutions referred to on the signature pages as Lenders and Citizens Bank of Pennsylvania, individually as a Lender and as Agent (Filed as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006 and incorporated herein by reference)
21.1	Subsidiaries*
23.1	Consent of Grant Thornton LLP*
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit

(b) Exhibits.  See Item 15(a) 3 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRON INTERNATIONAL, INC.

Date: March 13, 2009	By EDWARD B. CLOUES, II Edward B. Cloues, II Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity

EDWARD B. CLOUES, II Edward B. Cloues, II	March 13, 2009	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

RONALD R. REMICK Ronald R. Remick	March 13, 2009	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

ANDREW T. BOYD Andrew T. Boyd	March 13, 2009	Director of Corporate Accounting and Tax (principal accounting officer)

NORMAN COHEN Norman Cohen	March 13, 2009	Director

ROBERT A. ENGEL Robert A. Engel	March 13, 2009	Director

EDWARD T. HURD Edward T. Hurd	March 13, 2009	Director

RICHARD J. PINOLA Richard J. Pinola	March 13, 2009	Director

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Fiscal Years Ended
January 3, 2009, December 29, 2007 and December 30, 2006
(With Report of Independent Registered Public Accounting Firm)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
K-Tron International, Inc.

We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. (a New Jersey corporation) and Subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing on page S-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Tron International, Inc. and Subsidiaries as of January 3, 2009 and December 29, 2007, and the consolidated results of its operations and its cash flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 9 to the financial statements, on January 3, 2009, the Company adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements Nos. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K-Tron International, Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2009 expressed an unqualified opinion.

GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 10, 2009

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	January 3,	December 29,
	2009	2007
	(Dollars in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$41,623	$30,853
Restricted cash	530	1,183
Accounts receivable, net of allowance for doubtful accounts of $1,214 and $1,065	36,625	30,987
Inventories, net of inventory reserve of $1,390 and $1,781	28,776	30,233
Costs and estimated earnings in excess of billings	—	2,801
Deferred income taxes	2,371	1,904
Prepaid expenses and other current assets	4,498	3,778

Total current assets	114,423	101,739

Property, plant and equipment, net of accumulated depreciation of $43,338 and $38,813	26,701	27,424
Patents, net of accumulated amortization of $1,673 and $1,531	1,381	1,496
Goodwill	29,059	27,385
Other intangibles, net of accumulated amortization of $2,683 and $1,729	21,366	22,320
Notes receivable and other assets	6,438	3,562
Deferred income taxes	76	192

Total assets	$199,444	$184,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,662	$1,201
Accounts payable	13,156	11,973
Accrued expenses and other current liabilities	11,198	16,517
Accrued commissions	5,285	3,923
Billings in excess of costs and estimated earnings	—	2,028
Customer advances	7,828	6,639
Income taxes payable	4,170	4,581
Deferred income taxes	3,430	2,635

Total current liabilities	46,729	49,497

Long-term debt, net of current portion	22,000	36,913
Deferred income taxes	3,771	3,286
Other non-current liabilities	892	469
Series B Junior Participating Preferred Shares, $0.01 par value. Authorized 50,000 shares; issued none	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 950,000 shares; issued none	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued 4,800,139 and 4,716,383 shares	48	47
Paid-in capital	28,455	24,568
Retained earnings	116,349	90,576
Accumulated other comprehensive income	9,483	6,276

	154,335	121,467
Treasury stock, 2,008,192 and 2,002,574 shares, at cost	(28,283)	(27,514)

Total shareholders’ equity	126,052	93,953

Total liabilities and shareholders’ equity	$199,444	$184,118

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Fiscal Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Dollars in thousands, except share data)

Revenues:
Equipment and parts	$231,309	$190,088	$139,174
Services and freight	11,709	11,497	8,953
Other	—	92	—

Total revenues	243,018	201,677	148,127

Cost of revenues:
Equipment and parts	131,624	105,671	77,592
Services and freight	9,991	9,778	8,229

Total cost of revenues	141,615	115,449	85,821

Gross profit	101,403	86,228	62,306

Operating expenses:
Selling, general, and administrative	60,936	51,961	39,614
Research and development	2,486	2,389	2,262

Total operating expenses	63,422	54,350	41,876

Operating income	37,981	31,878	20,430
Interest expense, net	993	1,736	1,049

Income before income taxes	36,988	30,142	19,381
Income tax provision	11,215	8,821	6,509

Net income	$25,773	$21,321	$12,872

Basic earnings per share	$9.37	$7.93	$4.95
Diluted earnings per share	9.03	7.49	4.59
Weighted average common shares outstanding (basic)	2,752,000	2,688,000	2,600,000
Weighted average common and common equivalents shares outstanding (diluted)	2,855,000	2,848,000	2,804,000

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
Fiscal Years ended January 3, 2009, December 29, 2007 and December 30, 2006

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
	(Dollars in thousands, except share data)

Balance, December 31, 2005	4,578,166	$46	$19,082	$56,383	$1,523	2,002,574	$(27,514)	$49,520
Comprehensive income:
Net income	—	—	—	12,872	—	—	—	12,872
Translation adjustments	—	—	—	—	1,849	—	—	1,849
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(97)	—	—	(97)

Total comprehensive income								14,624

Issuance of stock	37,457	—	1,237	—	—	—	—	1,237

Balance, December 30, 2006	4,615,623	46	20,319	69,255	3,275	2,002,574	(27,514)	65,381
Comprehensive income:
Net income	—	—	—	21,321	—	—	—	21,321
Translation adjustments	—	—	—	—	3,237	—	—	3,237
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(236)	—	—	(236)

Total comprehensive income								24,322

Issuance of stock	100,760	1	4,249	—	—	—	—	4,250

Balance, December 29, 2007	4,716,383	47	24,568	90,576	6,276	2,002,574	(27,514)	93,953
Comprehensive income:
Net income	—	—	—	25,773	—	—	—	25,773
Translation adjustments	—	—	—	—	1,200	—	—	1,200
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(254)	—	—	(254)

Total comprehensive income								26,719

Adoption of SFAS No. 158, net of taxes of $638 (See Note 9)	—	—	—	—	2,261	—	—	2,261
Issuance of stock	83,756	1	3,887	—	—	—	—	3,888
Purchase of treasury stock	—	—	—	—	—	5,618	(769)	(769)

Balance, January 3, 2009	4,800,139	$48	$28,455	$116,349	$9,483	2,008,192	$(28,283)	$126,052

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Fiscal Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(Dollars in thousands)

Operating activities:
Net income	$25,773	$21,321	$12,872
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	—	(92)	—
Depreciation and amortization	5,952	5,573	4,634
Non-cash compensation	622	453	337
Deferred income taxes	1,139	344	240
Changes in assets and liabilities-net of business acquired:
Accounts receivable, net	(5,398)	(1,466)	468
Inventories, net	153	(833)	(3,184)
Prepaid expenses and other current assets	(770)	571	(1,177)
Other assets	159	125	275
Accounts payable	1,015	(769)	699
Accrued expenses and other current liabilities	(1,987)	1,821	3,824

Net cash provided by operating activities	26,658	27,048	18,988

Investing activities:
Proceeds from disposition of asset	—	428	—
Businesses acquired, net of cash received	(400)	(16,339)	(32,975)
Capital expenditures	(3,686)	(2,265)	(2,604)
Restricted cash	653	(763)	(420)
Other	(70)	(30)	(43)

Net cash used in investing activities	(3,503)	(18,969)	(36,042)

Financing activities:
Net repayments under notes payable to banks	—	—	(804)
Proceeds from issuance of long-term debt	10,900	24,130	38,065
Principal payments on long-term debt	(25,352)	(20,794)	(22,510)
Purchase of treasury stock	(769)	—	—
Tax benefit from stock option exercises and vesting of restricted stock grants	1,619	2,076	289
Proceeds from issuance of common stock	447	1,333	133

Net cash (used in) provided by financing activities	(13,155)	6,745	15,173

Effect of exchange rate changes on cash and cash equivalents	770	1,991	868

Net increase (decrease) in cash and cash equivalents	10,770	16,815	(1,013)
Cash and cash equivalents:
Beginning of year	30,853	14,038	15,051

End of year	$41,623	$30,853	$14,038

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,799	$2,166	$937
Income taxes	9,573	6,057	5,858
Seller financing for businesses acquired	$—	$446	$3,000

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
January 3, 2009, December 29, 2007 and December 30, 2006

(1)	Nature of Operations

K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”) design, produce, market and service material handling equipment and systems for a wide variety of industrial markets. The Company has manufacturing facilities in the United States, Switzerland and the People’s Republic of China (“China”), and its equipment is sold throughout the world.

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

The Company’s fiscal year is reported on a fifty-two/fifty-three week period. The fiscal year ended January 3, 2009 (referred to herein as 2008) was a fifty-three week period. Each of the fiscal years ended December 29, 2007 (referred to herein as 2007) and December 30, 2006 (referred to herein as 2006) was a fifty-two week period.

(c)	Cash and Cash Equivalents and Restricted Cash

All cash equivalents represent highly liquid, interest-bearing investments purchased with original maturities of three months or less. Restricted cash represents cash reserves that secure outstanding letters of credit. The Company had $35,568,000 and $29,353,000 of unrestricted cash and cash equivalents in foreign bank accounts as of January 3, 2009 and December 29, 2007.

We maintain cash balances at financial institutions throughout the world. Accounts are generally insured by various governmental organizations in varying amounts up to $250,000. We customarily maintain cash balances in excess of these insurance limits.

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

Patents are stated at cost less accumulated amortization. The costs of patents are amortized on a straight-line basis over their remaining economic lives, but in no event longer than their 17 year maximum legal lives.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(g)	Goodwill and Other Intangible Assets

When a company is acquired, the excess of the purchase price over the fair value of its net assets, including identifiable intangibles, is goodwill. Goodwill is recorded as an asset on the balance sheet.

Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. This statement provides that goodwill and intangible assets with indefinite lives are no longer amortized on a recurring basis, but instead are subject to impairment testing at least annually. The Company does not amortize goodwill, and it amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangible assets which do not have indefinite lives are amortized on a straight-line basis over the expected periods of benefit, which range from 10 to 50 years. In accordance with the provisions of SFAS No. 142, the Company performed impairment tests on goodwill and other intangible assets with indefinite lives, which indicated no impairment in all periods presented.

(h)	Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes are provided for differences between amounts shown for financial reporting purposes and those included with tax return filings that will reverse in future periods. Additionally, the effects of income taxes are measured based upon enacted tax laws and rates.

(i)	Revenue Recognition and Allowance for Doubtful Accounts

The Company generally recognizes revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.

Equipment sales generally start with selection by a customer from a series of standard products which are then either slightly modified or combined with other standard or slightly modified products and parts in order to meet the customer’s specific needs. Sales orders may include post-shipment start-up assistance or training, which is not recorded as revenue in accordance with Emerging Issues Task Force Issue No. 00-21 until the service is performed. Revenue from equipment and parts sales is generally recognized upon shipment and at the point where risk of ownership and title to the product transfer to the customer except in those few cases where customer inspection is still required. In those cases, revenue is not recorded until acceptance is obtained. Cost of revenues is recorded in the period in which the related revenue is recognized. There are certain transactions (“bill and hold”) where revenue is recognized prior to shipment in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy”. Revenue for bill and hold transactions is recorded prior to shipment only when all of the following conditions are met:

•	Risk of ownership has passed to the buyer;

•	The buyer has made a fixed commitment to purchase the goods in writing;

•	The buyer requested the transaction to be on a bill and hold basis;

•	There is a fixed and reasonable delivery date;

•	No specific performance obligations by the seller remain;

•	The goods are segregated from other inventory and not available to others; and

•	The product is complete and ready for shipment.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In addition, the Company also considers the following factors:

•	The date by which the Company expects payment and whether the Company has modified its normal billing and credit terms to the buyer;

•	The Company’s history with bill and hold transactions;

•	The buyer must bear risk of loss;

•	The Company’s custodial function is insurable and insured; and

•	The business reasons for the bill and hold arrangement have not introduced a contingency to the buyer’s fixed commitment to purchase the goods.

Prior to the September 14, 2007 acquisition of Rader Companies, Inc. (“Rader”) detailed in Note 3, Acquisitions, Rader used the proportional performance method of accounting for most of its fixed priced sales contracts. This accounting treatment bases performance on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provisions for estimated losses, if any, are made in the period such losses are determined. Revenues recognized in excess of amounts billed are classified as current assets under “costs and estimated earnings in excess of billings”. Amounts billed to customers in excess of revenues recognized to date are classified as current liabilities under “billings in excess of costs and estimated earnings”. All contracts using the proportional method of accounting were completed during 2008. Contracts entered into after the September 14, 2007 closing of the acquisition are accounted for on the completed contract method instead of the proportional performance method of accounting. The completed contract method is consistently used in all of the Company’s businesses.

The allowance for doubtful accounts is maintained at an adequate level to absorb losses in the Company’s accounts receivable. Company management continually monitors the accounts receivable for collectibility issues. An allowance for doubtful accounts is established based on review of individual customer accounts, recent loss experience, current economic conditions and other pertinent factors. Accounts deemed uncollectible are charged to the allowance. Provisions for doubtful accounts are added to the allowance.

(j)	Research and Development

Expenditures for research, development and engineering of products are expensed as incurred.

(k)	Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current rates of exchange at year-end, with translation gains and losses being recorded as a separate component of shareholders’ equity. Revenues and expenses are translated at average rates prevailing during the year.

The Company recognized foreign currency transaction net losses of approximately $1,010,000 and $51,000 in 2008 and 2007 and a net gain of approximately $43,000 in 2006. These net transaction gains and losses are recorded within selling, general and administrative expense in the consolidated statements of income.

(l)	Share-Based Compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment”, effective January 1, 2006. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of share-based compensation awards, including stock grants and options.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and it did not recognize

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

compensation expense in its income statement for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company did, however, record compensation expense related to restricted stock grants based on the market value of its common stock at the date of grant and the vesting period of the grant. As required by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company also provided certain pro forma disclosures for stock option awards as if the fair value-based approach of SFAS No. 123 had been applied.

The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the Company applies the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Additionally, for unvested awards that existed on the effective date of the Company’s adoption of SFAS No. 123(R) and that were not fully expensed in prior years, either in the Company’s income statement or in pro forma disclosures in the notes thereto, the Company recognizes compensation expense in the same manner as was used in its income statement or for pro forma disclosures prior to the effective date of its adoption of SFAS No. 123(R).

For 2008 and 2007, the Company did not have any prospective cost of stock option compensation to be expensed. As a result of the adoption of SFAS No. 123(R), the Company’s 2006 financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

2006
(In thousands,
except per share)

Income from continuing operations before income taxes	$62
Net income	$38
Basic earnings per share	$0.01
Diluted earnings per share	$0.01

There were no stock options granted in 2008, 2007 or 2006.

The Company issued 2,500 shares of restricted common stock in February 2008 and 9,000 shares of restricted common stock in July 2008, with each grant vesting on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four-year period based on the fair value of the shares at the grant dates, which was $117.00 per share in February 2008 and $130.66 per share in July 2008.

The Company issued 9,000 shares of restricted common stock in each of May 2007 and May 2006, with each grant vesting on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four-year period based on the fair value of the shares at the grant dates, which was $93.50 per share in 2007 and $51.50 per share in 2006.

(m)	Fair Value of Financial Instruments

The carrying value of financial instruments such as cash, accounts receivable and payable, and other current assets and liabilities approximates their fair values, which are based on the short-term nature of these instruments. The carrying amounts of the Company’s long-term debt and notes payable approximates their fair values, which are estimated based on the current rates offered to the Company for debt and notes payable of the same remaining maturities.

(n)	Derivative Instruments

The Company has entered into certain variable-to-fixed interest rate swap contracts to fix the interest rates on a portion of its variable interest rate debt. Accordingly, these derivatives are marked to market and the resulting gains or losses are recorded in other comprehensive income as an offset to the related hedged asset or liability. The actual

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

interest expense incurred, inclusive of the effect of the hedge in the relevant period, is recorded in the consolidated statements of income.

(o)	Employee Defined Benefit Plan

The Company has a pension plan covering employees of its Swiss subsidiary and certain employees of its German subsidiary (the “Swiss Plan”) which has historically been classified and accounted for as a defined contribution plan. Due to recent changes in the Swiss regulatory environment and subsequent interpretations of the impact of these changes on the pension accounting for employee retirement benefit plans of Swiss companies and by implication, Swiss subsidiaries of U.S. companies, the Company concluded, as of the end of 2008, that there were enough defined benefit features of the Swiss Plan to warrant its treatment as a defined benefit plan for accounting purposes. As a result, the Company adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R, effective January 3, 2009.

SFAS No. 158 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the consolidated balance sheet as of January 3, 2009, with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. If the fair value of the plan assets exceeds the projected benefit obligation, then that difference or funded status represents the pension asset (See Note 9 — Employee Benefit Plans).

The pension asset or liability and annual income or expense of the Swiss Plan is determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, salary increase rate and expected rate of asset return. The fair values of plan assets are determined based on prevailing market prices.

(p)	Use of Estimates

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

(q)	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements”, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever assets or liabilities are measured at fair value as required or permitted by other standards. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop fair value assumptions. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. The adoption of SFAS No. 157 by the Company effective December 30, 2007 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize, at full fair value, all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquiring entity to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company is evaluating the impact that its adoption of SFAS No. 141(R) effective January 4, 2009 will have on its process of analyzing business combinations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial reporting with respect to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of these instruments and activities on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the impact on its consolidated financial statements of its adoption of SFAS No. 161 effective January 4, 2009.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends SFAS No. 142, “Goodwill and Other Intangible Assets”. This pronouncement requires that companies estimating the useful life of a recognized intangible asset consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. The Company will prospectively apply FSP FAS 142-3 to all intangible assets purchased after January 3, 2009.

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

$10,502

Customer relationships, drawings and tradenames are included in other intangibles in the consolidated balance sheets.

On October 5, 2006, the Company purchased all of the outstanding stock of Premier Pneumatics, Inc. (“Premier”), and the financial results of that company have been included in the Company’s consolidated financial statements since that date. The preliminary purchase price was $27,565,000, all of which was paid in cash, including $2,000,000 held in escrow which has since been released to the seller. The final purchase price of $27,453,000 included a $112,000 adjustment paid to the Company based on Premier’s net working capital as of the closing date. In February 2007, the Company also made a preliminary payment of $1,567,000 to the seller in connection with the Company’s Internal Revenue Code section 338(h)(10) election (the “Premier 338(h)(10) election”) with respect to this acquisition. The amount owed to the seller under the Premier 338(h)(10) election was finalized in April 2007 and reduced by $153,000 to $1,414,000, and the seller returned $153,000 to the Company. The Company borrowed the full purchase price under a new U.S. revolving credit facility (see Note 8 — Notes Payable to Banks and Other Long-Term Debt). Premier did not have any bank debt at the time of purchase.

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

$27,453

Customer relationships and tradenames are included in other intangibles in the consolidated balance sheets.

If the acquisition of Premier had occurred at the beginning of 2006, pro forma revenues, net income and diluted earnings per share for the Company for 2006 would have been as follows:

2006
(In thousands,
except per share)
(Unaudited)

Revenue	$166,307
Net income	$13,460
Diluted earnings per share	$4.80

On March 27, 2007, the Company purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in China. The purchased assets were transferred from the seller to Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”), a newly-created Wholly Foreign-Owned Enterprise which the Company established in connection with this transaction, and the financial results of Wuxi K-Tron Colormax have been included in the Company’s consolidated financial statements since that date. The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with one of Wuxi Chenghao’s owners, could be as much as approximately $3,500,000. As of year-end 2008, the Company had recorded $1,506,000 of goodwill as part of acquiring the Wuxi Chenghao assets.

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

In 2008, the Company completed the valuation of the assets and liabilities of Rader as of the September 14, 2007 acquisition date. On September 12, 2008, the Company filed an indemnification claim against the sellers related to the valuation of Rader’s inventory on the closing date, and the claim was settled on October 9, 2008. As part of the settlement, the sellers agreed to a reduction in the purchase price of approximately $257,000, with payments being made to the Company from the escrow fund in the amount of approximately $117,000 on September 26, 2008 and $140,000 on October 10, 2008. With these payments of $257,000 from the escrow fund followed by the release of $743,000 from the escrow fund to the sellers pursuant to the terms of the escrow agreement, the escrow fund has now been reduced to $1,300,000 plus accrued interest. The purchase price allocation below has been updated from year-end 2007 to record this settlement as well as the final inventory valuation and related deferred taxes as of the date of the acquisition, resulting in a net increase in goodwill of $1,320,000 in 2008.

The excess of the purchase price, including the effect of those items discussed above occurring prior to the end of 2008, over the carrying value of the identifiable net assets acquired was $9,101,000, which was allocated as follows:

	Useful Life	2007
		(In thousands)

Patents	10 years	$200
Goodwill	Indefinite	3,614
Customer relationships	10 years	2,700
Drawings	25 years	1,160
Tradenames	Indefinite	1,400
Other Asset	4 months	27

		$9,101

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The purchase price of $15,945,000, after being reduced by the $1,300,000 escrow, reduced by $257,000 cash received as part of the inventory valuation settlement and increased by the $1,687,000 working capital adjustment, for an adjusted purchase price of $16,075,000, was allocated as follows:

2007
(In thousands)

Cash	$1,670
Accounts receivables	5,107
Inventories	3,565
Costs in excess of billings, net of billings in excess of costs	1,568
Deferred tax asset	1,058
Other current assets	531
Property, plant and equipment	52
Patents	200
Goodwill	3,614
Customer relationships	2,700
Drawings	1,160
Tradenames	1,400
Accounts payable	(2,821)
Accrued expenses and other current liabilities	(3,713)
Deferred tax liabilities	(16)

$16,075

Customer relationships, drawings and tradenames are included in other intangibles in the consolidated balance sheets.

Pro forma revenues, net income and diluted earnings per share as if the acquisitions of Rader, Wuxi and Gundlach had occurred at the beginning of 2006 is not presented, since the information is not material to the consolidated financial statements.

(4)	Inventories

Inventories consist of the following:

	2008	2007
	(In thousands)

Components	$22,434	$22,759
Work-in-process	6,647	8,480
Finished goods	1,085	775
Inventory reserves	(1,390)	(1,781)

	$28,776	$30,233

Fixed production overheads are allocated to inventory based on normal capacity of the production facility. Unallocated overheads are recognized as an expense in the period incurred.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2008	2007
	(In thousands)

Land	$2,065	$2,011
Buildings and improvements	29,585	27,846
Automotive equipment	318	304
Machinery and equipment	18,445	18,739
Furniture and equipment, including computer equipment and software	19,626	17,337

	70,039	66,237
Less accumulated depreciation and amortization	(43,338)	(38,813)

	$26,701	$27,424

Depreciation of property, plant and equipment for 2008, 2007 and 2006 was $4,813,000, $4,680,000 and $4,047,000.

(6)	Intangible Assets

Intangible assets consist of the following (in thousands):

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Patents	$3,054	$1,673	$3,027	$1,531
Drawings	6,140	1,005	6,140	754
Customer relationships	11,299	1,678	11,299	975

	$20,493	$4,356	$20,466	$3,260

Unamortized intangible assets
Trademarks and tradenames	$6,610		$6,610

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of the issuance of a patent) over the expected periods of benefit, which range from 10 to 50 years. The weighted average life of the amortizable intangible assets is 26 years (14 years for patents, 25 years for drawings and 29 years for customer relationships). The amortization expense of intangible assets was $1,115,000 for 2008, $893,000 for 2007 and $587,000 for 2006.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Future annual amortization of intangible assets is as follows:

Amount
(In thousands)

Fiscal year:
2009	$1,105
2010	1,105
2011	1,105
2012	1,105
2013	1,023
Thereafter	10,694

$16,137

(7)	Accrued Warranty

The Company offers a one-year product warranty on a majority of its products. Warranty is accrued as a percentage of sales, based upon historical experience, on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for 2008 and 2007:

	2008	2007
	(In thousands)

Beginning balance	$2,194	$1,538
Accrued warranty of acquired businesses	—	258
Accrual of warranty expense	2,351	2,127
Warranty costs incurred	(2,356)	(1,775)
Foreign exchange adjustment	42	46

Ending balance	$2,231	$2,194

(8)	Notes Payable to Banks and Other Long-Term Debt

On September 29, 2006, in connection with the anticipated October 5, 2006 Premier acquisition, the Company, along with its U.S. subsidiaries (the “Borrowers”), entered into a Loan Agreement (the “Citizens Loan Agreement”) with Citizens Bank of Pennsylvania (“Citizens”).

The Citizens Loan Agreement provides the Borrowers with a five-year, $50,000,000 unsecured revolving line of credit facility (the “Revolving Credit Facility”), of which up to an aggregate of $10,000,000 may be used for letters of credit. The Revolving Credit Facility terminates on September 29, 2011. The Borrowers entered into the Citizens Loan Agreement to (i) refinance certain indebtedness of the Borrowers with two other banks, (ii) provide for future working capital requirements and other general corporate purposes and (iii) fund permitted acquisitions, including the acquisition of Premier.

The interest rate on loans under the Revolving Credit Facility can be based on either the prime rate or 1, 2, 3 or 6-month LIBOR, as selected by the Borrowers. Prime rate loans bear interest at a fluctuating rate per annum equal to the prime rate of interest announced by Citizens from time to time less a percentage ranging from 0.25% to 1.00%, depending on the ratio of the Company’s funded debt to its adjusted earnings before interest expense, tax expense, and depreciation and amortization expenses for the most recent measurement period (the “Debt Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to LIBOR for the selected interest rate period plus a percentage ranging from 0.875% to 1.625%, depending on the Debt Ratio.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Borrowers are obligated to pay a fee for any unused borrowings under the Revolving Credit Facility equal to (i) a percentage ranging from 0.125% to 0.200%, depending on the level of the Debt Ratio, times (ii) the average unused portion of the Revolving Credit Facility.

The Revolving Credit Facility is unsecured, except that the lenders have been given a pledge of 65% of the equity interests of the following foreign subsidiaries of the Company: K-Tron (Schweiz) AG, K-Tron Colormax Limited, K-Tron PCS Limited, Jeffrey Rader Canada Company and Jeffrey Rader AB. The Citizens Loan Agreement contains financial and other covenants, including a minimum fixed charge coverage ratio, a minimum net worth and a maximum Debt Ratio, and includes limitations on, among other things, liens, acquisitions, consolidations, sales of assets, incurrences of debt and capital expenditures. As of January 3, 2009, the Company was in compliance with these covenants. If an event of default, such as non-payment or failure to comply with a covenant, were to occur under the Citizens Loan Agreement, and subject to any applicable grace period, the lenders would be entitled to declare all amounts outstanding under the Revolving Credit Facility to be immediately due and payable.

All amounts borrowed under the Revolving Credit Facility are due on September 29, 2011. As of January 3, 2009, the total borrowing under the Revolving Credit Facility was $21,000,000, with interest payable at the following rates on the following principal amounts for the periods ending on the dates indicated:

		Expiration of
		Interest Rate	Per Annum
	Amount	Period	Rate

Eighteen-month interest rate swap	$2,000,000	05/31/2009	4.985%
Two-year interest rate swap	2,000,000	09/24/2009	5.605%
Three-year interest rate swap	5,000,000	10/13/2009	6.085%
Two-year interest rate swap	3,000,000	10/31/2009	5.385%
Two-year interest rate swap	2,000,000	11/30/2009	4.925%
Three-year interest rate swap	2,000,000	09/24/2010	5.665%
Four-year interest rate swap	5,000,000	10/13/2010	6.095%

	$21,000,000

In 2006 and 2007, the Company entered into various interest rate swaps with Citizens, and there were seven swaps outstanding at January 3, 2009. The seven swaps fix the interest rates for the swap periods on all $21,000,000 of loans, with fixed rates ranging from 4.925% to 6.095% (subject to any change in such rates required by a change in the Debt Ratio at the end of any relevant measurement period). The swaps expire on various dates from May 31, 2009 to October 13, 2010. The Company entered into the swaps in order to minimize its risk of exposure to interest rate increases. As of January 3, 2009, a swap liability of $892,000 is included in other non-current liabilities. The unrealized loss, net of tax, on the interest rate swaps was $535,000 at January 3, 2009 and is reflected in accumulated other comprehensive income. As of December 29, 2007, a swap liability of $469,000 is included in other non-current liabilities. The unrealized loss, net of tax, on the interest rate swaps was $281,000 at December 29, 2007 and is reflected in accumulated other comprehensive income. As of December 30, 2006, a swap liability of $75,000 is included in other non-current liabilities. The unrealized loss, net of tax, on the interest rate swaps was $45,000 at December 30, 2006 and is reflected in accumulated other comprehensive income.

In connection with the March 3, 2006 acquisition of Gundlach, the Company issued as part of the purchase price a $3,000,000 unsecured, promissory note bearing interest payable quarterly at 5% per annum and with the principal payable in three equal installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. The first two installments of $1,000,000 each were paid on March 3, 2008 and March 3, 2009.

At January 3, 2009, the Company’s Swiss subsidiary had separate credit facilities totaling 13,750,000 Swiss francs (approximately $12,698,000) with three Swiss banks. This Swiss subsidiary’s real property in Switzerland,

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

with a book value of $5,968,000 as of January 3, 2009, is pledged as collateral. As of January 3, 2009, there were no borrowings under any of these credit facilities, although 5,378,000 Swiss francs (approximately $4,967,000) of availability was being utilized for bank guarantees on behalf of the Swiss subsidiary related to customer orders.

As of January 3, 2009, one of the Company’s U.S. subsidiaries had a mortgage loan with an outstanding balance of $662,000. Annual interest is 6.45%, and the loan is payable in equal monthly principal and interest installments of $23,784, with a final balloon payment due on August 1, 2009. Fixed assets with a book value of $1,313,000 as of January 3, 2009 are pledged as collateral on this loan.

Long-term debt consists of the following:

	2008	2007
	(In thousands)

U.S. revolving line of credit	$21,000	$33,750
U.S. mortgage	662	1,364
U.S. term notes	2,000	3,000

	23,662	38,114
Less current portion	(1,662)	(1,201)

Total long-term debt, net of current portion	$22,000	$36,913

Future annual principal payments required on long-term debt are as follows:

Amount
(In thousands)

Fiscal year:
2009	$1,662
2010	1,000
2011	21,000

$23,662

(9)	Employee Benefit Plans

The Company sponsored several thrift plans for various groups of U.S. employees during 2008, 2007 and 2006. The Company made matching contributions to employee accounts in these thrift plans equal to 100% of each employee participant’s contributions up to a maximum of 3% to 6% of such employee’s compensation for each of 2008, 2007 and 2006, depending on the plan and subject to any applicable legal maximums, with Company contributions being vested when made, except that the Premier and Rader thrift plans did not have a Company match. The Gundlach and Premier plans were also profit-sharing plans, and there were company contributions under that part of those plans. The Company expense associated with the thrift and profit sharing plans for U.S. employees for 2008, 2007 and 2006 was $1,081,000, $1,177,000 and $1,139,000.

As of December 31, 2006, the Gundlach profit sharing and thrift plan was terminated, and all of the employees became fully vested in their fund balances which were transferred to one of two K-Tron thrift plans. As of December 31, 2007, the Premier profit sharing and thrift plan was terminated, and all the employees became fully vested in their fund balances which were transferred to one of two K-Tron thrift plans. As of December 31, 2008, the Rader thrift plan was terminated, and all the employees became fully vested in their fund balances which were transferred to one of two K-Tron thrift plans.

The Company has a pension plan covering employees of its Swiss subsidiary and certain employees of its German subsidiary which has historically been classified and accounted for as a defined contribution plan. Due to recent changes in the Swiss regulatory environment and subsequent interpretations of the impact of these changes

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

on the pension accounting for employee retirement benefit plans of Swiss companies and by implication, Swiss subsidiaries of U.S. companies, the Company concluded, as of the end of 2008, that there were enough defined benefit features of the Swiss Plan to warrant its treatment as a defined benefit plan for accounting purposes. As a result, the Company adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS Nos. 87, 88, 106 and 132R, effective January 3, 2009.

Employer and employee contributions are made to the Swiss Plan based on various percentages of salary and wages that vary according to employee age and other factors. Employer contributions to the Swiss Plan in 2008, 2007 and 2006 were $952,000, $819,000 and $813,000. These employer contributions have been recorded as defined contribution plan expense in 2008, 2007 and 2006 because the conversion of the accounting for the Swiss Plan to a defined benefit plan did not occur until January 3, 2009, the end of the Company’s 2008 fiscal year.

The incremental transition effect of applying SFAS No. 158 as of January 3, 2009 was to increase total assets by $2,899,000, increase total liabilities by $638,000 and increase total shareholders’ equity by $2,261,000. These changes were the result of increasing other long term assets by $2,899,000, increasing long term deferred income tax liabilities by $638,000 and increasing accumulated other comprehensive income by $2,261,000. None of the $2,261,000 transition adjustment to accumulated comprehensive income is expected to be amortized in net periodic benefit income in 2009.

At January 3, 2009, the fair value of the Swiss Plan’s assets was $23,038,000, the projected pension obligation was $20,139,000 and the accumulated pension obligation was $17,380,000. At January 3, 2009, the Swiss Plan’s asset allocation was as follows:

Debt securities	60.2%
Bank deposits	14.1
Equity securities	12.7
Real estate funds	10.7
Other	2.3

Total	100.0%

The investment strategy of the Swiss Plan’s Pension Committee is to achieve a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk. The investment strategy is reviewed regularly. The projected and accumulated pension obligations for the Swiss Plan were calculated as of January 3, 2009 using the following assumptions:

Discount rate	3.5%
Salary increase rate	2.0%
Expected return on plan assets	4.0%
Expected average remaining working life (in years)	13.2

The discount rate is based on assumed pension benefit maturity and estimates developed using the rate of return and yield curves for high quality Swiss corporate and government bonds. The salary increase rate is based on the Company’s best assessment for on-going increases over time. The expected long term rate of return on plan assets is based on the expected asset allocation and taking into consideration historical long-term rates of return for the relevant asset categories.

Employer contributions to the Swiss Plan in 2009 are estimated to be approximately $1,000,000. The Swiss Plan is legally separate from the Company, as are the assets of the Plan.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Estimated future benefit payments from the Swiss Plan are as follows:

Fiscal Year	Amount

2009	$554,000
2010	563,000
2011	582,000
2012	600,000
2013	610,000
2014 to 2018	$3,140,000

Substantially all other foreign employees not participating in the Swiss Plan participated in defined contribution group pension plans in 2008, 2007 and 2006. Contributions were paid by the employee and employer at percentages that varied according to age and other factors. The foreign pension expense for these other foreign employees not participating in the Swiss Plan for 2008, 2007 and 2006 was $162,000, $184,000 and $171,000.

(10)	Shareholders’ Equity and Share Compensation Plans

In 2001, the board of directors determined the rights on 50,000 shares of the authorized preferred stock as the Series B Junior Participating Preferred Shares (the “Series B Preferred Shares”). Each one one-hundredth of a share of the Series B Preferred Shares carries voting and dividend rights that are equivalent to one share of the common stock. These voting and dividend rights are subject to adjustment in the event of a dividend on the common stock that is payable in common stock or upon the occurrence of any subdivision or combination with respect to the outstanding shares of the common stock. The board of directors had not determined the rights on the remaining 950,000 shares of the authorized preferred stock as of January 3, 2009.

The Company’s 1996 Equity Compensation Plan, as amended (the “1996 plan”), expired on May 9, 2006. As of January 3, 2009, nine employees and three nonemployee directors held outstanding options under the 1996 plan, all of which were exercisable, for an aggregate of 117,000 shares of common stock at exercise prices per share ranging from $12.20 to $30.34 and with a weighted average exercise price per share of $13.72. These options, all of which are nonqualified stock options, expire at various times through 2015. All stock options under the 1996 plan were issued with an exercise price per share equal to the fair market value of a share of common stock on the date that the option was granted.

During 2006, the Company issued 9,000 shares of restricted common stock under the 1996 plan. This restricted stock vests on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at the date of grant, which was $51.50 per share.

On May 12, 2006, the shareholders of the Company approved a new 2006 Equity Compensation Plan (as amended, the “2006 plan”). The 2006 plan provides that grants may be made in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock awards, (iv) stock units, (v) stock appreciation rights (“SARs”), (vi) dividend equivalents and (vii) other stock-based awards. The 2006 plan authorizes up to 200,000 shares of common stock for issuance, subject to adjustment in certain circumstances. If and to the extent options and SARs granted under the 2006 plan terminate, expire or are cancelled, forfeited, exchanged or surrendered without being exercised or if any stock awards, stock units or other stock-based awards are forfeited or terminated, the shares subject to such grants will become available again for purposes of the plan. The 2006 plan is administered by the Compensation and Human Resources Committee of the Company’s board of directors, but the full board will approve and administer all grants, if any, made to non-employee directors. The committee has the authority to (i) determine the individuals to whom grants will be made under the 2006 plan, (ii) determine the type, size, terms and conditions of the grants, (iii) determine when grants will be made and the duration of any applicable exercise or restriction period, including the criteria for exercisability and the acceleration of exercisability,

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(iv) amend the terms and conditions of any previously issued grant, subject to certain limitations and (v) deal with any other matters arising under the plan. All employees of the Company and its subsidiaries and all non-employee directors of the Company are eligible to receive grants under the 2006 plan.

During 2008, the Company issued 11,500 shares of restricted common stock under the 2006 plan, 2,500 shares in February 2008 and 9,000 shares in July 2008. Each of these restricted stock grants vests on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at the date of grant, which was $117 per share with respect to the February 2008 grant and $130.66 per share with respect to the July 2008 grants.

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

A summary of the Company’s stock option activity for the 1996 plan for 2006, 2007 and 2008 is as follows:

		Weighted
		Average		Weighted Average
		Option	Aggregate	Remaining Contractual
	Shares	Exercise	Intrinsic	Terms (in years)
	Under	Price	Value	Options	Options
	Option	Per Share	($000)	Outstanding	Exercisable

Balance, December 31, 2005	313,667	$15.17		3.79	3.00
Exercised	(28,457)	14.89

Balance, December 30, 2006	285,210	15.20		2.96	3.01
Exercised	(91,760)	14.51

Balance, December 29, 2007	193,450	15.52		2.49	2.49
Exercised	(76,450)	17.35

Balance, January 3, 2009	117,000	$13.72	$8,176	2.48	2.48

The aggregate intrinsic value at January 3, 2009 represents (i) the difference between the Company’s closing stock price of $83.60 at January 3, 2009 and the weighted average option exercise price per share on that date of $13.72 multiplied by (ii) the number of shares under outstanding options on that date.

There were no stock options granted in 2008, 2007 or 2006.

(11)	Shareholder Rights Plan

The Company has a Shareholder Rights Plan (the “Rights Plan”) that was adopted by the board of directors on October 16, 2001. Under the Rights Plan, there was a distribution as a dividend of one preferred stock purchase right (“a Right”) on each share of the Company’s common stock outstanding as of the close of business on October 29, 2001, and each share of the Company’s common stock issued and outstanding thereafter will have a Right associated with it. The Rights expire on October 29, 2011, and each Right entitles a shareholder to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock upon the terms specified in the Rights Plan. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock, in each case without the approval of the Company’s board of directors.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(12)	Income Taxes

Following are the domestic and foreign components of income before income taxes:

	2008	2007	2006
	(In thousands)

United States	$22,232	$16,957	$12,756
Foreign	14,756	13,185	6,625

Income before income tax	$36,988	$30,142	$19,381

The income tax provision consists of the following:

	2008	2007	2006
	(In thousands)

Current:
Federal and state	$6,487	$5,677	$4,638
Foreign	3,589	2,800	1,635

Total current	10,076	8,477	6,273

Deferred:
Federal and state	1,093	244	124
Foreign	46	100	112

Total deferred	1,139	344	236

Total income tax provision	$11,215	$8,821	$6,509

Significant components of the deferred tax assets and liabilities at January 3, 2009 and December 29, 2007 were as follows:

	2008	2007
	(In thousands)

Deferred tax assets
Fixed assets and intangibles	$199	$66
Accrued liabilities	980	717
Net operating loss carryforwards	350	635
Inventory basis differences	899	820
Foreign tax credit carryforwards	216	216
Other	322	426

	2,966	2,880

Valuation allowance	(519)	(784)

Total assets	2,447	2,096

Deferred tax liabilities
Depreciation	(5,373)	(4,799)
Pension liability	(638)	—
Other	(1,190)	(1,122)

Total liabilities	(7,201)	(5,921)

Net deferred tax liability	$(4,754)	$(3,825)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Foreign and U.S. state operating loss carryforwards as of January 3, 2009 were $471,000 and $1,449,000. Foreign operating losses have an unlimited carryforward period. U.S. state operating losses expire at various times through 2017.

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

A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:

	2008	2007	2006
	(In thousands)

Income tax provision on income before income tax at statutory federal income tax rates	$12,946	$10,248	$6,783
Increase in incremental tax rate to 35%	—	8	69
Foreign tax rate differential	(1,633)	(1,592)	(598)
State tax net of federal benefit	282	351	454
Other U.S. and foreign permanent tax differences	(171)	(116)	(195)
Changes in valuation allowance	(28)	(15)	(29)
(Decrease) increase in tax reserve, net	(181)	(63)	25

Income tax provision	$11,215	$8,821	$6,509

(13)	Related Party Transactions

During 2008, 2007 and 2006, the Company sold equipment to two entities in which it has a cost method investment. Sales to these two entities during 2008, 2007 and 2006 were $1,647,000, $2,898,000 and $1,755,000, with balances of $245,000, $945,000 and $314,000 in accounts receivable from these entities at January 3, 2009, December 29, 2007 and December 30, 2006. The Company leases a facility in China from a company that is owned by Wuxi K-Tron Colormax’s sales manager. The rent is RMB 46,000 per month (approximately $7,000) and payable through March 2012.

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

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s basic and diluted earnings per share are calculated as follows:

	Net Income
	Available
	to Common		Earnings
	Shareholders	Shares	per Share

2008:
Basic	$25,773,000	2,752,000	$9.37
Common share equivalent of options outstanding	—	103,000	(0.34)

Diluted	$25,773,000	2,855,000	$9.03

2007:
Basic	$21,321,000	2,688,000	$7.93
Common share equivalent of options outstanding	—	160,000	(0.44)

Diluted	$21,321,000	2,848,000	$7.49

2006:
Basic	$12,872,000	2,600,000	$4.95
Common share equivalent of options outstanding	—	204,000	(0.36)

Diluted	$12,872,000	2,804,000	$4.59

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

As of January 3, 2009, future minimum payments under operating leases having noncancellable terms in excess of one year are summarized below (in thousands):

Operating
Leases

2009	$1,325
2010	904
2011	417
2012	259
2013	57

$2,962

Rent expense for 2008, 2007 and 2006 was $1,691,000, $1,458,000 and $1,265,000.

At January 3, 2009, the Company had employment contracts with certain key executives. Under these contracts, each individual is guaranteed minimum compensation over the contract period. The Company may terminate these contracts upon thirty days’ advance written notice. As of January 3, 2009, the estimated future obligation under these contracts, if all of them were to be terminated on that date, was $2,333,000, payable within thirty days after the termination date.

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

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For 2008, 2007 and 2006, the following table sets forth the Company’s geographic information:

	Americas	EMEA/Asia	Eliminations	Consolidated
	(In thousands)

2008:
Revenues:
Sales to unaffiliated customers	$159,339	$83,679	$—	$243,018
Sales to affiliates	9,408	5,248	(14,656)	—

Total sales	168,747	88,927	(14,656)	243,018

Operating income	23,072	14,889	20	37,981
Interest expense, net				(993)

Income before income taxes				36,988

Capital expenditures	2,512	1,174		3,686
Depreciation and amortization expense	4,103	1,849		5,952
Total assets	123,121	76,323		199,444
2007:
Revenues:
Sales to unaffiliated customers	133,708	67,969	—	201,677
Sales to affiliates	4,858	5,710	(10,568)	—

Total sales	138,566	73,679	(10,568)	201,677

Operating income	19,224	12,685	(31)	31,878
Interest expense, net				(1,736)

Income before income taxes				30,142

Capital expenditures	1,193	1,072		2,265
Depreciation and amortization expense	3,964	1,609		5,573
Total assets	123,473	60,645		184,118
2006:
Revenues:
Sales to unaffiliated customers	97,138	50,989	—	148,127
Sales to affiliates	3,338	3,503	(6,841)	—

Total sales	100,476	54,492	(6,841)	148,127

Operating income	13,967	6,547	(84)	20,430
Interest expense, net				(1,049)

Income before income taxes				19,381

Capital expenditures	2,129	475		2,604
Depreciation and amortization expense	3,135	1,499		4,634
Total assets	98,616	42,380		140,996

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For 2008, 2007 and 2006, the following table sets forth revenues from external customers:

	2008	2007	2006
	(In thousands)

Americas
U.S.	$114,272	$104,615	$81,771
Canada	18,521	7,453	3,567
All others	26,546	21,640	11,800

Total	159,339	133,708	97,138

EMEA/Asia
China	5,599	6,812	2,222
Germany	12,153	11,108	14,212
Great Britain	7,384	9,286	7,715
Italy	10,410	3,057	1,897
Netherlands	2,073	7,727	1,225
All others	46,060	29,979	23,718

Total	83,679	67,969	50,989

	$243,018	$201,677	$148,127

(17)	Quarterly Financial Information (Unaudited)

The following table summarizes unaudited quarterly financial data for 2008 and 2007 (in thousands, except per share data):

	2008 by Quarter
	First	Second	Third	Fourth

Revenues	$57,398	$60,210	$59,631	$65,779
Gross profit	24,249	25,502	24,784	26,868
Net income	5,651	7,158	6,767	6,197
Basic earnings per share	2.08	2.62	2.44	2.23
Diluted earnings per share	1.96	2.49	2.34	2.15

	2007 by Quarter
	First	Second	Third	Fourth

Revenues	$46,884	$47,566	$48,172	$59,055
Gross profit	19,639	20,557	20,115	25,917
Net income	4,879	5,253	4,930	6,259
Basic earnings per share	1.83	1.96	1.83	2.31
Diluted earnings per share	1.72	1.84	1.72	2.18

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Financial Statement Schedule

Schedule II

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended January 3, 2009, December 29, 2007 and December 30, 2006

				Deductions, Net
				of Foreign
	Balance at	Additions	Balance of	Exchange	Balance
	Beginning	Charged	Acquired	Translation	at End
	of Period	to Income	Businesses	Adjustment	of Period

Deducted from applicable assets:
Allowance for doubtful accounts:
Fiscal year ended, January 3, 2009	$1,065,000	$591,000	$—	$442,000	$1,214,000
Fiscal year ended, December 29, 2007	$852,000	$150,000	$199,000	$136,000	$1,065,000
Fiscal year ended, December 30, 2006	$682,000	$119,000	$186,000	$135,000	$852,000
Inventory valuation reserves:
Fiscal year ended, January 3, 2009	$1,781,000	$746,000	$—	$1,137,000	$1,390,000
Fiscal year ended, December 29, 2007	$1,549,000	$477,000	$282,000	$527,000	$1,781,000
Fiscal year ended, December 30, 2006	$912,000	$410,000	$459,000	$232,000	$1,549,000

See accompanying reports of independent registered public accounting firm.

S-1

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated as of October 5, 2006, by and among Robert B. Korbelik, individually, The Robert B. Korbelik Trust dated December 14, 1995, as amended July 20, 2000, and Premier Pneumatics, Inc., a Delaware corporation (Filed as Exhibit 2.1 to our report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006 and incorporated herein by reference)
3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 and incorporated herein by reference)
3.2	Amended and Restated By-laws (Filed as Exhibit 3.1 to our report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007 and incorporated herein by reference)
4.1	Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2001 and incorporated herein by reference)
10.1	K-Tron International, Inc. 2006 Equity Compensation Plan, as amended on May 11, 2007 (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference)**
10.2	K-Tron International, Inc. 1996 Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to our annual report on Form 10-K for the year ended January 2, 1999 and incorporated herein by reference)**
10.3	Amendment 2001-1 to the Amended and Restated K-Tron International, Inc. 1996 Equity Compensation Plan (Filed as Exhibit 10.4 to our annual report on Form 10-K for the year ended December 29, 2001 and incorporated herein by reference)**
10.4	Amended and Restated Employment Agreement, dated as of November 11, 2008, by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference)**
10.5	Amended and Restated Employment Agreement, dated as of November 11, 2008, by and between K-Tron International, Inc. and Kevin C. Bowen (Filed as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference)**
10.6	Amended and Restated Employment Agreement, dated as of November 11, 2008, by and between K-Tron International, Inc. and Lukas Guenthardt (Filed as Exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference)**
10.7	Amended and Restated Employment Agreement, dated as of November 11, 2008, by and between K-Tron International, Inc. and Ronald R. Remick (Filed as Exhibit 10.4 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference)**
10.8	Form of Indemnification Agreement with our current directors and officers listed in Exhibit 10.9, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to our annual report on Form 10-K for the year ended January 1, 2000 and incorporated herein by reference)**
10.9	List of current directors and officers with an Indemnification Agreement in the form provided in Exhibit 10.8* **
10.10	Loan Agreement, dated as of September 29, 2006, among K-Tron International, Inc., K-Tron Investment Co., K-Tron Technologies, Inc., K-Tron America, Inc., Gundlach Equipment Corporation, Pennsylvania Crusher Corporation and Jeffrey Specialty Equipment Corporation, as Borrowers and the Financial Institutions referred to on the signature pages as Lenders and Citizens Bank of Pennsylvania, individually as a Lender and as Agent (Filed as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006 and incorporated herein by reference)
21.1	Subsidiaries*
23.1	Consent of Grant Thornton LLP*
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit