Form 10-Q
period 2009-04-04
K TRON INTERNATIONAL INC
filed 2009-05-12
CIK 20

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 2,813,788 shares of Common Stock outstanding as of May 1, 2009

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Per Share Data)

	(Unaudited)
	April 4,	January 3,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$42,628	$41,623
Restricted cash	485	530
Accounts receivable, net of allowance for doubtful accounts of $1,181and $1,214	32,647	36,625
Inventories, net	27,428	28,776
Deferred income taxes	2,371	2,371
Prepaid expenses and other current assets	4,088	4,498

Total current assets	109,647	114,423

Property, plant and equipment, net	25,395	26,701
Patents, net	1,353	1,381
Goodwill	29,279	29,059
Other intangibles, net	21,133	21,366
Other assets	6,244	6,438
Deferred income taxes	10	76

Total assets	$193,061	$199,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,602	$1,662
Accounts payable	9,193	13,156
Accrued expenses and other current liabilities	6,916	11,198
Accrued commissions	4,869	5,285
Customer advances	9,835	7,828
Income taxes payable	2,629	4,170
Deferred income taxes	3,430	3,430

Total current liabilities	38,474	46,729

Long-term debt, net of current portion	21,000	22,000
Deferred income taxes	3,771	3,771
Other non-current liabilities	729	892
Series B Junior Participating Preferred Shares, $.01 par value. Authorized 50,000 shares; issued none	—	—
Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 950,000 shares; issued none	—	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued 4,817,004 shares and 4,800,139 shares, respectively	48	48
Paid-in capital	29,158	28,455
Retained earnings	120,796	116,349
Accumulated other comprehensive income	7,368	9,483

	157,370	154,335
Treasury stock, 2,008,192 shares, at cost	(28,283)	(28,283)

Total shareholders’ equity	129,087	126,052

Total liabilities and shareholders’ equity	$193,061	$199,444

See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2009	2008
Revenues:
Equipment and parts	$47,850	$54,476
Services and freight	1,836	2,922

Total revenues	49,686	57,398

Cost of revenues:
Equipment and parts	27,933	30,788
Services and freight	1,595	2,361

Total cost of revenues	29,528	33,149

Gross profit	20,158	24,249

Operating expenses:
Selling, general and administrative	12,622	15,061
Research and development	563	653

Total operating expenses	13,185	15,714

Operating income	6,973	8,535

Interest expense, net	312	379

Income before income taxes	6,661	8,156

Income tax provision	2,214	2,505

Net income	4,447	5,651

Retained earnings:
Beginning of period	116,349	90,576

End of period	$120,796	$96,227

Earnings per share:
Basic	$1.59	$2.08

Diluted	$1.54	$1.96

Weighted average common shares outstanding (basic)	2,800,000	2,717,000

Weighted average common and common equivalent shares outstanding (diluted)	2,880,000	2,882,000

See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2009	2008

Operating activities:
Net income	$4,447	$5,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,570	1,557
Non-cash compensation	190	137
Deferred income taxes	66	(202)
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	3,094	(3,820)
Inventories, net	865	(448)
Prepaid expenses and other current assets	287	530
Other assets	(143)	(12)
Accounts payable	(3,578)	1,441
Accrued expenses and other current liabilities	(3,468)	(6,095)

Net cash provided by (used in) operating activities	3,330	(1,261)

Investing activities:
Business acquired, net of cash received	—	(400)
Capital expenditures	(372)	(811)
Restricted cash	45	394
Other	(14)	(12)

Net cash used in investing activities	(341)	(829)

Financing activities:
Proceeds from issuance of long-term debt	—	2,025
Principal payments on long-term debt	(1,060)	(5,488)
Proceeds from issuance of common stock	270	52
Tax benefit from stock option exercises	233	102

Net cash used in financing activities	(557)	(3,309)

Effect of exchange rate changes on cash and cash equivalents	(1,427)	2,905

Net increase (decrease) in cash and cash equivalents	1,005	(2,494)

Cash and cash equivalents:
Beginning of period	41,623	30,853

End of period	$42,628	$28,359

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$325	$543
Income taxes	$2,045	$2,074
See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 4, 2009
(Unaudited)
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. All references to the first quarter or first three months of 2009 or 2008 mean the 13-week period ended April 4, 2009 or March 29, 2008.
The unaudited financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended January 3, 2009 which was filed with the Securities and Exchange Commission on March 13, 2009.
Certain reclassifications were made to the prior year’s consolidated financial statements to conform them to the current year presentation.
2.	Acquisitions
On March 27, 2007, the Company purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China. The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and other payments under related employment and other arrangements with one of Wuxi Chenghao’s owners, could be as much as approximately $3,500,000.
On September 14, 2007, the Company purchased all of the outstanding stock of Rader Companies, Inc. (“Rader”). The preliminary purchase price was $15,945,000, all of which was paid in cash, including $2,300,000 held in escrow to satisfy any potential indemnification claims made by the Company. Following the closing, this purchase price was adjusted upward to $17,632,000 to reflect a $1,687,000 increase in Rader’s net working capital between January 1, 2007 and the September 14, 2007 closing date, which adjustment was paid to the sellers on February 5, 2008.

In the third quarter of 2008, the Company completed the valuation of the assets and liabilities of Rader as of the September 14, 2007 acquisition date. On September 12, 2008, the Company filed an indemnification claim against the sellers related to the valuation of Rader’s inventory on the closing date, which was settled on October 9, 2008. As part of the settlement, the sellers agreed to reduce the purchase price by approximately $257,000, with payments to the Company from the escrow fund of approximately $117,000 on September 26, 2008 and $140,000 on October 10, 2008. Due to these payments of $257,000 and the release of $743,000 from the escrow fund to the sellers pursuant to the terms of the escrow agreement, the escrow fund has been reduced to $1,300,000 plus accrued interest at the end of the first quarter. The purchase price allocation was updated at at the end of fiscal year 2008 to record this settlement as well as the final inventory valuation and related deferred taxes as of the date of the acquisition, resulting in a net increase in goodwill of $1,320,000 in fiscal year 2008.
The purchase price of $17,632,000, after being reduced by the $257,000 payment received as part of the inventory valuation settlement, has become an adjusted purchase price of $17,375,000, including the $1,300,000 held in escrow.
3.	New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) (revised 2007), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize, at full fair value, all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquiring entity to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company will prospectively apply SFAS No.141(R) to all business combinations occurring after January 3, 2009. The Company did not enter into any business combinations in the three months ended April 4, 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial reporting with respect to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of these instruments and activities on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has interest rate swaps that are derivative instruments to which SFAS No. 161 applies. The adoption of SFAS No. 161 by the Company effective January 4, 2009 did not have a material impact on the Company’s consolidated financial statements.
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends SFAS No. 142, “Goodwill and Other Intangible Assets”. This pronouncement requires that companies estimating the useful life of a recognized intangible asset consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. The Company will prospectively apply FSP FAS 142-3 to all intangible assets acquired after January 3, 2009.

4.	Inventories
Inventories consist of the following:

	April 4,	January 3,
	2009	2009
	(in thousands)

Components	$20,536	$22,434
Work-in-process	7,293	6,647
Finished goods	1,070	1,085
Inventory reserves	(1,471)	(1,390)

	$27,428	$28,776

5.	Intangible Assets
Intangible assets consist of the following:

	April 4, 2009		January 3, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

Amortized intangible assets:
Patents	$3,068	$1,715	$3,054	$1,673
Drawings	6,140	1,067	6,140	1,005
Customer relationships	11,299	1,849	11,299	1,678

	$20,507	$4,631	$20,493	$4,356

Unamortized intangible assets:
Trademarks and tradenames	$6,610		$6,610

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of issuance of a patent) over the expected periods of benefit, which range from 10 to 50 years. The weighted average life of the amortizable intangible assets is 26 years (15 years for patents, 25 years for drawings and 29 years for customer relationships). The amortization expense of intangible assets for the three-month periods ended April 4, 2009 and March 29, 2008 was $275,000 and $301,000.
Future annual amortization of intangible assets is as follows:

Amount
(in thousands)

Last three quarters fiscal 2009	$840
Fiscal year 2010	1,106
Fiscal year 2011	1,106
Fiscal year 2012	1,106
Fiscal year 2013	1,105
Fiscal year 2014	1,023
Thereafter	9,590

$15,876

Goodwill increased by $220,000 during the first three months of 2009, all related to the acquisition of certain assets of Wuxi Chenghao.
6.	Accrued Warranty
The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales, based upon historical experience, on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the three-month periods ended April 4, 2009 and March 29, 2008:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(in thousands)

Beginning balance	$2,231	$2,194
Accrual of warranty expense	484	707
Warranty costs incurred	(455)	(558)
Foreign exchange adjustment	(44)	119

Ending balance	$2,216	$2,462

7.	Long-Term Debt
Long-term debt consists of the following, with the annual interest rates shown being those in effect on April 4, 2009:

	April 4,	January 3,
	2009	2009
	(in thousands)

U.S. revolving line of credit	$21,000	$21,000
U.S. mortgage, interest at 6.45%	602	662
U.S. term note, interest at 5.00%	1,000	2,000

	22,602	23,662
Less current portion	(1,602)	(1,662)

	$21,000	$22,000

All amounts borrowed under the U.S. revolving line of credit are due on September 29, 2011. As of April 4, 2009, the total borrowing under the U.S. revolving line of credit was $21,000,000 with interest payable at the following rates on the following principal amounts for the periods ending on the dates indicated:

	Amount	Expiration of Interest Rate Period	Per Annum Rate

Eighteen-month interest rate swap	$2,000,000	05/31/2009	4.985%
Two-year interest rate swap	2,000,000	09/24/2009	5.605%
Three-year interest rate swap	5,000,000	10/13/2009	6.085%
Two-year interest rate swap	3,000,000	10/31/2009	5.385%
Two-year interest rate swap	2,000,000	11/30/2009	4.925%
Three-year interest rate swap	2,000,000	09/24/2010	5.665%
Four-year interest rate swap	5,000,000	10/13/2010	6.095%

	$21,000,000

8.	Earnings Per Share
Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share is calculated similarly, except that the denominator includes the weighted average number of common shares outstanding plus the dilutive effect of options. The Company’s basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended April 4, 2009
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$4,447	2,800	$1.59
Common share equivalent of options outstanding	—	80	(0.05)

Diluted	$4,447	2,880	$1.54

	For the Three Months Ended March 29, 2008
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$5,651	2,717	$2.08
Common share equivalent of options outstanding	—	165	(0.12)

Diluted	$5,651	2,882	$1.96

9.	Share-Based Compensation
The Company adopted SFAS No. 123(R), “Share-Based Payment”, effective January 1, 2006. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of share-based compensation awards, including stock grants and options.

There was no prospective cost of stock option compensation expensed in the first three months of 2009 or 2008. There were no stock options granted in the first three months of 2009 or in fiscal year 2008.
The following table provides a summary of the Company’s stock option activity for the three months ended April 4, 2009:

		Weighted
		average		Weighted average
		option	Aggregate	remaining option
	Shares	exercise	Intrinsic	term (in years)
	under	price per	Value	Options	Options
	option	share	($000)	outstanding	exercisable
Balance, January 3, 2009	117,000	$13.72		2.48	2.48
Exercised	(17,000)	15.90

Balance, April 4, 2009	100,000	$13.35	$5,519	2.47	2.47

The aggregate intrinsic value at April 4, 2009 represents (i) the difference between the Company’s closing stock price of $68.54 at April 4, 2009 and the weighted average option exercise price per share on that date of $13.35 multiplied by (ii) the number of shares underlying outstanding options on that date.
The Company issued 2,500 shares of restricted common stock in February 2008 and 9,000 shares of restricted common stock in July 2008, with each grant vesting on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair value of the shares at the dates of grant, which was $117.00 per share in February 2008 and $130.66 per share in July 2008.
10.	Comprehensive Income

For the three-month periods ended April 4, 2009 and March 29, 2008, the following table sets forth the Company’s comprehensive income:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(in thousands)

Net income	$4,447	$5,651
Unrealized gain (loss) on interest rate swaps, net of tax	98	(304)
Foreign currency translation (loss) gain	(2,213)	5,241

Comprehensive income	$2,332	$10,588

11.	Management Geographic Information
The Company is engaged in one business segment — material handling equipment and systems. The Company operates in two primary geographic locations — North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”). For the three-month periods ended April 4, 2009 and March 29, 2008, the following table sets forth the Company’s geographic information:

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)

THREE MONTHS ENDED
April 4, 2009
Revenues:
Sales to unaffiliated customers	$35,839	$13,847	$—	$49,686
Sales to affiliates	1,272	929	(2,201)	—

Total sales	$37,111	$14,776	$(2,201)	$49,686

Operating income	$5,585	$1,394	$(6)	$6,973

Interest expense, net				312

Income before income taxes				$6,661

		EMEA/	Elimi-	Consoli-
	Americas	Asia	nations	dated
	(in thousands)

THREE MONTHS ENDED
March 29, 2008
Revenues:
Sales to unaffiliated customers	$37,299	$20,099	$—	$57,398
Sales to affiliates	1,717	1,013	(2,730)	—

Total sales	$39,016	$21,112	$(2,730)	$57,398

Operating income	$5,152	$3,449	$(66)	$8,535

Interest expense, net				379

Income before income taxes				$8,156

For the three-month periods ended April 4, 2009 and March 29, 2008, the following table sets forth revenues from external customers:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(in thousands)

Americas:
U.S.	$27,983	$24,742
Canada	2,245	5,775
All others	5,611	6,782

Total	35,839	37,299

EMEA/Asia:
Germany	1,586	3,091
Great Britain	1,888	2,214
India	110	2,057
Italy	1,907	1,820
All others	8,356	10,917

Total	13,847	20,099

	$49,686	$57,398

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
We are engaged in one principal business segment-material handling equipment and systems. We operate in two primary geographic locations-North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”). Within the material handling equipment and systems segment, we have two main business lines (“business lines”), which are our process and size reduction business lines.
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
Our process business line designs, produces, markets, sells and services both feeding and pneumatic conveying equipment. Markets served include the plastics compounding, base resin production, food, chemical and pharmaceutical industries. The plastics compounding and base resin production markets represent the largest markets for our process business line, and they are sensitive to changes in U.S. and global economic conditions, especially as these changes relate to the use of plastics in building materials and automotive products. The food and pharmaceutical markets for our process business line tend to be less cyclical than the plastics compounding and base resin production markets.

Our size reduction business line designs, produces, markets and sells size reduction, conveying, screening and related equipment. The main industries served by our size reduction business line are the power generation, coal mining, pulp and paper, wood and forest products and biomass energy generation industries, and a majority of the revenues and profits are generated from replacement part sales instead of from the sale of new equipment. Historically, the markets for our size reduction business line related to power generation and coal mining have been less cyclical than have the pulp and paper and wood and forest products markets. Our size reduction business line’s exposure to economic swings is moderated by the fact that a majority of its sales is for replacement parts needed by customers to keep their machines operating.
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the first quarter or first three months of 2009 or 2008 mean the 13-week periods ended April 4, 2009 or March 29, 2008.
Critical Accounting Assumptions, Estimates and Policies; Recent Pronouncements
This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2008 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the fiscal year ended January 3, 2009 which was filed with the Securities and Exchange Commission on March 13, 2009 (our “2008 Form 10-K”). The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those based on such assumptions and estimates.
Our critical accounting policies, assumptions and estimates are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Assumptions and Estimates” in our 2008 Form 10-K. There have been no changes in these accounting policies.
Our significant accounting policies are described in Note 2 to our 2008 consolidated financial statements contained in our 2008 Form 10-K. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2008 consolidated financial statements and also in Note 3 to our consolidated financial statements contained in this quarterly report on Form 10-Q. We did not adopt any accounting policy in the first three months of 2009 that had a material impact on our consolidated financial statements.

Results of Operations
Overview
For the first three months of 2009, we reported revenues of $49,686,000 and net income of $4,447,000, compared to revenues of $57,398,000 and net income of $5,651,000 for the same period in 2008. The decreases in our revenues and net income in the first quarter of 2009 compared to the same period in 2008 were primarily due to lower sales to customers of our process business line, especially in EMEA/Asia, and the negative effect of a stronger U.S. dollar in the first three months of 2009 versus the same period in 2008 on the translation of the revenues and profits of our foreign operations into U.S. dollars, which more than offset somewhat higher sales to customers of our size reduction business line. Net income was also adversely affected by a higher tax rate. The overall effective tax rate for the first three months of 2009 was 33.2%, up from 30.7% in the same period of 2008, with the increase being primarily due to a higher proportion of our earnings coming from the Unites States where these earnings are taxed at an overall higher rate than are our earnings in EMEA/Asia.
Foreign Exchange Rates
We are an international company, and we derived approximately 28% and 35% of our revenues for the first three months of 2009 and 2008 from products manufactured in, and sales made and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc. We are also exposed to foreign currency transactional gains and losses caused by the marking to market of certain balance sheet items of our foreign subsidiaries which are measured in other currencies, particularly of non-Swiss franc values, including the euro and the British pound sterling, on the balance sheet of our Swiss subsidiary.
Since we receive substantial revenues from activities in foreign jurisdictions, our results can be significantly affected by changes in foreign exchange rates, particularly in U.S. dollar exchange rates with respect to the Swiss franc, euro, British pound sterling, Canadian dollar and Swedish krona and, to a lesser degree, other currencies. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales increases. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, our revenues in U.S. dollars generally benefit from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide, especially those identified above. In particular, a general weakening of the U.S. dollar against other currencies would positively affect our revenues, gross profit and operating income as expressed in U.S. dollars (provided that the gross profit and operating income numbers from foreign operations are not losses, since in the case of a loss, the effect would be to increase the loss), whereas a general strengthening of the U.S. dollar against such currencies would have the opposite effect. In addition, our revenues and income with respect to sales transactions may be affected by changes in foreign exchange rates when a sale is made in a currency other than the functional currency of the facility manufacturing the product subject to the sale.

For the first three months of 2009 and 2008, the changes in certain key foreign exchange rates affecting us were as follows:

	Three Months Ended
	April 4,		March 29,
	2009		2008

Average U.S. dollar equivalent of one Swiss franc	0.870		0.940
% change vs. prior year		-7.4%

Average U.S. dollar equivalent of one euro	1.306		1.500
% change vs. prior year		-12.9%

Average U.S. dollar equivalent of one British pound sterling	1.448		1.978
% change vs. prior year		-26.8%

Average U.S. dollar equivalent of one Canadian dollar	0.806		0.995
% change vs. prior year		-19.0%

Average U.S. dollar equivalent of one Swedish krona	0.119		0.160
% change vs. prior year		-25.6%

Average Swiss franc equivalent of one euro	1.501		1.596
% change vs. prior year		-6.0%

Average Swiss franc equivalent of one British pound sterling	1.664		2.104
% change vs. prior year		-20.9%

Presentation of Results and Analysis
The following table sets forth our results of operations, expressed as a percentage of total revenues, for the periods indicated:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Total revenues	100.0%	100.0%

Cost of revenues	59.4	57.8

Gross profit	40.6	42.2

Selling, general and administrative	25.4	26.2

Research and development	1.1	1.1

Operating income	14.1	14.9

Interest expense, net	0.6	0.7

Income before income taxes	13.5	14.2

Income tax provision	4.5	4.4

Net income	9.0%	9.8%

Total revenues decreased by $7,712,000 or 13.4% in the first quarter of 2009 compared to the same period in 2008. The decrease in our revenues in the first quarter of 2009 compared to the same period in 2008 was primarily due to lower sales to customers of our process business line, especially in EMEA/Asia, and the negative effect of a stronger U.S. dollar in the first three months of 2009 compared with the same period in 2008 on the translation of the revenues of our foreign operations into U.S. dollars, which more than offset somewhat higher sales to customers of our size reduction business line.
Gross profit as a percentage of total revenues decreased to 40.6% in the first quarter of 2009 from 42.2% for the same period in 2008. We believe that this decrease primarily reflected a change in the sales mix of the products and services sold by our two business lines during these periods. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the products sold or services provided. For example, sales of replacement parts in our size reduction business line generally carry a higher gross margin than do sales of equipment within that line.
Selling, general and administrative (“SG&A”) expense decreased by $2,439,000 or 16.2% in the first quarter of 2009 compared to the same period in 2008. This decrease was primarily due to the favorable effect of a stronger U.S. dollar on the translation of foreign costs into U.S. dollars, favorable effects of foreign exchange on transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary and decreased commissions related to decreased revenues. As a percentage of revenues, SG&A decreased to 25.4% in the first three months of 2009 compared to 26.2% in the first three months of 2008.

Research and development (“R&D”) expense decreased by $90,000 or 13.8% in the first quarter of 2009 compared to the same period in 2008, primarily due to the favorable effect of a stronger U.S. dollar in the first quarter of 2009 on the translation into U.S. dollars of our R&D expenses incurred in Switzerland.
Interest expense, net of interest income, decreased by $67,000 or 17.7% in the first quarter of 2009 compared to the same period in 2008. This decrease was primarily due to the effect of lower debt levels.
Income before income taxes decreased to $6,661,000 in the first quarter of 2009 compared to $8,156,000 for the same period in 2008. This decrease of $1,495,000 in the first quarter of 2009 was primarily the net result of the items discussed above.
The income tax provisions for the first quarters of 2009 and 2008 were $2,214,000 and $2,505,000, and the overall effective income tax rates were 33.2% and 30.7%. The higher effective income tax rate in 2009 versus 2008 was primarily due to a higher proportion of our earnings coming from the United States where the earnings are taxed at an overall higher rate than are our earnings in EMEA/Asia.
The following table sets forth our order backlog at the dates indicated:

	April 4, 2009	January 3, 2009	March 29, 2008

Order backlog (at April 4, 2009 foreign exchange rates, in thousands of dollars)	$59,429	$66,903	$70,941

Our order backlog at constant foreign exchange rates decreased by $7,474,000 or 11.2% at the end of the first quarter of 2009 compared to the end of fiscal year 2008. Our order backlog at constant foreign exchange rates decreased by $11,512,000 or 16.2% at the end of the first quarter of 2009 compared to the end of the first quarter of 2008.
Liquidity and Capital Resources
Capitalization
Our capitalization at the end of the first quarter of 2009 and at the end of fiscal year 2008 is summarized below:

	April 4,	January 3,
(Dollars in Thousands)	2009	2009

Short-term debt, including current
portion of long-term debt	$1,602	$1,662
Long-term debt	21,000	22,000

Total debt	22,602	23,662
Shareholders’ equity	129,087	126,052

Total debt and shareholders’ equity (total capitalization)	$151,689	$149,714

Percent total debt to total capitalization	15%	16%
Percent long-term debt to equity	16%	17%
Percent total debt to equity	18%	19%

The weighted average annual interest rate on total debt at April 4, 2009 was 5.68%.
Total debt decreased by $1,060,000 in the first three months of 2009. At April 4, 2009, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $26,508,000 of unused borrowing capacity under our U.S. revolving credit facility and $7,066,000 of unused borrowing capacity under our foreign loan agreements.
Other Items
At April 4, 2009, our working capital was $71,173,000 compared to $67,694,000 at January 3, 2009, and the ratio of our current assets to our current liabilities at those dates was 2.85 and 2.45. In the first three months of 2009, we utilized internally generated funds to meet our working capital needs. In the first three months of 2008, we utilized internally generated funds and our U.S. revolving credit facility to meet our working capital needs.
Net cash provided by operating activities was $3,330,000 in the first three months of 2009 compared to net cash used in operating activities of $1,261,000 for the same period in 2008. This increase in net cash provided by operating activities in 2009 was primarily from reductions in accounts receivable and inventory and a smaller decrease in accrued expenses and other current liabilities, partially offset by a decrease in accounts payable and lower net income.
Net cash of $341,000 used in investing activities in the first three months of 2009 was primarily for capital additions, while net cash of $829,000 used in investing activities in the first three months of 2008 was primarily for capital additions and an installment payment related to the purchase of certain assets of Wuxi Chenghao Machinery Co., Ltd.
Net cash used in financing activities in the first three months of 2009 was primarily for principal payments on debt, partially offset by the proceeds from stock option exercises and the tax benefit associated therewith. Net cash used in financing activities in the first three months of 2008 was primarily for net principal payments on debt, partially offset by the proceeds from stock option exercises and the tax benefit associated therewith.
Shareholders’ equity increased $3,035,000 in the first three months of 2009, of which $4,447,000 was from net income, $470,000 was from the issuance of common stock, $233,000 was from the tax benefit associated with stock option exercises and $98,000 was from an unrealized gain, net of taxes, attributable to seven interest rate swaps, partially offset by $2,213,000 from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars during the three-month period ended April 4, 2009.
Future Payments Under Contractual Obligations
We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in our 2008 Form 10-K. Refer to Notes 8 and 15 to the consolidated financial statements in our 2008 Form 10-K for additional information on long-term debt and commitments and contingencies.

Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors.” in our 2008 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2008 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
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
Foreign Exchange Rate Risk
The primary currencies for which we have exchange rate exposure are (i) the U.S. dollar versus each of the Swiss franc, the euro, the British pound sterling, the Canadian dollar and the Swedish krona and (ii) the Swiss franc versus the euro and the British pound sterling. We do not, as a routine matter, use hedging vehicles to manage foreign exchange exposures. Foreign cash balances held by our Swiss subsidiary in currencies other than the Swiss franc are limited in amount in order to manage the transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of that subsidiary.

As of April 4, 2009 a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in our earnings before income taxes for the first three months of 2009 of approximately $624,000, or 9.4%. This hypothetical reduction on transactional exposures is based on the differences between the April 4, 2009 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within the accumulated other comprehensive income component of shareholders’ equity on our balance sheet. Using the above example, a hypothetical change in translation adjustments would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $5,385,000, or 4.2% of our April 4, 2009 shareholders’ equity of $129,087,000.
Interest Rate Risk
We have loans that require us to pay interest at rates that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of interest rate swaps. As of April 4, 2009, we had total debt of $22,602,000, $1,602,000 of which was subject to fixed interest rates which ranged from 5.00% to 6.45% and $21,000,000 of which was variable rate debt subject to seven interest rate swaps with fixed interest rates which ranged from 4.925% to 6.095%, subject in the case of our variable rate debt and interest rate swaps to increases in the event our Debt Ratio exceeds certain specified levels at the end of any relevant measurement period, as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” in our 2008 Form 10-K.
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

K-TRON INTERNATIONAL, INC.
Date: May 12, 2009	By:	RONALD R. REMICK
Ronald R. Remick
Senior Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and principal financial officer of the Registrant)

Date: May 12, 2009	By:	ANDREW T. BOYD
Andrew T. Boyd
Director of Corporate Accounting and Tax (Duly authorized officer and principal accounting officer of the Registrant)