Form 10-Q
period 2009-07-04
K TRON INTERNATIONAL INC
filed 2009-08-10
CIK 20

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
Yes ☐       No ☑
The Registrant had 2,832,137 shares of Common Stock outstanding as of August 7, 2009.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Per Share Data)

	(Unaudited)
	July 4,	January 3,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$49,159	$41,623
Restricted cash	485	530
Accounts receivable, net of allowance for doubtful accounts of $1,321 and $1,214	30,532	36,625
Inventories, net	25,580	28,776
Deferred income taxes	2,371	2,371
Prepaid expenses and other current assets	4,959	4,498

Total current assets	113,086	114,423

Property, plant and equipment, net	24,940	26,701
Patents, net	1,336	1,381
Goodwill	29,279	29,059
Other intangibles, net	20,900	21,366
Other assets	6,724	6,438
Deferred income taxes	347	76

Total assets	$196,612	$199,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,000	$1,662
Accounts payable	9,443	13,156
Accrued expenses and other current liabilities	7,216	11,198
Accrued commissions	4,572	5,285
Customer advances	7,795	7,828
Income taxes payable	2,173	4,170
Deferred income taxes	3,430	3,430

Total current liabilities	35,629	46,729

Long-term debt, net of current portion	19,000	22,000
Deferred income taxes	4,177	3,771
Other non-current liabilities	555	892
Series B Junior Participating Preferred Shares, $.01 par value. Authorized 50,000 shares; issued none	—	—
Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 950,000 shares; issued none	—	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued 4,836,980 shares and 4,800,139 shares	48	48
Paid-in capital	30,491	28,455
Retained earnings	126,054	116,349
Accumulated other comprehensive income	9,716	9,483

	166,309	154,335
Treasury stock, 2,017,338 shares and 2,008,192 shares, at cost	(29,058)	(28,283)

Total shareholders’ equity	137,251	126,052

Total liabilities and shareholders’ equity	$196,612	$199,444

See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Revenues:
Equipment and parts	$47,347	$56,947	$95,197	$111,423
Services and freight	2,690	3,263	4,526	6,185

Total revenues	50,037	60,210	99,723	117,608

Cost of revenues:
Equipment and parts	26,772	32,302	54,705	63,090
Services and freight	2,260	2,406	3,855	4,767

Total cost of revenues	29,032	34,708	58,560	67,857

Gross profit	21,005	25,502	41,163	49,751

Operating expenses:
Selling, general and administrative	12,182	14,615	24,804	29,676
Research and development	387	631	950	1,284

Total operating expenses	12,569	15,246	25,754	30,960

Operating income	8,436	10,256	15,409	18,791

Interest expense, net	282	246	594	625

Income before income taxes	8,154	10,010	14,815	18,166

Income tax provision	2,896	2,852	5,110	5,357

Net income	5,258	7,158	9,705	12,809

Retained earnings:
Beginning of period	120,796	96,227	116,349	90,576

End of period	$126,054	$103,385	$126,054	$103,385

Earnings per share:
Basic	$1.87	$2.62	$3.46	$4.70

Diluted	$1.82	$2.49	$3.37	$4.47

Weighted average common shares outstanding (basic)	2,816,000	2,733,000	2,808,000	2,725,000

Weighted average common and common equivalent shares outstanding (diluted)	2,891,000	2,877,000	2,879,000	2,868,000

See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	July 4,	June 28,
	2009	2008

Operating activities:
Net income	$9,705	$12,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,073	3,091
Non-cash compensation	374	248
Deferred income taxes	135	(44)
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	6,068	(5,034)
Inventories, net	3,187	(1,713)
Prepaid expenses and other current assets	(291)	939
Other assets	(20)	(12)
Accounts payable	(3,709)	2,690
Accrued expenses and other current liabilities	(6,732)	746

Net cash provided by operating activities	11,790	13,720

Investing activities:
Businesses acquired, net of cash received	—	(500)
Capital expenditures	(805)	(1,811)
Restricted cash	45	602
Other	(41)	(18)

Net cash used in investing activities	(801)	(1,727)

Financing activities:
Proceeds from issuance of long-term debt	—	8,250
Principal payments on long-term debt	(3,662)	(18,441)
Purchase of common stock	(775)	(769)
Tax benefit from stock option exercises	528	1,022
Proceeds from issuance of common stock	490	118

Net cash used in financing activities	(3,419)	(9,820)

Effect of exchange rate changes on cash and cash equivalents	(34)	3,118

Net increase in cash and cash equivalents	7,536	5,291

Cash and cash equivalents:
Beginning of period	41,623	30,853

End of period	$49,159	$36,144

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$718	$1,017
Income taxes	$5,253	$3,536
See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 4, 2009
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. Material subsequent events are evaluated and disclosed through the report issuance date, August 10, 2009. All references to the second quarter or first six months of 2009 or 2008 mean the 13-week or 26-week period ended July 4, 2009 or June 28, 2008.

The unaudited financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended January 3, 2009 which was filed with the Securities and Exchange Commission on March 13, 2009.

Certain reclassifications were made to the prior year’s consolidated financial statements to conform them to the current year presentation.

2.	Acquisitions

On March 27, 2007, the Company purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in the People’s Republic of China. The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and other possible contingent payments under certain arrangements with one of Wuxi Chenghao’s owners, could be as much as approximately $3,500,000.

On September 14, 2007, the Company purchased all of the outstanding stock of Rader Companies, Inc. (“Rader”). The preliminary purchase price was $15,945,000, all of which was paid in cash, including $2,300,000 deposited in escrow to satisfy any potential indemnification claims made by the Company. Following the closing, this purchase price was adjusted upward to $17,632,000 to reflect a $1,687,000 increase in Rader’s net working capital between January 1, 2007 and the September 14, 2007 closing date, which adjustment was paid to the sellers on February 5, 2008.

In the third quarter of 2008, the Company completed the valuation of the assets and liabilities of Rader as of the September 14, 2007 acquisition date. On September 12, 2008, the Company filed an indemnification claim against the sellers related to the valuation of Rader’s inventory on the closing date, which was settled on October 9, 2008. As part of the settlement, the sellers agreed to reduce the purchase price by approximately $257,000, with payments to the Company from the escrow fund of approximately $117,000 on September 26, 2008 and $140,000 on October 10, 2008. Due to these payments of $257,000 and the release of $743,000 from the escrow fund to the sellers pursuant to the terms of the escrow agreement, the escrow fund was reduced to $1,300,000 plus accrued interest at the end of fiscal year 2008. The purchase price allocation was updated at the end of fiscal year 2008 to record this settlement as well as the final inventory valuation and related deferred taxes as of the date of the acquisition, resulting in a net increase in goodwill of $1,320,000 in fiscal year 2008.

The purchase price of $17,632,000, after being reduced by the $257,000 payment received as part of the inventory valuation settlement, has become an adjusted purchase price of $17,375,000, including the $1,300,000 held in escrow. Of this $1,300,000, an additional $1,000,000 was released to the sellers in July 2009, leaving an escrow balance of $300,000.

3.	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) (revised 2007), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize, at full fair value, all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquiring entity to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) also changes the accounting for contingent consideration, in process research and development, and restructuring costs. In addition, after SFAS No. 141(R) is adopted, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company will prospectively apply SFAS No.141(R) to all business combinations occurring after January 3, 2009. The Company did not enter into any business combinations in the first six months of 2009.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. The objective of SFAS No. 165 is to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The Company implemented SFAS No. 165 during the quarter ended July 4, 2009 and evaluated for subsequent events through August 10, 2009, the filing date of this quarterly report on Form 10-Q. There were no subsequent events required to be recognized or disclosed in the financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. SFAS No. 168 replaces SFAS No. 162, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The Codification, which modifies structure hierarchy and referencing of financial standards, is effective for interim and annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP, and will not have a material impact on the Company’s consolidated financial statements.

4.	Inventories

Inventories consist of the following:

	July 4,	January 3,
	2009	2009
	(in thousands)

Components	$19,526	$22,434
Work-in-process	6,880	6,647
Finished goods	873	1,085
Inventory reserves	(1,699)	(1,390)

	$25,580	$28,776

5.	Intangible Assets

Intangible assets consist of the following:

	July 4, 2009		January 3, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

Amortized intangible assets:
Patents	$3,094	$1,758	$3,054	$1,673
Drawings	6,140	1,128	6,140	1,005
Customer relationships	11,299	2,021	11,299	1,678

	$20,533	$4,907	$20,493	$4,356

Unamortized intangible assets:
Trademarks and tradenames	$6,610		$6,610

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of issuance of a patent) over the expected periods of benefit, which range from 10 to 50 years. The weighted average life of the amortizable intangible assets is 26 years (15 years for patents, 25 years for drawings and 29 years for customer relationships). The amortization expense of intangible assets for the six-month periods ended July 4, 2009 and June 28, 2008 was $551,000 and $579,000.

Future annual amortization of intangible assets is as follows:

Amount
(in thousands)

Last two quarters fiscal year 2009	$564
Fiscal year 2010	1,106
Fiscal year 2011	1,106
Fiscal year 2012	1,106
Fiscal year 2013	1,105
Fiscal year 2014	1,023
Thereafter	9,616

$15,626

Goodwill increased by $220,000 during the first six months of 2009, solely as a result of the acquisition of certain assets of Wuxi Chenghao.

6.	Accrued Warranty

The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales, based upon historical experience, on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the six-month periods ended July 4, 2009 and June 28, 2008:

	Six Months Ended
	July 4,	June 28,
	2009	2008
	(in thousands)

Beginning balance	$2,231	$2,194
Accrual of warranty expense	755	1,339
Warranty costs incurred	(751)	(1,136)
Foreign exchange adjustment	(1)	104

Ending balance	$2,234	$2,501

7.	Long-Term Debt

Long-term debt consists of the following, with the annual interest rates shown:

	July 4,	January 3,
	2009	2009
	(in thousands)

U.S. revolving line of credit	$19,000	$21,000
U.S. mortgage, interest at 6.45%	—	662
U.S. term note, interest at 5.00%	1,000	2,000

	20,000	23,662
Less current portion	(1,000)	(1,662)

	$19,000	$22,000

All amounts borrowed under the U.S. revolving line of credit are due on September 29, 2011. As of July 4, 2009, interest on the $19,000,000 borrowed under the U.S. revolving line of credit was payable at the following rates on the following principal amounts for the periods ending on the dates indicated:

	Principal	Expiration of
	Amount	Interest Rate Period	Per Annum Rate

Two-year interest rate swap	2,000,000	09/24/2009	5.605%
Three-year interest rate swap	5,000,000	10/13/2009	6.085%
Two-year interest rate swap	3,000,000	10/31/2009	5.385%
Two-year interest rate swap	2,000,000	11/30/2009	4.925%
Three-year interest rate swap	2,000,000	09/24/2010	5.665%
Four-year interest rate swap	5,000,000	10/13/2010	6.095%

	$19,000,000

Upon expiration of each interest rate swap agreement, the applicable unpaid principal will bear interest at a variable rate based upon either the lender’s prime rate or on 1, 2, 3 or 6 month LIBOR, at the option of the Company.

8.	Earnings Per Share

Basic earnings per share represents net income divided by the weighted average number of common shares outstanding. Diluted earnings per share is calculated similarly, except that the denominator includes the weighted average number of common shares outstanding plus the dilutive effect of stock options and restricted stock units.

The Company’s basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended July 4, 2009
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$5,258	2,816	$1.87
Common share equivalent of outstanding options and restricted stock units	—	75	(0.05)

Diluted	$5,258	2,891	$1.82

	For the Three Months Ended June 28, 2008
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$7,158	2,733	$2.62
Common share equivalent of outstanding options	—	144	(0.13)

Diluted	$7,158	2,877	$2.49

	For the Six Months Ended July 4, 2009
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$9,705	2,808	$3.46
Common share equivalent of outstanding options and restricted stock units	—	71	(0.09)

Diluted	$9,705	2,879	$3.37

	For the Six Months Ended June 28, 2008
	Net Income Available
(Dollars and Shares in Thousands	To Common		Earnings
except Per Share Data)	Shareholders	Shares	Per Share
Basic	$12,809	2,725	$4.70
Common share equivalent of outstanding options	—	143	(0.23)

Diluted	$12,809	2,868	$4.47

9.	Share-Based Compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment”, effective January 1, 2006. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of share-based compensation awards.

There was no prospective cost of stock option compensation expensed in the first six months of 2009 or 2008. There were no stock options granted in the first six months of 2009 or in fiscal year 2008.

The following table provides a summary of the Company’s stock option activity for the six months ended July 4, 2009:

				Weighted average
				remaining option
	Shares	Weighted average		term (in years)
	under	option exercise	Aggregate intrinsic	Options	Options
	option	price per share	value ($000)	outstanding	exercisable
Balance, January 3, 2009	117,000	$13.72		2.48	2.48
Exercised	(17,000)	15.90

Balance, April 4, 2009	100,000	13.35	$5,519	2.47	2.47
Exercised	(17,000)	12.93

Balance, July 4, 2009	83,000	$13.44	$5,504	2.31	2.31

The aggregate intrinsic value at July 4, 2009 represents (i) the difference between the Company’s closing stock price of $79.75 at July 4, 2009 and the weighted average option exercise price per share on that date of $13.44 multiplied by (ii) the number of shares underlying outstanding options on that date.

The Company issued 2,500 shares of restricted common stock in February 2008 and 9,000 shares of restricted common stock in July 2008, with each grant vesting on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four years based on the fair values of the shares at their respective grant dates, which were $117.00 per share in February 2008 and $130.66 per share in July 2008.

The Company issued 11,550 shares of restricted common stock units in May 2009 which vest on the four-year anniversary of the date of grant. Compensation expense related to the restricted stock units is recognized ratably over the four years based on the fair value of the underlying shares at the date of grant, which was $70.81 per share.
10.	Comprehensive Income

For the three and six-month periods ended July 4, 2009 and June 28, 2008, the following table sets forth the Company’s comprehensive income:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(in thousands)
Net income	$5,258	$7,158	$9,705	$12,809
Unrealized gain (loss) on interest rate swaps, net of tax	104	237	202	(67)
Foreign currency translation gain (loss)	2,224	(1,026)	31	4,215

Comprehensive income	$7,586	$6,369	$9,938	$16,957

11.	Management Geographic Information

The Company is engaged in one business segment — material handling equipment and systems. The Company operates in two primary geographic locations — North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”). For the three and six-month periods ended July 4, 2009 and June 28, 2008, the following table sets forth the Company’s geographic information:

		EMEA/
	Americas	Asia	Eliminations	Consolidated
	(in thousands)

THREE MONTHS ENDED
July 4, 2009
Revenues
Sales to unaffiliated customers	$38,939	$11,098	$—	$50,037
Sales to affiliates	2,424	1,097	(3,521)	—

Total sales	$41,363	$12,195	$(3,521)	$50,037

Operating income	$7,814	$556	$66	$8,436

Interest expense, net				282

Income before income taxes				$8,154

		EMEA/
	Americas	Asia	Eliminations	Consolidated
	(in thousands)

THREE MONTHS ENDED
June 28, 2008
Revenues
Sales to unaffiliated customers	$40,572	$19,638	$—	$60,210
Sales to affiliates	2,910	1,627	(4,537)	—

Total sales	$43,482	$21,265	$(4,537)	$60,210

Operating income	$6,390	$3,839	$27	$10,256

Interest expense, net				246

Income before income taxes				$10,010

		EMEA/
	Americas	Asia	Eliminations	Consolidated
	(in thousands)

SIX MONTHS ENDED
July 4, 2009
Revenues
Sales to unaffiliated customers	$74,778	$24,945	$—	$99,723
Sales to affiliates	3,696	2,026	(5,722)	—

Total sales	$78,474	$26,971	$(5,722)	$99,723

Operating income	$13,399	$1,950	$60	$15,409

Interest expense, net				594

Income before income taxes				$14,815

		EMEA/
	Americas	Asia	Eliminations	Consolidated
	(in thousands)

SIX MONTHS ENDED
June 28, 2008
Revenues
Sales to unaffiliated customers	$77,871	$39,737	$—	$117,608
Sales to affiliates	4,627	2,640	(7,267)	—

Total sales	$82,498	$42,377	$(7,267)	$117,608

Operating income	$11,542	$7,288	$(39)	$18,791

Interest expense, net				625

Income before income taxes				$18,166

For the three and six-month periods ended July 4, 2009 and June 28, 2008, the following table sets forth revenues from external customers:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(in thousands)

Americas
U.S.	$30,920	$30,252	$58,903	$54,994
Canada	3,025	4,750	5,270	10,525
All others	4,994	5,570	10,605	12,352

Total	38,939	40,572	74,778	77,871

EMEA/Asia
Germany	1,891	3,915	3,477	7,006
Italy	613	473	2,520	2,293
Netherlands	361	569	664	1,725
United Kingdom	2,112	2,143	4,001	4,357
All others	6,121	12,538	14,283	24,356

Total	11,098	19,638	24,945	39,737

	$50,037	$60,210	$99,723	$117,608

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     Our process business line designs, produces, markets, sells and services both feeding and pneumatic conveying equipment. Markets served include the plastics compounding, base resin production, food, chemical and pharmaceutical industries. The plastics compounding and base resin production markets represent the largest markets for our process business line, and are sensitive to changes in U.S. and global economic conditions, especially as these changes relate to the use of plastics in building materials and automotive products. The food and pharmaceutical markets for our process business line tend to be less cyclical than the plastics compounding and base resin production markets.
     Our size reduction business line designs, produces, markets and sells size reduction, conveying, screening and related equipment. The main industries served by our size reduction business line are the power generation, coal mining, pulp and paper, wood and forest products and biomass energy generation industries, and a majority of the revenues and profits are generated by replacement part sales instead of by the sale of new equipment. Historically, the markets for our size reduction business line related to power generation and coal mining have been less cyclical than have the pulp and paper and wood and forest products markets. Our size reduction business line’s exposure to economic swings is generally moderated by the fact that a majority of its sales is for replacement parts needed by customers to keep their machines operating.
     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the second quarter or first six months of 2009 or 2008 mean the 13-week or 26-week period ended July 4, 2009 or June 28, 2008.
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
     Our significant accounting policies are described in Note 2 to our 2008 consolidated financial statements contained in our 2008 Form 10-K. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2008 consolidated financial statements and also in Note 3 to our consolidated financial statements contained in this quarterly report on Form 10-Q. We did not adopt any accounting policy in the first six months of 2009 that had a material impact on our consolidated financial statements.
Results of Operations
Overview
     For the second quarter and first six months of 2009, we reported revenues of $50,037,000 and $99,723,000 and net income of $5,258,000 and $9,705,000, compared to revenues of $60,210,000 and $117,608,000 and net income of $7,158,000 and $12,809,000 for the same periods in 2008. The decreases in our revenues and net income in the second quarter of 2009 and in the first six months of 2009 compared to the same periods in 2008 were primarily due to lower sales to customers of our process business line, especially in EMEA/Asia, and the negative effect of a stronger U.S. dollar versus the same periods in 2008 on the translation of the revenues and profits of our foreign operations into U.S. dollars, which more than offset somewhat higher sales to customers of our size reduction business line in both periods. Net income in both periods of 2009 was also adversely affected by a higher tax rate. Our effective tax rates for the second quarter and first six months of 2009 were 35.5% and 34.5%, up from 28.5% and 29.5% in the same periods of 2008. These increases were primarily due to a higher proportion of our earnings coming from the United States where these earnings are taxed at an overall higher rate than are our earnings in EMEA/Asia. In addition, our income tax expense in the second quarter and first six months of 2008 was reduced by two items totaling approximately $223,000, of which $173,000 was from the reversal of a previously recorded foreign tax contingency and $50,000 was from a tax refund due from the U.S. Treasury related to the completion of an Internal Revenue Service audit of the Company’s U.S. corporation tax filings for 2004, 2005 and 2006.
Foreign Exchange Rates
     We are an international company, and we derived approximately 25% and 34% of our revenues for the first six months of 2009 and 2008 from products manufactured in, and sales made and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc. We are also exposed to foreign currency transactional gains and losses caused by the marking to market of certain balance sheet items of our foreign subsidiaries that are measured in other currencies, particularly of non-Swiss franc values, including the euro and the British pound sterling, on the balance sheet of our Swiss subsidiary.
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

     For the second quarter and first six months of 2009 and 2008, the changes in certain key foreign exchange rates affecting us were as follows:

	Three Months Ended			Six Months Ended
	July 4,		June 28,	July 4,		June 28,
	2009		2008	2009		2008

Average U.S. dollar equivalent of one Swiss franc	0.903		0.971	0.887		0.956
% change vs. prior year		-7.0%			-7.2%

Average U.S. dollar equivalent of one euro	1.368		1.564	1.337		1.532
% change vs. prior year		-12.5%			-12.7%

Average U.S. dollar equivalent of one British pound sterling	1.563		1.975	1.504		1.976
% change vs. prior year		-20.9%			-23.9%

Average U.S. dollar equivalent of one Canadian dollar	0.863		0.990	0.834		0.992
% change vs. prior year		-12.8%			-15.9%

Average U.S. dollar equivalent of one Swedish krona	0.127		0.167	0.123		0.163
% change vs. prior year		-24.0%			-24.5%

Average Swiss franc equivalent of one euro	1.515		1.611	1.507		1.603
% change vs. prior year		-6.0%			-6.0%

Average Swiss franc equivalent of one British pound sterling	1.731		2.035	1.696		2.067
% change vs. prior year		-14.9%			-18.0%

Presentation of Results and Analysis
     The following table sets forth our results of operations, expressed as a percentage of total revenues, for the periods indicated:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.0	57.6	58.7	57.7

Gross profit	42.0	42.4	41.3	42.3
Selling, general and administrative	24.2	24.3	24.9	25.2
Research and development	0.9	1.1	1.0	1.1

Operating income	16.9	17.0	15.4	16.0
Interest expense, net	0.6	0.4	0.6	0.5

Income before income taxes	16.3	16.6	14.8	15.5
Income tax provision	5.8	4.7	5.1	4.6

Net income	10.5%	11.9%	9.7%	10.9%

     Total revenues decreased by $10,173,000 or 16.9% in the second quarter of 2009 and by $17,885,000 or 15.2% in the first six months of 2009 compared to the same periods in 2008. These decreases in our revenues in the second quarter and first six months of 2009 compared with the same periods in 2008 were primarily due to lower sales to customers of our process business line, especially in EMEA/Asia, and the negative effect of a stronger U.S. dollar versus the same periods in 2008 on the translation of the revenues of our foreign operations into U.S. dollars, which more than offset somewhat higher sales to customers of our size reduction business line in both periods of 2009.
     Gross profit as a percentage of total revenues decreased to 42.0% in the second quarter of 2009 from 42.4% for the same period in 2008 and decreased to 41.3% in the first six months of 2009 from 42.3% for the same period last year. We believe that these decreases primarily reflected a change in the sales mix of the products and services sold by our two business lines during these periods. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the products sold or services provided. For example, sales of replacement parts in our size reduction business line generally carry a higher gross margin than sales of equipment within that line.
     Selling, general and administrative (“SG&A”) expense decreased by $2,433,000 or 16.7% in the second quarter of 2009 and by $4,872,000 or 16.4% in the first six months of 2009 compared to the same periods in 2008. These decreases were primarily due to the favorable effects of foreign exchange on transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary, decreased commissions related to decreased revenues and the favorable effect of a stronger U.S. dollar on the translation of foreign costs into U.S. dollars. As a percentage of revenues, SG&A for the second quarter of 2009 remained almost consistent compared to second quarter of 2008 and decreased to 24.9% in the first six months of 2009 compared to 25.2% in the first six months of 2008.

Research and development expense decreased by $244,000 or 38.7% in the second quarter of 2009 and $334,000 or 26.0% in the first six months of 2009 compared to the same periods in 2008 primarily due to reduced spending.
Interest expense, net of interest income, increased by $36,000 or 14.6% in the second quarter of 2009 and decreased by $31,000 or 5% in the first six months of 2009 compared to the same periods in 2008. The increase for the second quarter of 2009 was primarily due to the effect of lower interest income earned on cash deposits partially offset by lower interest expense on lower debt levels. The decrease in the first six months of 2009 was primarily due to lower interest expense on lower debt levels partially offset by lower interest income earned on cash deposits.
Income before income taxes decreased to $8,154,000 in the second quarter of 2009 and $14,815,000 in the first six months of 2009 compared to $10,010,000 and $18,166,000 for the same periods in 2008. These decreases of $1,856,000 in the second quarter of 2009 and $3,351,000 in the first six months of 2009 were primarily the net result of the items discussed above.
The income tax provisions for the second quarter and first six months of 2009 were $2,896,000 and $5,110,000 compared to $2,852,000 and $5,357,000 for the same periods in 2008. The overall effective income tax rates were 35.5% and 34.5% for the second quarter and the first six months of 2009 versus 28.5% and 29.5% for the same periods in 2008. The higher effective tax rates in 2009 compared to 2008 were primarily due to a higher proportion of our earnings coming from the United States where these earnings are taxed at an overall higher rate than are our earnings in EMEA/Asia. In addition, our income tax expense in the second quarter and first six months of 2008 was reduced by two items totaling approximately $223,000, of which $173,000 was from the reversal of a previously recorded foreign tax contingency and $50,000 was from a tax refund due from the U.S. Treasury related to the completion of an Internal Revenue Service audit of the Company’s U.S. corporation tax filings for 2004, 2005 and 2006.
The following table sets forth our order backlog at the dates indicated:

	July 4, 2009	January 3, 2009	June 28, 2008

Backlog (at July 4, 2009 foreign exchange rates, in thousands of dollars)	$53,889	$67,784	$72,743

Our order backlog at constant foreign exchange rates decreased by $13,895,000 or 20.5% at the end of the second quarter of 2009 compared to the end of fiscal year 2008. Our order backlog at constant foreign exchange rates decreased by $18,854,000 or 25.9% at the end of the second quarter of 2009 compared to the end of the second quarter of 2008.

Liquidity and Capital Resources
Capitalization
     Our capitalization at the end of the second quarter of 2009 and at the end of fiscal year 2008 is summarized below:

	July 4,	January 3,
(Dollars in Thousands)	2009	2009

Short-term debt, including current portion of long-term debt	$1,000	$1,662
Long-term debt	19,000	22,000

Total debt	20,000	23,662
Shareholders’ equity	137,251	126,052

Total debt and shareholders’ equity (total capitalization)	$157,251	$149,714

Percent total debt to total capitalization	13%	16%
Percent long-term debt to equity	14%	17%
Percent total debt to equity	15%	19%
     The weighted average annual interest rate on total debt at July 4, 2009 was 5.72%.
     Total debt decreased by $3,662,000 in the first six months of 2009. At July 4, 2009, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $28,545,000 of unused borrowing capacity under our U.S. revolving credit facility and $5,717,000 of unused borrowing capacity under our foreign loan agreements.
Other Items
     At July 4, 2009, our working capital was $77,457,000 compared to $67,694,000 at January 3, 2009, and the ratio of our current assets to our current liabilities at those dates was 3.17 and 2.45. In the first six months of 2009, we utilized internally generated funds to meet our working capital needs.
     Net cash provided by operating activities was $11,790,000 in the first six months of 2009 compared to net cash provided by operating activities of $13,720,000 for the same period in 2008. This decrease in net cash provided by operating activities in 2009 was primarily from decreases in accrued expenses and accounts payable and also from lower net income partially offset by reductions in accounts receivable and inventory.
     Net cash of $801,000 used in investing activities in the first six months of 2009 was primarily for capital additions, while net cash of $1,727,000 used in investing activities in the first six months of 2009 was primarily for capital additions and an installment payment related to the purchase of certain assets of Wuxi Chenghao Machinery Co., Ltd.
     Net cash used in financing activities in the first six months of 2009 was primarily for principal payments on debt and the purchase of 9,146 shares of the Company’s common stock, partially offset by the proceeds from stock option exercises and the tax benefit associated therewith. Net cash used in financing activities in the first six months of 2008 was primarily for net principal payments on debt and the purchase of 5,168 shares of the Company’s common stock, partially offset by the proceeds from stock option exercises and the tax benefit associated therewith.
     Shareholders’ equity increased $11,199,000 in the first six months of 2009, of which $9,705,000 was from net income, $690,000 was from the issuance of common stock, $528,000 was the tax benefit associated with such stock option exercises, $818,000 was from the issuance of restricted stock units, $202,000 was from an unrealized gain, net of taxes, attributable to six interest rate swaps and $31,000 was from changes in foreign exchange, primarily the translation of Swiss francs into U.S. dollars during the six-month period ended July 4, 2009, partially offset by $775,000 used to purchase 9,146 shares of the Company’s common stock.
Future Payments Under Contractual Obligations
     We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in our 2008 Form 10-K, except for a $2,000,000 decrease in the principal amount due in 2011 under our U.S. revolving credit facility. Refer to Notes 8 and 15 to the consolidated financial statements in our 2008 Form 10-K for additional information on long-term debt and commitments and contingencies.
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
     As of July 4, 2009, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in earnings before income taxes for the first six months of 2009 of approximately $539,000, or 3.6%. This hypothetical reduction on transactional exposures is based on the differences between the July 4, 2009 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
     The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within the accumulated other comprehensive income component of shareholders’ equity on our balance sheet. Using the above example, a hypothetical change in translation adjustments would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $5,665,000, or 4.1% of our July 4, 2009 shareholders’ equity of $137,251,000.
Interest Rate Risk
     We have loans that require us to pay interest at rates that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of interest rate swaps. As of July 4, 2009, we had total debt of $20,000,000, of which $1,000,000 was subject to a fixed interest rate of 5.00% and $19,000,000 was variable rate debt subject to six interest rate swaps with fixed interest rates ranging from 4.925% to 6.095%, subject in the case of our variable rate debt and interest rate swaps to increases in the event our Debt Ratio exceeds certain specified levels at the end of any relevant measurement period, as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” in our 2008 Form 10-K.
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

PART II. OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Shareholders of the Company was held on May 14, 2009.

(b)	Not applicable

(c)
Shareholders of the Company were asked to vote on a proposal to elect one Class IV director. The Board of Directors nominated Edward B. Cloues, II, as its nominee for election as the Class IV director. There were no other nominations. Mr. Cloues was elected as the Class IV director, with the result of the vote being as follows:

	Number of Votes
	For	Withheld
Edward B. Cloues, II	2,112,696	404,600
Directors are elected by a plurality of the votes cast; therefore, votes cast in the election were not recorded against or as an abstention, nor were broker non-votes recorded.

(d)	Not applicable
Item 6.  Exhibits.

10.1	List of current directors and officers with an Indemnification Agreement in the form provided in Exhibit 10.8 to our annual report on Form 10-K for the year ended January 3, 2009

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRON INTERNATIONAL, INC.
Date: August 10, 2009	By:	ROBERT E. WISNIEWSKI
Robert E. Wisniewski
Senior Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and principal financial officer of the Registrant)

Date: August 10, 2009	By:	ANDREW T. BOYD
Andrew T. Boyd
Director of Corporate Accounting and Tax (Duly authorized officer and principal accounting officer of the Registrant)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	List of current directors and officers with an Indemnification Agreement in the form provided in Exhibit 10.8 to our annual report on Form 10-K for the year ended January 3, 2009

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350