Form 10-Q
period 2009-10-03
K TRON INTERNATIONAL INC
filed 2009-11-10
CIK 20

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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
Yes ☐ No ☑
The Registrant had 2,838,683 shares of Common Stock outstanding as of October 30, 2009.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements.
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands except Per Share Data)

	(Unaudited)
	October 3,	January 3,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$62,548	$41,623
Restricted cash	453	530
Accounts receivable, net of allowance for doubtful accounts of $1,372 and $1,214	26,735	36,625
Inventories, net	23,678	28,776
Deferred income taxes	2,371	2,371
Prepaid expenses and other current assets	7,596	4,498

Total current assets	123,381	114,423

Property, plant and equipment, net	24,799	26,701
Patents, net	1,311	1,381
Goodwill	30,279	29,059
Other intangibles, net	20,666	21,366
Other assets	5,103	6,438
Deferred income taxes	347	76

Total assets	$205,886	$199,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,000	$1,662
Accounts payable	9,883	13,156
Accrued expenses and other current liabilities	8,407	11,198
Accrued commissions	4,258	5,285
Customer advances	8,230	7,828
Income taxes payable	2,271	4,170
Deferred income taxes	3,430	3,430

Total current liabilities	37,479	46,729

Long-term debt, net of current portion	17,000	22,000
Deferred income taxes	4,254	3,771
Other non-current liabilities	364	892
Series B Junior Participating Preferred Shares, $.01 par value. Authorized 50,000 shares; issued none	—	—
Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 950,000 shares; issued none	—	—
Common stock, $.01 par value. Authorized 50,000,000 shares; issued 4,866,980 shares and 4,800,139 shares	49	48
Paid-in capital	31,130	28,455
Retained earnings	132,822	116,349
Accumulated other comprehensive income	12,863	9,483

	176,864	154,335
Treasury stock, 2,028,297 shares and 2,008,192 shares, at cost	(30,075)	(28,283)

Total shareholders’ equity	146,789	126,052

Total liabilities and shareholders’ equity	$205,886	$199,444

See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Dollars in Thousands except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Revenues:
Equipment and parts	$44,561	$56,418	$139,758	$167,841
Services and freight	2,760	3,213	7,286	9,398

Total revenues	47,321	59,631	147,044	177,239

Cost of revenues:
Equipment and parts	25,182	32,300	79,887	95,247
Services and freight	2,256	2,547	6,111	7,457

Total cost of revenues	27,438	34,847	85,998	102,704

Gross profit	19,883	24,784	61,046	74,535

Operating expenses:
Selling, general and administrative	11,756	14,689	36,560	44,365
Research and development	439	633	1,389	1,917

Total operating expenses	12,195	15,322	37,949	46,282

Operating income	7,688	9,462	23,097	28,253

Other income (expense):
Interest expense, net	(252)	(179)	(846)	(804)
Gain on sale of investment	2,972	—	2,972	—

Income before income taxes	10,408	9,283	25,223	27,449

Income tax provision	3,640	2,516	8,750	7,873

Net income	6,768	6,767	16,473	19,576

Retained earnings:
Beginning of period	126,054	103,385	116,349	90,576

End of period	$132,822	$110,152	$132,822	$110,152

Earnings per share:
Basic	$2.39	$2.44	$5.85	$7.14

Diluted	$2.34	$2.34	$5.75	$6.84

Weighted average common shares outstanding (basic)	2,831,000	2,769,000	2,816,000	2,740,000

Weighted average common and common equivalent shares outstanding (diluted)	2,887,000	2,891,000	2,865,000	2,860,000

See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	October 3,	September 27,
	2009	2008

Operating activities:
Net income	$16,473	$19,576
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment	(2,972)	—
Depreciation and amortization	4,615	4,567
Non-cash compensation	424	431
Deferred income taxes	212	(12)
Changes in assets and liabilities, net of business acquired:
Accounts receivable, net	10,435	(7,352)
Inventories, net	5,498	(3,356)
Prepaid expenses and other current assets	706	(50)
Other assets	(97)	78
Accounts payable	(3,659)	1,925
Accrued expenses and other current liabilities	(5,979)	(113)

Net cash provided by operating activities	25,656	15,694

Investing activities:
Business acquired, net of cash received	—	(400)
Capital expenditures	(1,556)	(2,573)
Restricted cash	77	653
Other	(59)	(37)

Net cash used in investing activities	(1,538)	(2,357)

Financing activities:
Proceeds from issuance of long-term debt	—	10,900
Principal payments on long-term debt	(5,662)	(23,292)
Purchase of common stock	(1,379)	(769)
Tax benefit from stock option exercises	803	1,047
Proceeds from issuance of common stock	855	145

Net cash used in financing activities	(5,383)	(11,969)

Effect of exchange rate changes on cash and cash equivalents	2,190	1,012

Net increase in cash and cash equivalents	20,925	2,380

Cash and cash equivalents:
Beginning of period	41,623	30,853

End of period	$62,548	$33,233

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,085	$1,393
Income taxes	$9,122	$6,052
See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)
For the Nine Months ended October 3, 2009

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total

Balance, January 3, 2009	4,800,139	$48	$28,455	$116,349	$9,483	2,008,192	$(28,283)	$126,052

Comprehensive Income:

Net income	—	—	—	16,473	—	—	—	16,473

Translation adjustments	—	—	—	—	3,063	—	—	3,063

Unrealized gain on interest rate swap, net of tax	—	—	—	—	317	—	—	317

Total comprehensive income								19,853

Issuance of stock	66,841	1	2,675	—	—	—	—	2,676

Purchase of treasury stock	—	—	—	—	—	20,105	(1,792)	(1,792)

Balance, October 3, 2009	4,866,980	$49	$31,130	$132,822	$12,863	2,028,297	$(30,075)	$146,789

See accompanying Notes to Consolidated Financial Statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 3, 2009
(Unaudited)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”). All intercompany transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of results for interim periods have been made. Material subsequent events are evaluated and disclosed through the report issuance date, November 10, 2009. All references to the third quarter or first nine months of 2009 or 2008 mean the 13-week or 39-week period ended October 3, 2009 or September 27, 2008.

The unaudited financial statements herein should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended January 3, 2009 which was filed with the Securities and Exchange Commission on March 13, 2009.

Certain reclassifications were made to the prior year’s consolidated financial statements to conform them to the current year presentation.
2.	Acquisitions and Divestments

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

On September 14, 2007, the Company purchased all of the outstanding stock of Rader Companies, Inc. (“Rader”). The preliminary purchase price was $15,945,000, all of which was paid in cash, including $2,300,000 deposited in escrow to satisfy any potential indemnification claims made by the Company. Following the closing, this purchase price was adjusted upward to $17,632,000 to reflect a $1,687,000 increase in Rader’s net working capital between January 1, 2007 and the September 14, 2007 closing date, which adjustment was paid in cash to the sellers on February 5, 2008.

In the third quarter of 2008, the Company completed the valuation of the assets and liabilities of Rader as of the September 14, 2007 closing date. On September 12, 2008, the Company filed an indemnification claim against the sellers related to the valuation of Rader’s inventory on the closing date, which was settled on October 9, 2008. As part of the settlement, the sellers agreed to reduce the purchase price by approximately $257,000, with payments to the Company from the escrow fund of approximately $117,000 on September 26, 2008 and $140,000 on October 10, 2008. Due to these payments of $257,000 and the release of $743,000 from the escrow fund to the sellers pursuant to the terms of the escrow agreement, the escrow fund was reduced to $1,300,000 plus accrued interest at the end of fiscal year 2008. The purchase price allocation was updated at the end of fiscal year 2008 to record this settlement as well as the final inventory valuation and related deferred taxes as of the date of the acquisition, resulting in a net increase in goodwill of $1,320,000 in fiscal year 2008.

The purchase price of $17,632,000, after being reduced by the $257,000 payment received as part of the inventory valuation settlement, became an adjusted purchase price of $17,375,000, including the $1,300,000 held in escrow. Of this $1,300,000, an additional $1,000,000 was released to the sellers in July 2009, leaving an escrow balance of $300,000.

On September 14, 2009, the Company sold its 19.9% investment in Hasler International, SA (“Hasler”) for euro 2,425,000 ($3,544,000). The Company previously recorded this investment as an other asset in the consolidated balance sheet and recognized a gain of $2,972,000 on the sale. The Company received a note from the buyer for the entire sale price, which was paid in full in October 2009.

3.	New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. SFAS No. 168 replaces SFAS No. 162, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification, which modifies structure hierarchy and referencing of financial standards, was effective on a prospective basis for interim and annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP, and will not have a material impact on the Company’s consolidated financial statements other than to change references to accounting standards.

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for interim or annual periods ending after June 15, 2009.

In April 2008, the FASB issued revised guidance on determining the useful lives of intangible assets. The revised guidance, which is now part of ASC 350 “Intangibles-Goodwill and Other”, requires that companies estimating the useful life of a recognized intangible asset consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. The revised guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. The Company will prospectively apply the revised guidance to all intangible assets acquired after January 3, 2009.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of ASC 815 “Derivatives and Hedging Activities”, is intended to improve financial reporting with respect to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of these instruments and activities on an entity’s financial position, financial performance and cash flows. The revised guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has interest rate swaps that are derivative instruments to which the revised guidance applies. The adoption of the revised guidance by the Company effective January 4, 2009 did not have a material impact on the Company’s consolidated financial statement disclosures.

In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of ASC 805 “Business Combinations”, requires the acquiring entity in a business combination to recognize, at full fair value, all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquiring entity to disclose information needed to evaluate and understand the nature and financial effect of the business combination. The revised guidance also changes the accounting for contingent consideration, in process research and development, and restructuring costs. In addition, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate. The revised guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company will prospectively apply the revised guidance to all business combinations occurring after January 3, 2009. The Company did not enter into any business combinations in the first nine months of 2009.

4.	Inventories

Inventories consist of the following:

	October 3,	January 3,
	2009	2009
	(in thousands)

Components	$19,804	$22,434
Work-in-process	4,850	6,647
Finished goods	900	1,085
Inventory reserves	(1,876)	(1,390)

	$23,678	$28,776

5.	Patents and Other Intangible Assets
Patents and other intangible assets consist of the following:

	October 3, 2009		January 3, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

Amortized intangible assets:
Patents	$3,113	$1,802	$3,054	$1,673
Drawings	6,140	1,189	6,140	1,005
Customer relationships	11,299	2,194	11,299	1,678

	$20,552	$5,185	$20,493	$4,356

Unamortized intangible assets:
Trademarks and tradenames	$6,610		$6,610

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of issuance of a patent) over the expected periods of benefit, which range from 10 to 50 years. The weighted average life of the amortizable intangible assets is 27 years (15 years for patents, 25 years for drawings and 29 years for customer relationships). The amortization expense of intangible assets for the nine-month periods ended October 3, 2009 and September 27, 2008 was $829,000 and $857,000.

Future annual amortization of intangible assets is as follows:

Amount
(in thousands)

Fourth quarter fiscal year 2009	$277
Fiscal year 2010	1,106
Fiscal year 2011	1,106
Fiscal year 2012	1,105
Fiscal year 2013	1,044
Fiscal year 2014	1,023
Thereafter	9,706

$15,367

Goodwill increased by $1,220,000 during the first nine months of 2009, $220,000 of which related to the acquisition of certain assets of Wuxi Chenghao and $1,000,000 of which resulted from the release of escrow funds held in connection with the acquisition of the outstanding stock of Rader, as discussed in Note 2.

6.	Accrued Warranty

The Company offers a one-year warranty on a majority of its products. Warranty is accrued as a percentage of sales, based upon historical experience, on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for the nine-month periods ended October 3, 2009 and September 27, 2008:

	Nine Months Ended
	October 3,	September 27,
	2009	2008
	(in thousands)

Beginning balance	$2,230	$2,194
Accrual of warranty expense	1,364	1,854
Warranty costs incurred	(1,201)	(1,511)

Ending balance	$2,393	$2,537

7.	Long-Term Debt
Long-term debt consists of the following, with the annual interest rates shown:

	October 3,	January 3,
	2009	2009
	(in thousands)

U.S. revolving line of credit	$17,000	$21,000
U.S. mortgage, interest at 6.45%	—	662
U.S. term note, interest at 5.00%	1,000	2,000

	18,000	23,662
Less current portion	(1,000)	(1,662)

	$17,000	$22,000

All amounts borrowed under the U.S. revolving line of credit are due on September 29, 2011. As of October 3, 2009, interest on the $17,000,000 borrowed under the U.S. revolving line of credit was payable at the following interest rates on the following principal amounts for the periods ending on the dates indicated:

	Principal		Expiration of	Per Annum
	Amount		Interest Rate Period	Rate

Three-year interest rate swap	$5,000,000	*	10/13/2009	6.085%
Two-year interest rate swap	3,000,000	**	10/31/2009	5.385%
Two-year interest rate swap	2,000,000		11/30/2009	4.925%
Three-year interest rate swap	2,000,000		9/24/2010	5.665%
Four-year interest rate swap	5,000,000		10/13/2010	6.095%

	$17,000,000

*	Paid in full on October 13, 2009.

**	Paid in full on October 30, 2009.

Following the expiration of each interest rate swap agreement, the applicable unpaid principal will bear interest at a variable rate based upon either the lender’s prime rate or on 1, 2, 3 or 6 month LIBOR, at the option of the Company.

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

The Company’s basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended October 3, 2009
	Net Income
	Available
	To Common		Earnings
(Dollars and Shares in Thousands except Per Share Data)	Shareholders	Shares	Per Share
Basic	$6,768	2,831	$2.39
Common share equivalent of outstanding options and restricted stock units	—	56	(0.05)

Diluted	$6,768	2,887	$2.34

	For the Three Months Ended September 27, 2008
	Net Income Available
	To Common		Earnings
(Dollars and Shares in Thousands except Per Share Data)	Shareholders	Shares	Per Share
Basic	$6,767	2,769	$2.44
Common share equivalent of outstanding options	—	122	(0.10)

Diluted	$6,767	2,891	$2.34

	For the Nine Months Ended October 3, 2009
	Net Income Available
	To Common		Earnings
(Dollars and Shares in Thousands except Per Share Data)	Shareholders	Shares	Per Share
Basic	$16,473	2,816	$5.85
Common share equivalent of outstanding options and restricted stock units	—	49	(0.10)

Diluted	$16,473	2,865	$5.75

	For the Nine Months Ended September 27, 2008
	Net Income Available
	To Common		Earnings
(Dollars and Shares in Thousands except Per Share Data)	Shareholders	Shares	Per Share
Basic	$19,576	2,740	$7.14
Common share equivalent of outstanding options	—	120	(0.30)

Diluted	$19,576	2,860	$6.84

9.	Share-Based Compensation

There was no prospective cost of stock option compensation expensed in the first nine months of 2009 or 2008, and there were no stock options granted in the first nine months of 2009 or in fiscal year 2008.

The following table provides a summary of the Company’s stock option activity for the nine months ended October 3, 2009:

		Weighted
		average
		option	Aggregate
	Shares	exercise	Intrinsic	Weighted average
	under	price per	value	remaining option
	option	share	($000)	term (in years)
				Options	Options
				outstanding	exercisable
Balance, January 3, 2009	117,000	$13.72	$8,176	2.48	2.48
Exercised	(17,000)	15.90

Balance, April 4, 2009	100,000	13.35	$5,519	2.47	2.47
Exercised	(17,000)	12.93

Balance, July 4, 2009	83,000	13.44	$5,504	2.31	2.31
Exercised	(30,000)	12.20

Balance, October 3, 2009	53,000	$14.15	$4,232	2.22	2.22

The aggregate intrinsic value at October 3, 2009 represents (i) the difference between the Company’s closing stock price of $93.99 at October 3, 2009 and the weighted average option exercise price per share on that date of $14.15 multiplied by (ii) the number of shares underlying outstanding options on that date. The aggregate intrinsic value at the other dates above was computed in a similar fashion, using the appropriate information as of those dates.

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

The Company issued 11,550 shares of restricted common stock units in May 2009 which vest on the four-year anniversary of the date of grant. Compensation expense related to these restricted stock units is recognized ratably over the four years based on the fair value of the underlying shares at the date of grant, which was $70.81 per share.

10.	Comprehensive Income
For the three and nine-month periods ended October 3, 2009 and September 27, 2008, the following table sets forth the Company’s comprehensive income:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(in thousands)

Net income	$6,768	$6,767	$16,473	$19,576
Unrealized gain (loss) on interest rate swaps, net of tax	115	(48)	317	(19)
Foreign currency translation gain (loss)	3,032	(3,458)	3,063	757

Comprehensive income	$9,915	$3,261	$19,853	$20,314

11.	Management Geographic Information

The Company is engaged in one business segment — material handling equipment and systems. The Company operates in two primary geographic locations — North and South America (the “Americas”) and Europe, the Middle East, Africa and Asia (“EMEA/Asia”). For the three and nine-month periods ended October 3, 2009 and September 27, 2008, the following table sets forth the Company’s geographic information:

		EMEA/
	Americas	Asia	Eliminations	Consolidated
	(in thousands)

THREE MONTHS ENDED
October 3, 2009
Revenues
Sales to unaffiliated customers	$34,245	$13,076	$—	$47,321
Sales to affiliates	2,631	1,291	(3,922)	—

Total sales	$36,876	$14,367	$(3,922)	$47,321

Operating income	$6,516	$1,139	$33	$7,688

Interest expense, net				(252)
Gain on sale of investment				2,972

Income before income taxes				$10,408

		EMEA/
	Americas	Asia	Eliminations	Consolidated
	(in thousands)

THREE MONTHS ENDED
September 27, 2008
Revenues
Sales to unaffiliated customers	$37,047	$22,584	$—	$59,631
Sales to affiliates	2,430	1,117	(3,547)	—

Total sales	$39,477	$23,701	$(3,547)	$59,631

Operating income	$4,925	$4,487	$50	$9,462

Interest expense, net				(179)

Income before income taxes				$9,283

		EMEA/
	Americas	Asia	Eliminations	Consolidated
	(in thousands)

NINE MONTHS ENDED
October 3, 2009
Revenues
Sales to unaffiliated customers	$109,023	$38,021	$—	$147,044
Sales to affiliates	6,327	3,317	(9,644)	—

Total sales	$115,350	$41,338	$(9,644)	$147,044

Operating income	$19,915	$3,089	$93	$23,097

Interest expense, net				(846)
Gain on sale of investment				2,972

Income before income taxes				$25,223

		EMEA/
	Americas	Asia	Eliminations	Consolidated
	(in thousands)

NINE MONTHS ENDED
September 27, 2008
Revenues
Sales to unaffiliated customers	$114,918	$62,321	$—	$177,239
Sales to affiliates	7,057	3,757	(10,814)	—

Total sales	$121,975	$66,078	$(10,814)	$177,239

Operating income	$16,467	$11,775	$11	$28,253

Interest expense, net				(804)

Income before income taxes				$27,449

For the three and nine-month periods ended October 3, 2009 and September 27, 2008, the following table sets forth revenues from external customers:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
	(in thousands)

Americas
U.S.	$26,744	$28,302	$85,647	$83,296
Canada	1,498	3,022	6,767	13,547
All others	6,003	5,723	16,609	18,075

Total	34,245	37,047	109,023	114,918

EMEA/Asia
China	1,627	1,765	3,943	4,263
Germany	1,746	3,130	5,223	10,136
South Korea	1,034	5,224	1,882	6,694
United Kingdom	1,784	967	5,784	5,324
All others	6,885	11,498	21,189	35,904

Total	13,076	22,584	38,021	62,321

	$47,321	$59,631	$147,044	$177,239

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references in this Item 2 to the third quarter or first nine months of 2009 or 2008 mean the 13-week or 39-week period ended October 3, 2009 or September 27, 2008.

Critical Accounting Assumptions, Estimates and Policies; Recent Pronouncements
This discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2008 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America (the “United States” or the “U.S.”) and included as part of our annual report on Form 10-K for the fiscal year ended January 3, 2009 which was filed with the Securities and Exchange Commission on March 13, 2009 (our “2008 Form 10-K”). The preparation of those financial statements required management to make assumptions and estimates that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts or results could differ from those based on such assumptions and estimates.
Our critical accounting policies, assumptions and estimates are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Assumptions and Estimates” in our 2008 Form 10-K. There have been no changes in these accounting policies.
Our significant accounting policies are described in Note 2 to our 2008 consolidated financial statements contained in our 2008 Form 10-K. Information concerning our implementation and the impact of recent accounting standards issued by the Financial Accounting Standards Board is included in the notes to our 2008 consolidated financial statements and also in Note 3 to our consolidated financial statements contained in this quarterly report on Form 10-Q. We did not adopt any accounting policy in the first nine months of 2009 that had a material impact on our consolidated financial statements.
Results of Operations
Overview
For the third quarter and first nine months of 2009, we reported revenues of $47,321,000 and $147,044,000 and net income of $6,768,000 and $16,473,000, compared to revenues of $59,631,000 and $177,239,000 and net income of $6,767,000 and $19,576,000 for the same periods in 2008. Our net income for the third quarter and first nine months of 2009 included a gain of $2,972,000 on the September 2009 sale of our 19.9% investment in Hasler International, SA (“Hasler”). The decreases in our revenues and net income in the third quarter and the first nine months of 2009 compared to the same periods in 2008, excluding in the case of net income the gain related to the sale of our Hasler investment, were primarily due to lower sales to customers of our process business line, especially in EMEA/Asia, which more than offset somewhat higher sales to customers of our size reduction business line in both periods. The decreases in our revenues and net income in the first nine months of 2009 were also due to the negative effect of a generally stronger U.S. dollar versus the same periods in 2008 on the translation of the revenues and profits of our foreign operations into U.S. dollars. Net income in both periods of 2009 was also adversely affected by a higher tax rate. Our effective tax rates for the third quarter and first nine months of 2009 were 35.0% and 34.7%, up from 27.1% and 28.7% in the same periods of 2008. These increases were primarily due to a higher proportion of our earnings coming from the United States where these earnings are taxed at an overall higher rate than are our earnings in EMEA/Asia. In addition, our income tax expense in the first nine months of 2008 was reduced by two second quarter 2008 items totaling approximately $223,000, of which $173,000 was from the reversal of a previously recorded foreign tax contingency and $50,000 was from an income tax refund related to the completion of an Internal Revenue Service audit of the Company’s U.S. corporation tax filings for 2004, 2005 and 2006.

Foreign Exchange Rates
We are an international company, and we derived approximately 26% and 35% of our revenues for the first nine months of 2009 and 2008 from products manufactured in, and sales made and services performed from, our facilities located outside the United States, primarily in Europe. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc. We are also exposed to foreign currency transactional gains and losses caused by the marking to market of certain balance sheet items of our foreign subsidiaries that are measured in other currencies, particularly of non-Swiss franc values, including the euro and the British pound sterling, on the balance sheet of our Swiss subsidiary.
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

For the third quarter and first nine months of 2009 and 2008, the changes in certain key foreign exchange rates affecting us were as follows:

	Three Months Ended			Nine Months Ended
	October 3,		September 27,	October 3,		September 27,
	2009		2008	2009		2008

Average U.S. dollar equivalent of one Swiss franc	0.945		0.932	0.906		0.948
% change vs. prior year		+1.4%			-4.4%

Average U.S. dollar equivalent of one euro	1.434		1.503	1.369		1.523
% change vs. prior year		-4.6%			-10.1%

Average U.S. dollar equivalent of one British pound sterling	1.637		1.894	1.548		1.949
% change vs. prior year		-13.6%			-20.6%

Average U.S. dollar equivalent of one Canadian dollar	0.916		0.962	0.861		0.982
% change vs. prior year		-4.8%			-12.3%

Average U.S. dollar equivalent of one Swedish krona	0.139		0.159	0.128		0.162
% change vs. prior year		-12.6%			-21.0%

Average Swiss franc equivalent of one euro	1.517		1.613	1.511		1.607
% change vs. prior year		-5.9%			-5.9%

Average Swiss franc equivalent of one British pound sterling	1.732		2.032	1.709		2.056
% change vs. prior year		-14.8%			-16.9%

Presentation of Results and Analysis
The following table sets forth our results of operations, expressed as a percentage of total revenues, for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	58.0	58.4	58.5	57.9

Gross profit	42.0	41.6	41.5	42.1

Selling, general and administrative	24.8	24.6	24.8	25.0

Research and development	0.9	1.1	0.9	1.1

Operating income	16.3	15.9	15.8	16.0

Interest expense, net	(0.5)	(0.3)	(0.6)	(0.5)

Gain on sale of investment	6.3	—	2.0	—

Income before income taxes	22.1	15.6	17.2	15.5

Income tax provision	7.8	4.3	6.0	4.5

Net income	14.3%	11.3%	11.2%	11.0%

Total revenues decreased by $12,310,000 or 20.6% in the third quarter of 2009 and by $30,195,000 or 17.0% in the first nine months of 2009 compared to the same periods in 2008. These decreases were primarily due to lower sales to customers of our process business line, especially in EMEA/Asia, which more than offset somewhat higher sales to customers of our size reduction business line in both periods of 2009. The decrease in our revenues in the first nine months of 2009 was also due to the negative effect of a generally stronger U.S. dollar versus the same period in 2008 on the translation of the revenues and profits of our foreign operations into U.S. dollars.
Gross profit as a percentage of total revenues increased to 42.0% in the third quarter of 2009 from 41.6% for the same period in 2008 and decreased to 41.5% in the first nine months of 2009 from 42.1% for the same period last year. We believe that the changes between periods primarily reflected a change in the sales mix of the products and services sold by our two business lines during these periods. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the products sold or services provided. For example, sales of replacement parts in our size reduction business line generally carry a higher gross margin than sales of equipment within that line.
Selling, general and administrative (“SG&A”) expense decreased by $2,933,000 or 20.0% in the third quarter of 2009 and by $7,805,000 or 17.6% in the first nine months of 2009 compared to the same periods in 2008. These decreases were primarily due to lower compensation and related costs associated with reduced staffing and adjusted work schedules, reduced discretionary spending related to cost reduction programs, decreased commissions related to decreased revenues, the favorable effects of foreign exchange on transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary, and the favorable effect of a stronger U.S. dollar on the translation of foreign costs into U.S. dollars. As a percentage of revenues, SG&A for the third quarter of 2009 increased to 24.8% compared to 24.6% in the same period of 2008 and decreased to 24.8% in the first nine months of 2009 compared to 25.0% in the first nine months of 2008.

Research and development expense decreased by $194,000 or 30.6% in the third quarter of 2009 and by $528,000 or 27.5% in the first nine months of 2009 compared to the same periods in 2008, primarily due to reduced spending.
Interest expense, net of interest income, increased by $73,000 or 40.8% in the third quarter of 2009 and by $42,000 or 5.2% in the first nine months of 2009 compared to the same periods in 2008. The increases for the third quarter of 2009 and first nine months of 2009 were primarily due to the effect of lower interest income earned on cash deposits partially offset by lower interest expense on lower debt levels.
Gain on sale of investment of $2,972,000 reflected the sale of the Company’s interest in Hasler.
Income before income taxes increased to $10,408,000 in the third quarter of 2009 and decreased to $25,223,000 in the first nine months of 2009 compared to $9,283,000 and $27,449,000 for the same periods in 2008. The increase of $1,125,000 in the third quarter of 2009 and the decrease of $2,226,000 in the first nine months of 2009 were primarily the net result of the items discussed above.
The income tax provisions for the third quarter and first nine months of 2009 were $3,640,000 and $8,750,000 compared to $2,516,000 and $7,873,000 for the same periods in 2008. The overall effective income tax rates were 35.0% and 34.7% for the third quarter and the first nine months of 2009 versus 27.1% and 28.7% for the same periods in 2008. The higher effective tax rates in 2009 compared to 2008 were primarily due to a higher proportion of our earnings coming from the United States where these earnings are taxed at an overall higher rate than are our earnings in EMEA/Asia. In addition, our income tax expense in the first nine months of 2008 was reduced by two second quarter 2008 items totaling approximately $223,000, of which $173,000 was from the reversal of a previously recorded foreign tax contingency and $50,000 was from an income tax refund related to the completion of an Internal Revenue Service audit of the Company’s U.S. corporation tax filings for 2004, 2005 and 2006.
The following table sets forth our order backlog at the dates indicated:

	October 3, 2009	January 3, 2009	September 27, 2008

Backlog (at October 3, 2009 foreign exchange rates, in thousands of dollars)	$50,076	$69,179	$74,959

Our order backlog at constant foreign exchange rates decreased by $19,103,000 or 27.6% at the end of the third quarter of 2009 compared to the end of fiscal year 2008. Our order backlog at constant foreign exchange rates decreased by $24,883,000 or 33.2% at the end of the third quarter of 2009 compared to the end of the third quarter of 2008. These declines reflected the severe global economic slowdown of 2009, which resulted in sharply reduced demand for our equipment from many customers, most notably in the plastic compounding, base resin production, pulp and paper and wood and forest products industries.

Liquidity and Capital Resources
Capitalization
Our capitalization at the end of the third quarter of 2009 and at the end of fiscal year 2008 is summarized below:

	October 3,	January 3,
(Dollars in Thousands)	2009	2009

Short-term debt, including current portion of long-term debt	$1,000	$1,662
Long-term debt	17,000	22,000

Total debt	18,000	23,662
Shareholders’ equity	146,789	126,052

Total debt and shareholders’ equity (total capitalization)	$164,789	$149,714

Percent total debt to total capitalization	11%	16%
Percent long-term debt to equity	12%	17%
Percent total debt to equity	12%	19%
The weighted average annual interest rate on total debt at October 3, 2009 was 5.74%.
Total debt decreased by $5,662,000 in the first nine months of 2009. At October 3, 2009, and subject to certain conditions which may limit the amount that may be borrowed at any particular time, we had $30,901,000 of unused borrowing capacity under our U.S. revolving credit facility and $6,234,000 of unused borrowing capacity under our foreign loan agreements.
Other Items
At October 3 2009, our working capital was $85,902,000 compared to $67,694,000 at January 3, 2009, and the ratio of our current assets to our current liabilities at those dates was 3.29 and 2.45. In the first nine months of 2009, we utilized internally generated funds to meet our working capital needs.
Net cash provided by operating activities was $25,656,000 in the first nine months of 2009 compared to net cash provided by operating activities of $15,694,000 for the same period in 2008. This increase in net cash provided by operating activities in 2009 was primarily from reductions in accounts receivable and inventory partially offset by lower net income and decreases in accrued expenses and accounts payable.
Net cash of $1,538,000 used in investing activities in the first nine months of 2009 was primarily for property, plant and equipment additions, while net cash of $2,357,000 used in investing activities in the first nine months of 2008 was primarily for property, plant and equipment additions and an installment payment related to the purchase of certain assets of Wuxi Chenghao Machinery Co., Ltd.

Net cash used in financing activities in the first nine months of 2009 was primarily for principal payments on debt and the purchase of 20,105 shares of the Company’s common stock, partially offset by the proceeds from stock option exercises and the tax benefit associated therewith. Net cash used in financing activities in the first nine months of 2008 was primarily for net principal payments on debt and the purchase of 5,618 shares of the Company’s common stock, partially offset by the proceeds from stock option exercises and the tax benefit associated therewith.
Shareholders’ equity increased $20,737,000 in the first nine months of 2009, of which $16,473,000 was from net income, $2,676,000 was from the issuance of common stock in connection with share-based compensation and stock option exercises, $317,000 was from an unrealized gain, net of taxes, attributable to five interest rate swaps and $3,063,000 was from changes in foreign exchange, primarily the translation of Swiss francs into U.S. dollars, during the nine-month period ended October 3, 2009, partially offset by $1,792,000 used to purchase shares of the Company’s common stock in connection with the exercise of stock options and the vesting of restricted stock grants.
Future Payments Under Contractual Obligations
We are obligated to make future payments under various contracts such as debt agreements and lease agreements, and we are subject to certain other commitments and contingencies. There have been no material changes to Future Payments Under Contractual Obligations as reflected in the Liquidity and Capital Resources section of Management’s Discussion and Analysis in our 2008 Form 10-K, except for a $4,000,000 decrease in the principal amount due in 2011 under our U.S. revolving credit facility. Refer to Notes 8 and 15 to the consolidated financial statements in our 2008 Form 10-K for additional information on long-term debt and commitments and contingencies.
Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors.” in our 2008 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2008 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a materially adverse affect our business, financial condition or operating results.
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
As of October 3, 2009, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in earnings before income taxes for the first nine months of 2009 of approximately $690,000, or 2.7%. This hypothetical reduction on transactional exposures is based on the differences between the October 3, 2009 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments within the accumulated other comprehensive income component of shareholders’ equity on our balance sheet. Using the above example, a hypothetical change in translation adjustments would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $6,289,000, or 4.3% of our October 3, 2009 shareholders’ equity of $146,789,000.
Interest Rate Risk
We have loans that require us to pay interest at rates that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of interest rate swaps. As of October 3, 2009, we had total debt of $18,000,000, of which $1,000,000 was subject to a fixed interest rate of 5.00% and $17,000,000 was variable rate debt subject to five interest rate swaps with fixed interest rates ranging from 4.925% to 6.095%, subject in the case of our variable rate debt and interest rate swaps to increases in the event our Debt Ratio exceeds certain specified levels at the end of any relevant measurement period, as described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” in our 2008 Form 10-K.

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

K-TRON INTERNATIONAL, INC.
Date: November 10, 2009	By:	ROBERT E. WISNIEWSKI
Robert E. Wisniewski
Senior Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and principal financial officer of the Registrant)

Date: November 10, 2009	By:	ANDREW T. BOYD
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