Form 10-K
period 2010-01-02
K TRON INTERNATIONAL INC
filed 2010-03-15
CIK 20

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 2, 2009, which was the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $200,339,576. Such aggregate market value was computed by reference to the closing sale price of the Registrant’s Common Stock as quoted on the NASDAQ Global Select Market on such date. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers, but excluding any shareholders (other than directors and executive officers) owning more than ten percent of the Registrant’s Common Stock. In making such calculation, the Registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of its Common Stock.
As of March 1, 2010, there were 2,841,787 shares of the Registrant’s Common Stock outstanding.
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
We serve the bulk solids material handling markets through two separate business lines (“business lines”). These two business lines focus primarily on feeding and pneumatic conveying equipment (our “Process Group”) and on size reduction equipment, conveying systems and screening equipment (our “Size Reduction Group”). Our material handling equipment is used in a wide variety of manufacturing and other industrial processes, particularly in the plastics, food, chemical, pharmaceutical, power generation, coal and minerals mining, pulp and paper, wood and forest products, and biomass energy generation industries. We design, produce, market and service this equipment, and we sell it both on a stand-alone basis and as part of larger systems that we design and sell. Replacement parts are an important aspect of all of our businesses, and they comprise a majority of the sales of our Size Reduction Group.
Proposed Merger
On January 8, 2010, Hillenbrand, Inc., an Indiana corporation (“Hillenbrand”), Krusher Acquisition Corp., a New Jersey corporation and wholly-owned subsidiary of Hillenbrand (“Merger Sub”), and K-Tron International, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub will merge with and into K-Tron, the separate corporate existence of Merger Sub shall cease and K-Tron shall be the surviving corporation of the merger (the “Merger”). The closing of the Merger is subject to certain customary closing conditions specified in the Merger Agreement.
Upon the consummation of the Merger, (i) K-Tron will become a wholly-owned subsidiary of Hillenbrand and (ii) each share of our Common Stock will be converted into the right to receive $150.00 in cash (as may be increased in certain limited circumstances as set forth in the Merger Agreement) (the “Merger Consideration”). In addition, options to acquire our Common Stock, Company restricted stock unit awards and shares of our unvested restricted Common Stock, in each case that are outstanding immediately prior to the consummation of the Merger, will be converted into the right to receive cash based on the Merger Consideration and the formulas contained in the Merger Agreement. A proxy statement has been mailed to each of our shareholders on or about March 1, 2010 containing important information regarding K-Tron, Hillenbrand and the proposed Merger.
Available Information
We maintain a website at http://www.ktroninternational.com. We make available free of charge through the Investor Relations section of our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We include our website address in this annual report on Form 10-K only as an inactive textural reference and do not intend it to be an active link to our website. The material on our website is not part of our annual report on Form 10-K. You may also obtain a free copy of these reports and amendments by contacting Robert E. Wisniewski, Senior Vice President and Chief Financial Officer, at K-Tron International, Inc., Routes 55 and 553, P.O. Box 888, Pitman, New Jersey 08071-0888.
Process Group
Our Process Group designs, produces, markets, sells and services both feeders and pneumatic conveying equipment, and it markets and sells this equipment under two main brands: K-Tron Feeders and K-Tron Premier. We also design, produce, market and sell a separate line of feeders and ancillary equipment for the domestic market in China under the brand name K-Tron Colormax.

Our feeding equipment, which is sold under the K-Tron Feeders brand, controls the flow of materials into a manufacturing process by weight (known as gravimetric feeding) or by volume (known as volumetric feeding) and is used in many different industries, including the plastics compounding, base resin production, food, chemical and pharmaceutical industries. This feeding equipment is sold throughout the world by 87 independent sales representatives with exclusive territories, by Company-owned sales companies in China, France, Germany, Singapore and the United Kingdom and directly from the factory in other locations which are not covered by either of these distribution channels.
On August 1, 2009, we started operating a Company-owned sales company in Shanghai, China under the name K-Tron (Shanghai) Co., Ltd. (“K-Tron Shanghai”). The K-Tron Shanghai entity allows the Process Group to market and sell K-Tron Feeders and K-Tron Premier brand products to Chinese customers in local currency. K-Tron Shanghai replaced the Representative Office in Shanghai that we had been operating since 1996 and closed with the commencement of the operations of K-Tron Shanghai.
Our Process Group markets and sells both stand-alone feeders and engineered systems where one or more feeders are combined with other complementary material handling equipment.
Our pneumatic conveying equipment, which is sold under the K-Tron Premier brand, addresses a broad range of pneumatic conveying applications that involve the handling of bulk solids. Our K-Tron Premier equipment and systems transport bulk solids from one point to another point with negative pressure (known as vacuum conveying) or with positive pressure (known as pressure conveying) and are used in many industries, including those served by the K-Tron Feeders brand. This pneumatic conveying equipment is sold primarily in North America using the same independent sales representatives that sell our K-Tron Feeders brand feeding equipment. We also sell our K-Tron Premier products outside of North America through many of the same channels used for our K-Tron Feeders brand.
We have contracts with our independent sales representatives which provide for specific commissions or in situations where a representative is acting as a distributor, net transaction prices, depending on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost and our distributor may receive a lower transaction price from us. Revenue is recorded after subtracting what, if any, discount or lower transaction price applies.
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
Process Equipment: K-Tron Premier Brand
Conveying Equipment. Our Process Group markets a full line of pneumatic conveying equipment, including loaders, blower packages, diverter valves, rotary valves, in-line filters and other ancillary equipment. These products, which are marketed under the K-Tron Premier brand, are offered in a number of different designs, sizes and finishes to meet the requirements of a given material handling application and to assure compliance with applicable industry codes and specifications. Products are sold stand-alone to customers and resellers who then install them in one of their systems, or as part of customer and application-specific engineered systems that we design. Our pneumatic conveying systems convey material by positive pressure where the material is blown to a storage vessel, or by negative pressure where the material is transferred by vacuum to a storage vessel. Among the applications for engineered systems are railcar and truck unloading systems, where high volumes of bulk solids are typically moved by positive pressure from railcars or trucks to intermediate storage containers, and intermediate storage-to-production line transfer systems, where bulk solids are typically transported by vacuum at lower volumes to the production line.
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
Most of the products sold under the K-Tron Colormax brand are designed and manufactured by Wuxi K-Tron Colormax, which has a manufacturing facility in Wuxi, China. K-Tron Colormax brand products are marketed to end users and resellers in China by salespeople employed by Wuxi K-Tron Colormax. Feeders produced under our K-Tron Colormax brand, unlike those of our K-Tron Feeders brand, use third-party strain gauge load cells for weighing. They also use a lower-cost controller specifically developed by our Process Group’s research and development group for gravimetric feeding in the China domestic market. We believe that feeders produced using this more economical construction of weighing and control technologies meet the accuracy requirements of this market. To the extent that greater accuracy is required, we sell our K-Tron Feeders brand equipment in China through resellers, such as engineering firms that are based in Europe and the United States, through independent sales representatives in China, none of whom represent the K-Tron Colormax brand, and through our new K-Tron Shanghai sales company, which also does not represent the K-Tron Colormax brand.
In June 2009, we signed an agreement with an independent representative in India to sell K-Tron Colormax products in India.
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
Size Reduction Group
Our Size Reduction Group consists of our U.S.-based subsidiaries Pennsylvania Crusher Corporation (“Penn Crusher”), Gundlach Equipment Corporation (“Gundlach”) and Jeffrey Rader Corporation (“Jeffrey Rader”). Jeffrey Rader also has two sales subsidiaries in Canada and Sweden. On January 1, 2009, our subsidiary, Rader Companies, Inc. (“Rader”), was merged with and into our subsidiary, Jeffrey Specialty Equipment Corporation (“Jeffrey”), and Jeffrey changed its name to Jeffrey Rader Corporation in connection with the merger. Our former Jeffrey and Rader brands of equipment are now marketed as Jeffrey Rader brand equipment.
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

Penn Crusher Equipment. Penn Crusher manufactures size reduction and related equipment for the power generation industry to crush coal before it is used as fuel in the steam furnaces of coal-fired power plants, and it also serves other industries such as mining, quarrying and glass making. Penn Crusher sells its equipment worldwide through 38 independent sales representatives, with a primary focus on the United States and China. We have contracts with our independent sales representatives which provide for specific commission rates to be paid to the representative based on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost. Revenue is recorded after subtracting what, if any, discount applies.
The crushers most commonly sold by Penn Crusher are hammermills, in which the material is broken by impact from hammers and then scrubbed against a screen for desired size. Penn Crusher manufactures a number of different hammermill designs, such as granulators, that use rows of ring hammers to crush with a slow, positive rolling action, and other crushers such as Bradford breakers, in which the material is crushed by gravity impact only. Penn Crusher also manufactures its Mountaineer™ Sizer which is used for primary or secondary crushing of coal and other non-metallic materials in mining operations. Crushers come in a wide variety of sizes and configurations, and each machine is built-to-order to meet the customer’s specifications.
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
Gundlach Equipment. Gundlach manufactures size reduction equipment for the coal mining industry, and its equipment is also used to crush coal and other minerals in coal-fired power stations, salt processing plants, fertilizer manufacturing facilities and other industrial applications. Gundlach sells its equipment worldwide through 16 independent sales representatives, with a focus on the U.S. and South American markets. We have contracts with our independent sales representatives which provide for specific commission rates to be paid to the representative based on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost. Revenue is recorded after subtracting what, if any, discount applies.
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

In the United States, Jeffrey Rader sells its equipment through a direct sales group and through a combination of 24 independent sales representatives and distributors, depending on the type of equipment sold, the industry to which the equipment is sold, the application for which the equipment will be used and the customer’s location. Internationally, Jeffrey Rader markets its equipment through wholly-owned subsidiaries in Canada and Sweden, through a licensee in Japan and through 11 independent sales representatives and distributors in other countries. We have contracts with our independent sales representatives and distributors which provide for specific commissions or net transaction prices depending on the type of product sold. Discounting below our target margin is uncommon, but when it occurs, our representative may be asked to share the cost and our distributor may receive a lower transaction price from us. Revenue is recorded after subtracting what, if any, discount or lower transaction price applies.
Replacement Parts. A majority of our Size Reduction Group’s revenues are derived from the sale of replacement parts. Each company within our Size Reduction Group has a large installed base of long-lived equipment, and every machine and part sold, including specifications and drawings, is registered in a digital database to provide customers with fast and efficient support.
Manufacturing. The manufacturing activities of our Size Reduction Group consist of machining and welding raw materials and castings into machined parts, and assembling those parts together with components purchased from outside suppliers into size reduction and other equipment. The equipment is then tested at one of our plants before being shipped to a customer’s site. Machine parts, such as frames, rotors and rolls, are built individually to order, with no such parts being stocked in inventory except in the case of Penn Crusher for some blanket purchase orders from customers for parts that will be used within an 18-month period. Certain higher volume parts, such as bearings, which are also marketed as replacement parts, are purchased in volume from outside suppliers and are also held in inventory.
Competition. We believe that Penn Crusher is the leading U.S. producer of hammermills and related equipment for the size reduction of steam coal by electric utility companies, that Gundlach is one of the leading U.S. manufacturers of double roll crushers and related equipment for the U.S. coal mining and North American fertilizer industries and that Jeffrey Rader is one of the leading U.S. suppliers of chip sizers for the resizing of wood chips, of screening equipment, conveying systems and storage/reclaim systems for pulp and paper mills in North America, and of truck dumping, conveying and other material handling equipment for the biomass energy generation industry in North America and Europe. Penn Crusher, Gundlach and Jeffrey Rader have reached these positions primarily because of superior machine design and quality and also because of their reputation and many years of experience in serving the needs of their customers. Competition exists in every major market that Penn Crusher, Gundlach and Jeffrey Rader serve. While some of their competitors are larger companies, most are generally smaller companies with more limited product lines competing in specific geographic markets and applications.
Customers
We sell our material handling equipment and systems throughout the world to a wide variety of customers in the various industrial markets which we serve, ranging from large, global companies to regional and local businesses. No single customer accounted for more than 10% of our total revenues in fiscal 2009.
Suppliers
Although certain components of our products are currently purchased from sole sources, we believe that comparable components can be obtained from alternative suppliers at prices competitive with those of our current suppliers. We have never experienced a significant production delay that was primarily attributable to an outside supplier.
Patents
Certain technologies used by our Process Group and by Jeffrey Rader are protected by patents in the United States and in other major countries that offer patent protection. Certain of our patents have expired and others will expire at various future dates. The loss of such patent protection is not expected to have a significant adverse effect on our business.

Research and Development
We invest in research and development (“R&D”) to maintain a technological leadership position in our process equipment business. R&D in our Process Group focuses on new products as well as improvements to existing products, with particular emphasis on the application of weighing and control technologies and on mechanical design improvements. Current efforts are aimed at developing new products, shortening the time spent in the development of such products, modifying existing product designs to provide lower cost or higher performance products and analyzing the price/performance relationship for both new and existing products. We spend a minor amount on development work in our size reduction equipment business, either at a customer’s request or to produce an improved product to better fit a customer’s needs. The cost of such work is not categorized as R&D expense nor is it capitalized, but rather it is charged as an engineering expense within cost of revenues. Our research and development expenses were $1,871,000, $2,486,000 and $2,389,000 in fiscal 2009, 2008 and 2007.
Backlog
At the end of fiscal 2009, our backlog of unfilled orders was approximately $51,149,000 compared to a backlog of approximately $68,108,000 at the end of fiscal 2008, a decrease of 24.9%. This year-over-year decrease was primarily in our Size Reduction Group. If we use year-end 2009 foreign exchange rates to value our 2008 year-end backlog, the decrease would be 26.3% ($51,149,000 at the end of fiscal 2009 versus $69,372,000 at the end of fiscal 2008). Approximately $2,368,000 of our Size Reduction Group’s backlog at the end of fiscal 2009 was for blanket orders that can be released by the customer at any time over an 18-month period compared to approximately $2,902,000 of such blanket orders at the end of fiscal 2008.
Employees
At the end of fiscal 2009, we had 639 employees, of which 434 were located in the United States, 139 in Europe, 51 in China, 8 in Canada, 6 in Singapore and 1 in Mexico. None of our employees are represented by labor unions, and we consider relations with our employees to be good.
Item 1A. Risk Factors.
Risk Factors Related to our Business
Our businesses and operations are subject to a number of risks and uncertainties that are described below, but these risks and uncertainties are not the only ones we face. Additional risks and uncertainties of which we are unaware, or that we may currently deem immaterial, may become important factors that could harm our business, financial condition or results of operations. Our business, financial condition or results of operations could suffer as a consequence of any of these risks and uncertainties.
The effects of the global economic crisis may continue to impact our business, operating results or financial condition.
The global economic crisis has caused a general tightening of the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments have negatively affected, and could continue to negatively affect, our business, operating results or financial condition in a number of ways. For example, current or potential customers may be unable or unwilling to fund equipment purchases, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services.
The deterioration of the credit and capital markets may adversely impact our ability to obtain financing on acceptable terms, which may hinder or prevent us from completing acquisitions or otherwise meeting our future capital needs.
Global financial markets have experienced extreme volatility and disruption during the past 18 months, and the debt and equity capital markets were exceedingly distressed and difficult to access during much of this period. These issues have made, and will likely continue to make, it more difficult to obtain financing than has historically been the case. If future funding is not available when needed or to the extent required, or if it is available only on unfavorable terms, this might adversely affect our ability to complete acquisitions or otherwise meet our future capital needs.

Competition could adversely affect our business and results of operations.
Many of our products are sold in highly competitive markets in the Americas, Europe, the Middle East and Asia, and some of our competitors may have financial and other resources that are substantially greater than ours. We believe that over the past several years we have experienced increased price competition in many of our markets, and this price competition is especially severe in the current economic climate. Competitive pressures could cause our products to lose market share or result in significant price erosion which would have an adverse effect on our business and results of operations.
Our substantial sales abroad subject us to the risk of adverse foreign currency fluctuations which could negatively impact our results of operations.
We are an international company, and we derived approximately 30%, 38% and 36% of our 2009, 2008 and 2007 revenues from products manufactured in, and sales made and services performed from, our facilities located outside the United States, primarily in Europe. We expect that our international sales will continue to be significant in future periods. International sales are subject to fluctuations in exchange rates, which may have an adverse effect on our business and operating results. Also, since the results of operations of our foreign subsidiaries are translated into U.S. dollars, fluctuations in the exchange rate of the U.S. dollar versus each of the Swiss franc, the euro, the British pound sterling, the Canadian dollar and the Swedish krona will affect the U.S. dollar amount of these results. Finally, we are exposed to foreign currency transactional gains and losses caused by the marking to market of balance sheet items of our foreign subsidiaries which are measured in other currencies, particularly of non-Swiss franc values, including the euro and the British pound sterling, on the balance sheet of our Swiss subsidiary.
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
In 2009, our top five customers accounted for approximately 11.2% of our total revenues. The loss or bankruptcy of, or significant curtailment of purchases by, one or more of our large customers could have an adverse effect on our operating results.
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
Protection and validity of our patents and intellectual property rights, or the efforts of third parties to enforce their intellectual property rights against us, may in the future result in costly and time-consuming litigation.
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
As of January 2, 2010, we had $8,000,000 of outstanding indebtedness (now $7,000,000). Our level of indebtedness and the debt servicing costs associated with that indebtedness could have important effects on our operations and business strategy. For example, our indebtedness could:
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

Our ability to make scheduled payments of principal of, to pay interest on, or to refinance our indebtedness and to satisfy our other obligations will depend on our future operating performance, which may be affected by factors beyond our control. In addition, there can be no assurance that future borrowings or equity financings will be available to us on favorable terms for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, our business, financial condition and results of operations could be materially adversely affected.
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

Risk Factors Related to the Proposed Merger and Acquisition by Hillenbrand
The announcement and pendency of our agreement to be acquired by Hillenbrand could adversely affect our business.
On January 8, 2010, we entered into the Merger Agreement pursuant to which Hillenbrand is to acquire K-Tron through the proposed Merger. The announcement and pendency of the Merger could cause disruptions in our business, and may affect our relationships with our customers, vendors and employees. If these disruptions occur, they could have an adverse effect on our business, financial results and operations.
The failure to complete the Merger could adversely affect our business.
There is no assurance that the Merger will occur. If the proposed Merger or a similar transaction is not completed, the share price of our Common Stock may change to the extent that the current market price of our Common Stock reflects an assumption that the proposed Merger will be completed. In addition, under specific circumstances defined in the Merger Agreement, we may be required to pay a $12 million termination fee to Hillenbrand. Also, if the failure to complete the Merger is a result of a willful failure of K-Tron, we may be required to pay Hillenbrand costs related to the Merger, such as legal, accounting and financial advisory fees, in addition to our own similar expenses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community.
If the Merger is not approved by our shareholders at a special meeting, K-Tron and Merger Sub will not be permitted under New Jersey law to complete the Merger, and each of K-Tron and Merger Sub will have the right to terminate the Merger Agreement. Upon such termination, K-Tron may be required to pay Hillenbrand the termination fee under certain circumstances in the event of a subsequent sale transaction. Further, if the Merger Agreement is terminated and our Board of Directors seeks another merger or business combination, shareholders cannot be certain that we will be able to find a party willing to pay an equivalent or better price than the price to be paid in the proposed Merger.
Uncertainties associated with the Merger may cause K-Tron to lose key personnel and affect employee morale.
Our current and prospective employees may be uncertain about their future roles and relationships with K-Tron following the completion of the Merger. This uncertainty may adversely affect our ability to attract and retain key management and personnel, and may negatively affect the morale of our workforce.
Unless the Merger Agreement is terminated, K-Tron will not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the Merger Agreement.
Unless and until the Merger Agreement is terminated, subject to specified exceptions, we are restricted from initiating, soliciting or taking any action to facilitate or encourage the submission of any offer or proposal relating to an alternative transaction with any person or entity other than Hillenbrand. In addition, we will not be able to enter into an alternative transaction on more favorable terms, unless and until the Merger Agreement is terminated, which if terminated for this purpose would result in our paying a $12 million termination fee to Hillenbrand.
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
Certain Process Group sales and service activities are conducted in leased office space in China, France, Germany, Singapore and the United Kingdom.
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
Gundlach conducts operations in Belleville, Illinois in a 54,000 square foot owned manufacturing and office facility. Two small adjacent houses on the property provide additional office space while a third house is rented for use as a residence.
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
Item 4. Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Stock trades on the NASDAQ Global Select Market under the symbol KTII. Our Common Stock began trading on that market at the beginning of 2008. The following table sets forth the high and low sales prices per share for each quarter in fiscal 2008 and 2009 as quoted on the NASDAQ Global Select Market.

	High	Low

Fiscal Year 2008

First Quarter	$127.10	$95.33
Second Quarter	$140.50	$122.20
Third Quarter	$170.00	$108.93
Fourth Quarter	$133.91	$53.47

Fiscal Year 2009

First Quarter	$85.45	$45.70
Second Quarter	$89.01	$62.12
Third Quarter	$99.69	$77.03
Fourth Quarter	$113.48	$87.10
On March 1, 2010, the closing price of a share of K-Tron Common Stock as quoted on the NASDAQ Global Select Market was $149.55.
Equity Holders
On March 1, 2010, there were 142 record holders and an estimated 3,379 beneficial owners (held in street name) of our Common Stock.
Dividend Policy
We have never paid a cash dividend on our Common Stock, and we currently intend to retain all future earnings for use in our business. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.
Under the Merger Agreement, we are prohibited from declaring, authorizing, setting aside or paying any dividend with respect to any of our securities. This restriction, however, does not apply to dividends or distributions by any of our wholly-owned subsidiaries to either the Company or another wholly-owned subsidiary.

Performance Graph
The following line graph and table compare the cumulative total shareholder return on our Common Stock for our past five fiscal years (the dates refer to the last trading day of each fiscal year) with the cumulative total return of the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Wilshire U.S. Industrial Machinery Index (the “Dow Jones Wilshire”) for the same periods. The Dow Jones Wilshire is a “published industry or line-of-business index” as that term is defined by Securities and Exchange Commission regulations. The graph and table below assume that $100 was invested at the end of fiscal 2004 in our Common Stock, the S&P 500 and the Dow Jones Wilshire. Dividend reinvestment has been assumed and, with respect to companies in the Dow Jones Wilshire, the returns of such companies have been weighted at each measurement point to reflect relative stock market capitalization.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
K-TRON INTERNATIONAL, INC., STANDARD & POOR’S 500 STOCK INDEX AND DOW JONES
WILSHIRE U.S. INDUSTRIAL MACHINERY INDEX
ASSUMES $100 INVESTED ON JANUARY 1, 2005
ASSUMES DIVIDEND REINVESTED
THROUGH FISCAL YEAR ENDING JANUARY 2, 2010

	12/31/2004	12/30/2005	12/29/2006	12/28/2007	01/02/2009	12/31/2009
K-Tron International, Inc.	100.00	139.74	281.24	451.98	314.88	409.60
Standard & Poor’s 500 Stock Index	100.00	104.91	121.48	128.16	80.74	102.11
Dow Jones Wilshire U.S. Industrial Machinery	100.00	64.84	71.52	87.82	53.34	75.44

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

	Fiscal Year Ended
	Jan. 2	Jan. 3	Dec. 29	Dec. 30	Dec. 31
	2010(1)	2009(2)	2007(3)	2006(4)	2005
FINANCIAL SUMMARY ($000s):
Revenues	$190,774	$243,018	$201,677	$148,127	$118,940
Income before taxes	31,916	36,988	30,142	19,381	12,201
Net income	21,555	25,773	21,321	12,872	7,282
Total assets	204,236	199,444	184,118	140,996	89,110
Working capital	81,469	67,694	52,242	28,962	25,565
Additions to property, plant and equipment	1,820	3,686	2,265	2,604	2,206
Depreciation and amortization	6,023	5,952	5,573	4,634	3,868

PER SHARE ($):
Basic net earnings	$7.64	$9.37	$7.93	$4.95	$2.85
Diluted net earnings	7.50	9.03	7.49	4.59	2.68
Book value	54.01	45.15	34.62	25.02	19.23

CAPITALIZATION ($000s):
Shareholders’ equity	$153,312	$126,052	$93,953	$65,381	$49,520
Long-term debt	7,000	22,000	36,913	34,364	12,675
Short-term debt (5)	1,000	1,662	1,201	404	4,316
Total debt	8,000	23,662	38,114	34,768	16,991

RATIOS:
Return on average shareholders’ equity (%)	15.4	23.4	26.8	22.4	15.3
Return on revenues (%)	11.3	10.6	10.6	8.7	6.1
Long-term debt to shareholders’ equity (%)	4.6	17.5	39.3	52.6	25.6
Current assets to current liabilities	3.0	2.5	2.1	1.8	2.0
Average inventory turnover	4.0	4.8	4.8	4.6	4.6
Average accounts receivable turnover	6.1	7.2	8.1	7.3	6.0

OTHER DATA:
Shares outstanding (000s) (6)	2,839	2,792	2,713	2,613	2,576
Shareholders of record	148	154	179	193	207
Number of employees	639	727	732	625	460

(1)	The 2009 consolidated financial statements include the sale of our investment in Hasler International SA.

(2)	2008 was a 53-week year; all other years in this table were 52-week years.

(3)	The 2007 consolidated financial statements include the acquisitions of certain assets by Wuxi K-Tron Colormax from March 28, 2007 and of Rader from September 15, 2007.

(4)	The 2006 consolidated financial statements include the acquisitions of Gundlach from March 4, 2006 and of Premier Pneumatics, Inc. from October 6, 2006.

(5)	Including current portion of long-term debt.

(6)	Net of treasury stock of 2,028 shares as of the end of fiscal year 2009, 2,008 shares as of the end of fiscal year 2008 and 2,003 shares as of the end of fiscal years 2007, 2006 and 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our process business line designs, produces, markets, sells and services both feeding and pneumatic conveying equipment. Markets served include the plastics compounding, base resin production, food, chemical and pharmaceutical industries. The plastics compounding and base resin production markets represent the largest markets for our process business line, and they are generally sensitive to changes in U.S. and global economic conditions, especially as they relate to the use of plastics in housing and automotive products. The food and pharmaceutical markets for our process business line tend to be less cyclical than the plastics compounding and base resin production markets. The majority of the revenues and profits of our process business line is generated by equipment and systems sales, with a lesser amount attributable to service, parts and repairs.
We believe, based in part on independent market studies, that we are the global leader in the design, production, marketing and servicing of high-quality industrial feeders for the handling of bulk solids in manufacturing processes. Feeding equipment is sold under the K-Tron Feeders brand, both domestically and in other countries around the world.
Our pneumatic conveying equipment, which is sold under the K-Tron Premier brand, addresses a broad range of pneumatic conveying applications that involve the handling of bulk solids. Our pneumatic conveying equipment is sold primarily in North America, but we also sell this equipment elsewhere in the world using many of the same channels used for our K-Tron Feeders brand.
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
Management looks at trends in what it believes to be relevant indicators, such as the Purchasing Managers’ Index (“PMI”) for U.S. manufacturing published by the Institute of Supply Management and similar foreign indices, to help it better understand the prospects for capital equipment spending as it may affect our process business line. A PMI reading above 50 indicates that manufacturing is expanding and below 50 indicates that manufacturing is contracting. In January 2009, the PMI was at 35.6, its lowest point for fiscal year 2009. The PMI increased each month in fiscal year 2009 and, since August 2009, the PMI has been above 50, indicating an expansion of manufacturing. Historically, increases and decreases in our feeding equipment sales generally have lagged movements in these indicators, in some cases by as much as six to twelve months.
Our size reduction business line was established with the purchase of Pennsylvania Crusher Corporation (“Penn Crusher”) and its wholly-owned subsidiary, Jeffrey Specialty Equipment Corporation (“Jeffrey”), on January 2, 2003. Our acquisition of J.M.J. Industries, Inc., now Gundlach Equipment Corporation (“Gundlach”), on March 3, 2006 expanded our size reduction business by including a leading provider of size reduction equipment to the coal mining industry. Penn Crusher, Jeffrey and Gundlach sell equipment primarily into the U.S. market, with some sales into foreign countries, particularly in South America and China. The main industries served are the power generation, coal and minerals mining, pulp and paper, wood and forest products and biomass energy generation industries, and a majority of the revenues and profits are generated from replacement part sales instead of from the sale of new equipment.

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
On January 1, 2009, Rader was merged with and into Jeffrey, and Jeffrey changed its name to Jeffrey Rader Corporation (“Jeffrey Rader”) in connection with the merger. This merger followed the previous integration of the U.S. operations of Jeffrey and Rader at Jeffrey’s office and manufacturing facility in Woodruff, South Carolina during 2008. Penn Crusher, Gundlach and Jeffrey Rader have developed and currently maintain an extensive digital database of previously sold equipment, including equipment specifications and drawings, that enables them to respond quickly and efficiently to fill customers’ spare parts orders.
Significant indicators that management uses to judge prospects for our size reduction business line in the United States include the level of electricity consumption, the financial health of the electric utility industry, and the demand for coal, paper, forest products and biomass energy generation. Historically, the markets for our size reduction business line related to power generation and coal mining have been less cyclical than have the pulp and paper and wood and forest products markets. Our size reduction business line’s exposure to economic swings is moderated by the fact that a majority of its sales is for replacement parts needed by customers to keep their machines operating.
The following provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements and accompanying notes. All references to 2009, 2008 and 2007 mean the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007.
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
Depreciable Lives of Plant and Equipment
Each asset included in plant and equipment is recorded at cost and depreciated using the straight-line method, which deducts equal amounts of the cost of such asset from earnings every year over such asset’s estimated economic useful life. As a result of these estimates of economic useful lives, net plant and equipment at year-end 2009 totaled $23,926,000, which represented 11.7% of total assets. Depreciation expense during 2009 totaled $4,920,000, which represented 3.1% of total expenses. Given the significance of plant and equipment and associated depreciation to our financial statements, the determination of an asset’s economic useful life is considered to be a critical accounting estimate.

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
Asset Impairment Determinations
In April 2008, the Financial Accounting Standards Board issued revised guidance on determining the useful lines of intangible assets. The new guidance, which is now part of Accounting Standards Codification (“ASC”) 350 “Intangibles — Goodwill and Other”, requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are our two main business lines based on our organizational structure and the financial information that is provided to and reviewed by management. Goodwill is tested for impairment by comparing the estimated fair value of each of our two reporting units to the respective carrying value of the net assets assigned to each of those reporting units. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not considered impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is considered impaired and further testing is required to determine the amount of the goodwill reduction. To derive the fair value of a reporting unit, an income approach is used. Under the income approach, the fair value of a reporting unit is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit. Estimated future cash flows are based on our internal projection model.
Our annual impairment test, which was completed during the fourth quarter of 2009, indicated that the fair values of our two reporting units exceeded their carrying values and, therefore, the goodwill amounts were not impaired for either of our two reporting units.
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

With respect to our other long-lived assets, we are required to test for asset impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply ASC 350 and ASC 360 “Property Plant and Equipment”, in order to determine whether or not an asset has been impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than its carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment charge recorded is the difference between the fair value of the asset and the carrying value of the asset. No indicators of impairment with respect to our other long-lived assets were present in 2009.
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
Income Taxes
We use the liability method to account for income taxes. Under this method, deferred tax liabilities and assets are recognized for the tax effects of temporary differences between the financial reporting and tax bases of liabilities and assets measured using the enacted tax rate. Our income tax expense for 2009 was $10,361,000 with a 32.5% effective tax rate. A one percentage point increase in our effective tax rate for 2009 from 32.5% to 33.5% would have decreased reported net income by approximately $331,000.
Significant management judgment is required in determining income tax expense and the related balance sheet amounts. Assumptions are required concerning the ultimate outcome of tax positions and the realization of deferred tax assets. We have accrued our estimate of potential tax liability in accordance with ASC 740 “Income Taxes”.
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
Warranty Reserve
We provide for the estimated warranty cost of a product at the time revenue is recognized. Warranty expense is normally accrued as a percentage of sales based upon historical information on a monthly basis, and this provision is included in accrued expenses and other liabilities. There is an exception to this accrual method for certain products within the size reduction business line for which we use a combination of historical information and management judgment. We offer a one-year warranty on a majority of our products, and we engage in extensive product quality programs and processes, including the active monitoring and evaluation of the quality of our component suppliers, in an effort to minimize warranty obligations. These warranty obligations are affected by actual product failures and by material usage and service costs incurred in correcting these product failures. Our warranty provision takes into account our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty provisions are adequate and that the judgments applied are appropriate, the ultimate cost of product warranty could differ materially from our estimates. When our actual cost of product warranty is lower than we originally anticipated, we adjust downward the recorded reserve, and if the cost of warranty repairs and service is higher than anticipated, we increase the reserve.
Legal Contingencies
We are currently involved in certain legal proceedings. We have accrued an estimate of the probable costs for the resolution of these claims in accordance with ASC 450 “Contingencies”. This estimate has been developed by management and may be made in consultation with outside counsel handling our defense in these matters and also with our insurance broker, and it is based upon an analysis of potential results, including litigation and settlement strategies. We do not believe that these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by litigation outcomes that are significantly different than our assumptions and estimates.
Results of Operations
Overview
2009 and 2007 were 52-week years and 2008 was a 53-week year. In 2009, 2008 and 2007, we reported revenues of $190,774,000, $243,018,000 and $201,677,000 and net income of $21,555,000, $25,773,000 and $21,321,000.
The decreases in our revenues and net income in 2009 compared to 2008 were primarily the result of significantly lower sales to customers of our process business line, especially in EMEA/Asia, and the negative effect of a stronger U.S. dollar in 2009 versus 2008 on the translation of the revenues of our foreign operations into U.S. dollars. Our 2009 effective tax rate was 32.5%, up from 30.3% in 2008 primarily due to a higher proportion of our earnings coming from the United States where they are taxed at an overall higher rate than are our earnings in EMEA/Asia.
The increase in our revenues in 2008 compared to 2007 was primarily the result of a full year of contributions from Rader in 2008 compared to 15 weeks in 2007, increased spending by our process business line customers in EMEA/Asia, increased spending by customers in our size reduction business line in addition to Rader, and the positive effect of a generally weaker U.S. dollar in 2008 versus 2007 on the translation of the revenues of our foreign operations into U.S. dollars. The increase in our net income in 2008 compared to 2007 was primarily due to the full year contribution from Rader, increased spending by our customers in the rest of our size reduction business line, and the positive effect of a generally weaker U.S. dollar in 2008 versus 2007 on the translation of the earnings of our foreign operations into U.S. dollars. Our 2008 effective tax rate was 30.3%, up from 29.3% in 2007 primarily due to a higher proportion of our earnings coming from the United States where they are taxed at an overall higher rate than are our earnings in EMEA/Asia.

Acquisitions and Divestments
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
On September 14, 2007, we purchased all of the outstanding stock of Rader. The preliminary purchase price was $15,945,000, all of which was paid in cash, including $2,300,000 held in escrow to satisfy any potential indemnification claims made by us. We borrowed the full amount of the purchase price under a five-year, $50,000,000 unsecured credit facility (the “Citizens Credit Facility”) entered into on September 29, 2006 between Citizens Bank of Pennsylvania (“Citizens”) and us and our U.S. subsidiaries. The final purchase price of $17,632,000 included a $1,687,000 adjustment based upon Rader’s increase in net working capital between January 1, 2007 and the September 14, 2007 closing date, which adjustment was paid to the sellers on February 5, 2008. At the sellers’ direction, $3,798,000 of the purchase price was delivered to Rader on the closing date to satisfy indebtedness owed to Rader by two other unrelated companies also owned by the sellers. This cash, together with other available cash of Rader, was then used to pay off all of Rader’s bank debt at the closing of the acquisition, which amounted to approximately $3,832,000. Rader became part of our size reduction business line.
In 2008, we completed the valuation of the Rader assets and liabilities as of the September 14, 2007 acquisition date. On September 12, 2008, we filed an indemnification claim against the sellers related to the valuation of Rader’s inventory on the closing date, which was settled on October 9, 2008. As part of the settlement, the sellers agreed to reduce the purchase price by approximately $257,000, with payments being made to us from the escrow fund of approximately $117,000 on September 26, 2008 and $140,000 on October 10, 2008. Due to these payments to us of $257,000 and the release of $1,743,000 from the escrow fund to the sellers pursuant to the terms of the escrow agreement, the escrow fund now has a current balance of $300,000 plus accrued interest. The final purchase price of $17,632,000, after being reduced by the $257,000 payment received as part of the final inventory valuation settlement, became an adjusted purchase price of $17,375,000, including the $300,000 still held in escrow.
On September 14, 2009, we sold our 19.9% investment in Hasler International SA (“Hasler”) for euro 2,425,000 ($3,544,000). We previously recorded this investment as an other asset in our consolidated balance sheet and recognized a gain of $2,972,000 on the sale. We received a note from the buyer for the entire sale price, which was paid in full in October 2009.
Foreign Exchange Rates
We are an international company, and we derived approximately 30%, 38% and 36% of our 2009, 2008 and 2007 revenues from products manufactured in, and sales made and services performed from, our facilities located outside the United States, primarily in Europe and Canada. With our global operations, we are sensitive to changes in foreign currency exchange rates (“foreign exchange rates”), which can affect both the translation of financial statement items into U.S. dollars as well as transactions where the revenues and related expenses may initially be accounted for in different currencies, such as sales made from our Swiss manufacturing facility in currencies other than the Swiss franc. We are also exposed to foreign currency transactional gains and losses caused by the marking to market of certain balance sheet items of our foreign subsidiaries which are measured in other currencies, particularly of non-Swiss franc values, including the euro and the British pound sterling, on the balance sheet of our Swiss subsidiary.

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
For 2009, 2008 and 2007, the changes in certain key foreign exchange rates affecting us were as follows:

	2009		2008		2007

Average U.S. dollar equivalent of one Swiss franc	0.924		0.926		0.834
% change vs. prior year		-0.2%		+11.0%

Average U.S. dollar equivalent of one euro	1.395		1.469		1.372
% change vs. prior year		-5.0%		+7.1%

Average U.S. dollar equivalent of one British pound sterling	1.569		1.846		2.002
% change vs. prior year		-15.0%		-7.8%

Average U.S. dollar equivalent of one Canadian dollar	0.882		0.940		0.937
% change vs. prior year		-6.2%		+0.3%

Average U.S. dollar equivalent of one Swedish krona	0.132		0.153		0.148
% change vs. prior year		-13.7%		+3.4%

Average Swiss franc equivalent of one euro	1.510		1.586		1.645
% change vs. prior year		-4.8%		-3.6%

Average Swiss franc equivalent of one British pound sterling	1.698		1.994		2.399
% change vs. prior year		-14.8%		-16.9%

Presentation of Results and Analysis
The following table sets forth our results of operations, expressed as a percentage of total revenues for the years indicated, as well as our year-end backlogs:

	2009	2008	2007

Total revenues	100.0%	100.0%	100.0%
Cost of revenues	57.4	58.3	57.2

Gross profit	42.6	41.7	42.8
Selling, general and administrative	26.0	25.1	25.8
Research and development	1.0	1.0	1.2

Operating income	15.6	15.6	15.8
Interest expense, net	(0.5)	(0.4)	(0.8)
Gain on sale of investment	1.6	—	—

Income before income taxes	16.7	15.2	15.0
Income tax provision	5.4	4.6	4.4

Net income	11.3%	10.6%	10.6%

Year-end backlog (at year-end 2009 foreign exchange rates, in thousands of dollars)	$51,149	$69,372	$72,470

Total revenues decreased by $52,244,000 or 21.5% to $190,774,000 in 2009 compared to $243,018,000 in 2008. We believe that this decrease was primarily the result of significantly lower sales to customers of our process business line, especially in EMEA/Asia and the negative effect of a stronger U.S. dollar in 2009 versus 2008 on the translation of the revenues of our foreign operations into U.S. dollars.
Total revenues increased by $41,341,000 or 20.5% to $243,018,000 in 2008 compared to $201,677,000 in 2007. This increase in revenues was primarily the result of a full year of contributions from Rader in 2008 compared to 15 weeks in 2007, increased spending by our process business line customers in EMEA/Asia, increased spending by our customers in our size reduction business line in addition to Rader, and the positive effect of a generally weaker U.S. dollar in 2008 versus 2007 on the translation of the revenues of our foreign operations into U.S. dollars.
Gross profit as a percentage of total revenues increased to 42.6% in 2009 from 41.7% in 2008 and decreased in both 2009 and 2008 from 42.8% in 2007. We believe that these changes primarily reflected changes in the sales mix of the products and services that we sold within our two business lines. Sales mix refers to the relative amounts of different products sold and services provided. Gross margin levels vary with the products sold or the services provided. For example, sales of replacement parts in our size reduction business line generally carry a higher gross margin than do sales of equipment within that line.
Selling, general and administrative (“SG&A”) expense decreased by $11,415,000 or 18.7% in 2009 compared to 2008. We believe that this decrease was primarily the result of decreased commissions and selling expenses related to decreased revenues, lower compensation and related costs associated with reduced staffing and adjusted work schedules, reduced discretionary spending resulting from cost reduction programs, a lower employee bonus accrual, the favorable effects of foreign exchange on transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary, and the favorable effect of a stronger U.S. dollar on the translation of foreign costs into U.S. dollars.
SG&A expense increased by $8,975,000 or 17.3% in 2008 compared to 2007. We believe that this increase was primarily the result of the inclusion of a full year of operations of Rader in 2008, increased commissions related to increased revenues, foreign exchange losses on transaction exposures caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary and the unfavorable effect of a generally weaker U.S. dollar on the translation of foreign costs into U.S. dollars, partially offset by a lower employee bonus accrual.

SG&A expense as a percent of total revenues increased to 26.0% in 2009 from 25.1% in 2008 and 25.8% in 2007.
Research and development (“R&D”) expense decreased by $615,000 or 24.7% in 2009 compared to 2008, primarily due to reduced spending. R&D expense increased by $97,000 or 4.1% in 2008 compared to 2007, primarily due to the unfavorable effect of a weaker U.S. dollar on the translation of Swiss franc costs into U.S. dollars. R&D expense as a percent of total revenues was 1.0% in 2009, 1.0% in 2008 and 1.2% in 2007. There was no significant R&D expense in 2009, 2008 and 2007 associated with our size reduction business line.
Interest expense, net of interest income, decreased by $57,000 or 5.7% in 2009 compared to 2008 and decreased by $743,000 or 42.8% in 2008 compared to 2007. The decrease in 2009 compared to 2008 was primarily due to lower debt levels, partially offset by lower interest income earned on cash deposits. The decrease in 2008 compared to 2007 was primarily due to lower debt levels, excluding borrowings related to the Rader acquisition, lower interest rates and higher interest income, partially offset by interest expense on borrowings related to the Rader acquisition.
Gain on sale of investment of $2,972,000 in 2009 reflected the sale of the Company’s interest in Hasler.
Income before income taxes was $31,916,000 in 2009, $36,988,000 in 2008 and $30,142,000 in 2007. The $5,072,000 decrease in 2009 income before income taxes compared to 2008 was primarily the result of significantly lower sales to customers of our process business line, especially in EMEA/Asia, partially offset by a higher gross profit percentage. The $6,846,000 increase in 2008 income before income taxes compared to 2007 was primarily due to a full year of contributions from Rader in 2008 compared with 15 weeks in 2007, increased spending by our process business line customers in EMEA/Asia, increased spending by customers in our size reduction business line in addition to Rader, and the positive effect of a generally weaker U.S. dollar versus the same period in 2007 on the translation of the earnings of our foreign operations into U.S. dollars, partially offset by losses on transaction exposure caused by the marking to market of non-Swiss franc balances to Swiss franc values on the balance sheet of our Swiss subsidiary and a lower gross profit percentage.
The 2009, 2008 and 2007 provisions for income tax were $10,361,000, $11,215,000 and $8,821,000, and the overall effective tax rates were 32.5% in 2009, 30.3% in 2008 and 29.3% in 2007. The higher effective tax rates in 2009 compared with 2008 and in 2008 compared with 2007 were primarily due to a higher proportion of our earnings coming from the United States where these earnings are taxed at an overall higher rate than are our earnings in EMEA/Asia. We have foreign and U.S. state tax loss carryforwards of $601,000 and $4,145,000 which, if realized, would have an estimated future net income benefit of approximately $276,000.
We do not believe that inflation has had a material impact on our results of operations during the last three years.
Our order backlog at constant foreign exchange rates decreased by $18,223,000 or 26.3% at the end of 2009 compared with year-end 2008, from $69,372,000 to $51,149,000. Our order backlog at constant foreign exchange rates decreased by $3,098,000 or 4.3% at the end of 2008 compared with year-end 2007, from $72,470,000 to $69,372,000. The decrease in our order backlog in 2009 versus 2008 was primarily the result of the severe global economic slowdown of 2009, which resulted in sharply reduced demand for our equipment from many customers, most notably in the plastics compounding, base resin production, pulp and paper and wood and forest products industries. The decrease in our order backlog in 2008 versus 2007 was primarily the result of a decrease in demand for equipment in our process business line, partially offset by an increase in demand for equipment in our size reduction business line. Approximately $2,368,000 of our size reduction business line’s backlog at the end of 2009 was for blanket orders that can be released by the customer at any time over an 18-month period compared to approximately $2,902,000 of such blanket orders at the end of 2008.

Liquidity and Capital Resources
Revolving Credit Debt
We, along with our U.S. subsidiaries (the “Borrowers”), are parties to a Loan Agreement (the “Citizens Loan Agreement”) with Citizens. The Citizens Loan Agreement provides the Borrowers with a five-year, $50,000,000 unsecured revolving line of credit facility (previously defined as the “Citizens Credit Facility”), which may be used for working capital requirements, other general corporate purposes and, subject to certain limitations, to fund acquisitions. Up to an aggregate of $10,000,000 of the Citizens Loan Facility may be used for letters of credit.
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
The Citizens Credit Facility is unsecured, except that the lenders have been given a pledge of 65% of the equity interests of the following foreign subsidiaries of the Company which are not Borrowers: K-Tron (Schweiz) AG, K-Tron Colormax Limited, K-Tron PCS Limited, Jeffrey Rader Canada Company and Jeffrey Rader AB. The Citizens Loan Agreement contains financial and other covenants, including a minimum fixed charge coverage ratio, a minimum net worth and a maximum Debt Ratio, and includes limitations on, among other things, liens, acquisitions, consolidations, sales of assets, incurrences of debt and capital expenditures. As of January 2, 2010, the Borrowers were in compliance with these covenants. If an event of default, such as non-payment or failure to comply with a covenant, were to occur under the Citizens Loan Agreement, and subject to any applicable grace period, the lenders would be entitled to declare all amounts outstanding under the Citizens Credit Facility to be immediately due and payable.
All amounts borrowed under the Citizens Credit Facility are due on September 29, 2011. As of January 2, 2010, interest on the $7,000,000 borrowed under the Citizens Credit Facility was payable at the following rates on the following principal amounts for the periods ending on the dates indicated:

		Expiration of
	Amount	Interest Rate Period	Per Annum Rate

Three-year interest rate swap	$2,000,000	09/24/2010	5.665%
Four-year interest rate swap	5,000,000	10/13/2010	6.095%

	$7,000,000

Gundlach Acquisition Debt
In connection with our March 3, 2006 acquisition of Gundlach, we issued as part of the purchase price a $3,000,000 unsecured, promissory note bearing interest payable quarterly at 5% per annum and with the principal payable in three equal installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. The final installment of $1,000,000 was paid on March 3, 2010.
Other Bank Debt
At January 2, 2010, our Swiss subsidiary had separate credit facilities totaling 18,400,000 Swiss francs (approximately $17,763,000) with four Swiss banks. This subsidiary’s real property in Switzerland, with a book value of 5,967,000 Swiss francs (approximately $5,760,000) as of January 2, 2010, is pledged as collateral under these credit facilities. As of January 2, 2010, there were no borrowings under any of these credit facilities, although 6,897,000 Swiss francs (approximately $6,658,000) of availability was being utilized for bank guarantees on our Swiss subsidiary’s behalf related to customer orders.

In July 2009 we entered into a $3,000,000 letter of credit facility with a U.S. bank of which $548,000 was being utilized as of January 2, 2010 for bank guarantees related to customer orders.
Limitations on Debt
Our ability to incur new indebtedness is restricted under the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 8, 2010, by and between Hillenbrand, Inc., an Indiana corporation (“Hillenbrand”), Krusher Acquisition Corp., a New Jersey corporation and wholly-owned subsidiary of Hillenbrand (“Merger Sub”) and K-Tron International, Inc.
Under the Merger Agreement, we may not incur, prepay or cancel any Indebtedness for borrowed money. This restriction does not apply to any new Indebtedness (i) between K-Tron and any of our subsidiaries or (ii) incurred under the Citizen’s Credit Facility to repay obligations existing as of January 8, 2010 or for permitted capital expenditures in an amount for both items not to exceed $8,000,000. The Merger Agreement also prohibits us from guaranteeing or otherwise becoming liable for any Indebtedness or other obligations of another person other than obligations of one of our subsidiaries that (x) exceed $100,000 individually or $500,000 in the aggregate or (y) are outside the ordinary course of business consistent with our past practice.
Future Payments Under Contractual Obligations
We are obligated to make future payments under various contracts such as debt, lease and purchase agreements and commitments. The table below summarizes our significant contractual cash obligations as of January 2, 2010 for the items indicated:

	Payment due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Long-term debt obligations
Debt maturities	$8,000	$1,000	$7,000	$—	$—
Contractual interest	745	431	314	—	—
Operating lease obligations	4,650	1,644	1,921	1,046	39
Purchase obligations	15,311	12,912	2,399	—	—

Total	$28,706	$15,987	$11,634	$1,046	$39

In addition to these obligations, as of January 2, 2010, the Company had employment contracts with certain key executives. Under these contracts, each individual is guaranteed minimum compensation over the contract period. The Company may terminate these contracts upon thirty days advance written notice. The estimated future obligation under these contracts, if all of them were to be terminated as of January 2, 2010, was $2,139,000 payable within thirty days after the termination date.

Capitalization
Our capitalization at the end of 2009, 2008 and 2007 is summarized below:

	2009	2008	2007
	(Dollars in thousands)
Short-term debt, including current portion of long-term debt	$1,000	$1,662	$1,201
Long-term debt	7,000	22,000	36,913

Total debt	8,000	23,662	38,114
Shareholders’ equity	153,312	126,052	93,953

Total debt and shareholders’ equity (total capitalization)	$161,312	$149,714	$132,067

Percent total debt to total capitalization	5.0%	16%	29%

Percent long-term debt to equity	4.6%	17%	39%

Percent total debt to equity	5.2%	19%	41%
The weighted average annual interest rate on total debt at January 2, 2010 was 5.85%.
Total debt decreased by $15,662,000 in 2009 and $14,452,000 in 2008 as a result of principal payments.
Other Items
At the end of 2009 and 2008, our working capital was $81,469,000 and $67,694,000, and the ratio of our current assets to our current liabilities was 3.03 and 2.45. The increase in working capital at the end of 2009 was primarily due to a $21,000,000 increase in cash and cash equivalents. In 2009 and 2008, we utilized internally generated funds to meet our working capital needs.
Net cash provided by operating activities was $31,585,000 in 2009, $26,658,000 in 2008 and $27,048,000 in 2007. The increase in operating cash flow in 2009 compared to 2008 was primarily due to reductions in accounts receivable and inventory partially offset by lower net income and decreases in accrued expenses and accounts payable. Net income, depreciation and amortization and reduction of accounts receivable were the principal components of cash provided by operating activities in 2009. The slight decrease in operating cash flow in 2008 compared to 2007 was primarily due to an increase in accounts receivable, a decrease in accrued expenses and other current liabilities and an increase in prepaid expenses and other current assets, partially offset by higher net income and an increase in accounts payable. Net income and depreciation and amortization expenses were the principal components of cash provided by operating activities in 2008 and 2007.
The average number of days to convert accounts receivable to cash increased to 60 days in 2009 compared to 51 days in 2008 and 45 days in 2007 due to lower sales in 2009 compared to 2008 and 2007. The average number of days to convert inventory into cost of sales increased to 92 days in 2009 compared to 76 days in each of 2008 and 2007 due to lower cost of revenues in 2009 compared to 2008 and 2007.
Net cash provided by investing activities was $1,876,000 in 2009 and used in investing activities was $3,503,000 and $18,969,000 in 2008 and 2007. The cost of businesses acquired, net of cash received, was $0 in 2009; $400,000 in 2008 for an installment payment related to the purchase of certain assets of Wuxi Chenghao; and $16,339,000 in 2007, with $14,275,000 for the Rader acquisition, $1,414,000 paid to the seller of a business we acquired in 2006 (Premier Pneumatics, Inc.) in connection with an Internal Revenue Code section 338(h)(10) election and $650,000 for the purchase of certain assets of Wuxi Chenghao. Capital expenditures were $1,820,000, $3,686,000 and $2,265,000 in 2009, 2008 and 2007. In the third quarter of 2009, we sold our 19.9% investment in Hasler for euro 2,425,000 ($3,544,000) and received the cash proceeds in the fourth quarter of 2009. We previously recorded this investment as an other asset in our consolidated balance sheet and recognized a gain of $2,972,000 on the sale. In the second quarter of 2007, we sold to a related party a building that we were leasing to that related party and received $428,000 in cash.

Net cash used in financing activities in 2009 was primarily for principal payments on debt and the purchase of 20,105 shares of our Common Stock, partially offset by the proceeds from stock option exercises and the tax benefits associated both therewith and also with the vesting of several restricted stock grants. Net cash used in financing activities in 2008 was primarily for principal payments on debt and for the purchase of 5,618 shares of our Common Stock, partially offset by the proceeds of stock option exercises and the tax benefits associated both therewith and also with the vesting of several restricted stock grants. Net cash provided by financing activities in 2007 was primarily from the $15,945,000 borrowed to finance the Rader acquisition and from the exercise of stock options and the tax benefit associated therewith, partially offset by principal payments on the Company’s debt.
Shareholders’ equity increased $27,260,000 in 2009 to $153,312,000, of which $21,555,000 was from net income, $1,875,000 was from the issuance of Common Stock in connection with the exercise of stock options and granting of restricted stock units, $1,562,000 was from the tax benefits associated with the vesting of restricted stock grants and the exercise of such stock options, $382,000 was from an unrealized gain, net of taxes, attributable to two interest rate swaps, $2,539,000 was from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars, and $1,139,000 was from the increase in the excess of the Swiss pension plan assets over the pension obligation during 2009, net of taxes, partially offset by $1,792,000 used to purchase 20,105 shares of the Company’s Common Stock in connection with the exercise of stock options and granting of restricted stock. Shareholders’ equity increased $32,099,000 in 2008 to $126,052,000, of which $25,773,000 was from net income, $2,269,000 was from the issuance of Common Stock in connection with stock option exercises and the granting of restricted stock, $1,619,000 was from the tax benefits associated with the vesting of restricted stock grants and the exercise of such stock options, $1,200,000 was from changes in foreign exchange rates, primarily the translation of Swiss francs into U.S. dollars, and $2,261,000 was from a transition adjustment for our Swiss pension plan, partially offset by $769,000 used to purchase 5,618 shares of our Common Stock connection with the exercise of stock options and the vesting of restricted stock grants and $254,000 from an unrealized loss, net of taxes, attributable to several interest rate swaps.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking”, including statements contained in this annual report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and contingencies which are difficult to predict. These risks and uncertainties include, but are not limited to, the risks set forth in Item 1A above under the heading “Risk Factors”. Many of the factors that will determine our future results are beyond our ability to control or predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by any forward-looking statements that we may make. The forward-looking statements contained in this report include, but are not limited to, statements with respect to the proposed Merger and acquisition by Hillenbrand, statements regarding our ability to find alternative suppliers for certain components, the effect of the expiration of our patents on our business, the development and expected time for the introduction of new products, the sufficiency of our facilities, the retention of all of our future earnings for use in our business, our ability to project business conditions based on trend indicators used by management, the effect of changes in foreign exchange rates on our business, estimates of the realizability of deferred tax assets, determinations of the adequacy of reserves for inventory obsolescence and warranty costs and the effect on our business of legal proceedings in which we are involved. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.
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
As of January 2, 2010, a 10% unfavorable change in the foreign exchange rates affecting balance sheet transactional exposures would have resulted in a reduction in pre-tax earnings of approximately $970,000. This hypothetical reduction on transactional exposures is based on the difference between the January 2, 2010 actual foreign exchange rates and hypothetical rates assuming a 10% unfavorable change in foreign exchange rates on that date.
The translation of the balance sheets of our non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign exchange rates. These translation gains or losses are recorded as translation adjustments (“TA”) within shareholders’ equity on our balance sheet. Using the example above, the hypothetical change in TA would be calculated by multiplying the net assets of our non-U.S. operations by a 10% unfavorable change in the applicable foreign exchange rates. The result of this calculation would be to reduce shareholders’ equity by approximately $6,685,000, or 4.4% of our January 2, 2010 shareholders’ equity of $153,312,000.
Interest Rate Risk
We have credit facilities or loans that require us to pay interest at rates that may change periodically. These variable rate obligations expose us to the risk of increased interest expense if short-term interest rates rise. We limit our exposure to increased interest expense from rising short-term interest rates by including in our debt portfolio various amounts of fixed rate debt as well as by the use of interest rate swaps. As of January 2, 2010, we had total debt of $8,000,000, $1,000,000 of which was subject to a fixed interest rate of 5.0% and $7,000,000 of which was variable rate debt subject to two interest rate swaps with fixed interest rates of 5.665% and 6.095%, subject in the case of our variable rate debt and interest rate swaps to increases in the event our Debt Ratio exceeds certain specified levels at the end of any relevant measurement period, as described in the Citizens Loan Agreement.
Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this annual report on Form 10-K beginning on page F-1.

Item 9.	Change In and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system will be met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
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
Management has assessed the effectiveness of our internal control over financial reporting as of January 2, 2010 based upon the criteria set forth in a report entitled Internal Control - Integrated Framework issued by the Commission of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that, as of January 2, 2010, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of the fiscal year-end has been audited by Grant Thornton LLP, an independent registered public accounting firm and auditors of the consolidated financial statements of the Company, as stated in their report, which can be found in this Item 9A of our annual report on Form 10-K.
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
We have audited K-Tron International, Inc. (a New Jersey corporation) and Subsidiaries’ internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). K-Tron International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on K-Tron International, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, K-Tron International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K-Tron International, Inc. (a New Jersey corporation) and Subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007 and our report dated March 15, 2010 expressed an unqualified opinion.
GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 15, 2010

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers of K-Tron
Directors of K-Tron
Our Board of Directors currently consists of five directors and is classified with respect to terms of office into four classes. The current members of our Board of Directors are:

Name	Age	Class

Edward T. Hurd	71	Class I

Robert A. Engel	46	Class II

Norman Cohen	83	Class III

Richard J. Pinola	64	Class III

Edward B. Cloues, II	62	Class IV
Set forth below is certain information regarding the current members of our Board, which has been provided by each director at our request:
Class I — Director with Term Continuing until 2010
Edward T. Hurd. Mr. Hurd has been a director since January 2002 and was most recently reelected at the 2006 annual meeting of shareholders. He is the principal partner in Hurd Consulting, focusing on high technology business management (1996 to present). From 2001 to 2007, Mr. Hurd was also a partner in Curry & Hurd, specializing in acquisitions and divestitures and the management of distressed businesses, and from 2000 to 2007 he was also a partner in Customer Valunomics, which evaluated customer relationships and loyalty. From 1996 to January 2000, Mr. Hurd was a consultant to and Chairman of the Board of Moore Products Company. From 1990 to 1996, he served as President of Honeywell Industrial, a division of Honeywell Incorporated that specialized in turnkey systems for process automation applications and distributed computer automation systems. Mr. Hurd is 71 years of age.
Mr. Hurd has spent most of his career as a director, officer or employee of companies involved in the process automation and process equipment industries. In his various positions, he has provided these companies with strategic and operational oversight and leadership. These past experiences have enabled him to advise our Board on a wide range of strategic, operational and research and development matters, which we believe makes him an asset to our Board.
Class II — Director with Term Continuing until 2011
Robert A. Engel. Mr. Engel has been a director since May 1999 and was most recently reelected at the 2007 annual meeting of shareholders. In January 2009, he was named Co-Head of Investment Banking and Capital Markets of Wells Fargo Securities LLC, a Wells Fargo Company (f/k/a Wachovia Capital Markets LLC). From June 2008 to January 2009, Mr. Engel was Co-Head of Investment Banking and Capital Markets of Wachovia Securities, which was the trade name for the corporate, investment banking and capital markets businesses of Wachovia Corporation and certain of its subsidiaries and affiliates. From June 2005 to June 2008, he was a Managing Director and Head of Mergers and Acquisitions of Wachovia Securities. From 1999 to June 2005, Mr. Engel was a Managing Director and Partner of Gleacher Partners LLC, a financial advisory and investment banking firm, and from 1995 to 1999, he was the Managing Director-Head of Mergers and Acquisitions of Gleacher NatWest Inc., a predecessor firm. From 1986 to 1995, Mr. Engel worked in various capacities at the investment banking firms of Gleacher & Co., Inc., C. J. Lawrence, Morgan Grenfell, Inc. and Morgan Grenfell & Co. Ltd. Mr. Engel is 46 years of age.

Mr. Engel has an extensive background in investment banking, including both capital markets and mergers and acquisitions experience, and he also has managed investment banking businesses. He uses this experience to advise our Board in evaluating potential acquisitions as well as financial and other transactions, which we believe makes him a valuable member of our Board.
Class III — Directors with Terms Continuing until 2012
Norman Cohen. Mr. Cohen has been a director since 1974 and was most recently reelected at the 2008 annual meeting of shareholders. From 1993 to June 1999, he was Chairman and Chief Executive Officer of Creative Contracting Associates, Inc., a clothing manufacturer, and he was a consultant to Maggy London International, a clothing company, from 1999 until his retirement in June 2000. Mr. Cohen is 83 years of age.
Mr. Cohen has served as a director since 1974, six years before we became a public company. His long tenure with the Company gives him the understanding of our business to help guide our Board in making decisions about our Company’s future direction. Mr. Cohen has been retired for almost ten years, but before that he owned and managed companies in the apparel industry, and he uses this past experience to advise our Board regarding operational issues. This experience has given him a broad perspective on our operations, and, coupled with his operations background, has made him a valuable member of our Board.
Richard J. Pinola. Mr. Pinola has been a director since January 1994 and was most recently reelected at the 2008 annual meeting of shareholders. Since July 1, 2008, he has been a Principal of GPS Investment Group LLC, a private investment firm. From January 2005 to June 2008, Mr. Pinola was a Principal of Eric M. Godshalk & Co., a private investment firm. From June 1992 to December 2004, Mr. Pinola was Chief Executive Officer of Right Management Consultants, Inc. (“Right”), a publicly-held global consulting firm specializing in career transition and organizational consulting services that was acquired by Manpower Inc. in January 2004, and he also was Chairman of the Board of Right from January 1994 to January 2004. Prior to joining Right, he was President and Chief Operating Officer of Penn Mutual Life Insurance Company from March 1988 through September 1991 and a consultant from September 1991 until June 1992. Mr. Pinola is 64 years of age.
Mr. Pinola is currently a director of Corporate Property Associates 14 Incorporated, Corporate Property Associates 15 Incorporated, Corporate Property Associates 16 — Global Incorporated, Kenexa Corporation and Nobel Learning Communities, Inc. In the last five years, Mr. Pinola has also served on the boards of directors of BankRate, Inc. and Corporate Property Associates 17 Incorporated.
Mr. Pinola’s former role as Chief Executive Officer of Right, a NYSE-listed company, has enabled him to provide our Board with valuable insights regarding corporate governance and operations. In addition, his employment as a certified public accountant at Price Waterhouse & Co. early in his career and his extensive involvement in human resources and financial matters and his multiple public company directorships give him considerable expertise in financial, corporate governance and executive compensation matters, which he uses to advise our Board. We believe these skills uniquely qualify Mr. Pinola to serve as a member of our Board.
Class IV — Director with Term Continuing until 2013
Edward B. Cloues, II. Mr. Cloues has been a director since July 1985 and was most recently reelected at the 2009 annual meeting of shareholders. He became Chairman of the Board and Chief Executive Officer of K-Tron on January 5, 1998. Prior to joining K-Tron in 1998, Mr. Cloues was a partner in the law firm of Morgan, Lewis & Bockius LLP. Mr. Cloues is 62 years of age.
Mr. Cloues currently is a director and non-executive Chairman of the Board of AMREP Corporation and a director of Penn Virginia Corporation and of Penn Virginia Resource GP, LLC, the general partner of Penn Virginia Resource Partners, L.P.

Mr. Cloues has served as our Chairman and Chief Executive Officer for more than 12 years, during which time we have grown from a relatively small public company in the industrial feeder business to a much larger public company with a more diverse business in material handling equipment and systems. This growth has been achieved both organically and through several major acquisitions. Mr. Cloues’ broad experience as both a business lawyer in a major law firm and a Chief Executive Officer has equipped him to lead our Company’s growth and to provide critical support to our Board’s decision-making process. We believe the breadth of Mr. Cloues’ experience as our Chief Executive Officer, as well as his current public board positions, make him a valuable asset to our Board. Furthermore, Mr. Cloues’ leadership abilities and communication skills make him particularly well qualified to be our Chairman.
Executive Officers of K-Tron
Our current executive officers are:

Name	Age	Position

Edward B. Cloues, II	62	Chairman of the Board of Directors and Chief Executive Officer

Kevin C. Bowen	58	Senior Vice President, Process Group and President and Chief Executive Officer of K-Tron America, Inc.

Lukas Guenthardt	51	Senior Vice President, Corporate Development

Donald W. Melchiorre	61	Senior Vice President, Size Reduction Group and President and Chief Executive Officer of Pennsylvania Crusher Corporation

Robert E. Wisniewski	56	Senior Vice President, Chief Financial Officer and Treasurer
Set forth below is certain information regarding our current executive officers, with the exception of Mr. Cloues whose information was provided earlier in this Item 10 under the subsection “Directors of K-Tron”. This information has been provided by each executive officer at our request:
Kevin C. Bowen. Mr. Bowen has been Senior Vice President, Process Group of the Company since July 2005 and President and Chief Executive Officer of K-Tron America, Inc. since March 1995. From June 2000 to July 2005, he was also Senior Vice President, Feeder Group of the Company. From March 1994 to March 1995, Mr. Bowen was President of K-Tron North America, the North American sales division of K-Tron America. Mr. Bowen served as President of K-Tron America from May 1990 to March 1994 and has been with the Company in various other capacities since 1979.
Lukas Guenthardt. Mr. Guenthardt has been Senior Vice President, Corporate Development of the Company since July 2005. Prior to that, he was Senior Vice President, Pneumatic Conveying Group and Chief Strategy Officer of the Company from February 2002 to July 2005, Senior Vice President, New Businesses and Chief Strategy Officer from June 2000 to February 2002 and Senior Vice President - Strategic Planning, Product Development and Marketing from June 1998 to June 2000. Mr. Guenthardt was Managing Director of K-Tron (Schweiz) AG (“K-Tron Switzerland”) from July 1995 to June 1998, Managing Director of the Soder Division of K-Tron Switzerland from March 1994 to July 1995, and Director of International Research and Development of the Company from July 1992, when he joined K-Tron, until March 1994.
Donald W. Melchiorre. Mr. Melchiorre has been Senior Vice President, Size Reduction Group of the Company since May 2006 and President and Chief Executive Officer of Penn Crusher since October 2004. He was also President and Chief Executive Officer of Jeffrey from October 2004 until November 2007. From December 1996 until October 2004, he was President and Chief Operating Officer of Penn Crusher, and from August 2002 to October 2004 he held the same position at Jeffrey. From 1982 to 1987, Mr. Melchiorre worked at Penn Crusher as a Regional Sales Manager and left the company in 1987 to become a Regional Sales Manager, and subsequently North American Sales and Marketing Manager and then Director for Sales and Marketing-European Operations, for K-Tron’s U.S. and Swiss manufacturing subsidiaries. In 1992, he left K-Tron to establish EPI Technical Sales, Inc., an independent sales representative organization selling bulk material handling equipment, including both the K-Tron Soder and Penn Crusher lines of equipment. He returned to Penn Crusher in 1996.

Robert E. Wisniewski. Mr. Wisniewski has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 30, 2009. From February 23, 2008 until May 30, 2009, he served as Vice President, Finance of K-Tron America, Inc. and Chief Financial Officer of the K-Tron Process Group. Prior to joining K-Tron America, Mr. Wisniewski was a Managing Director of ELB Capital Management LLC and FB Capital Partners, LP, two private equity/income partnerships, from June 2005 until February 2008. He worked as an independent financial and management consultant from September 2003 to May 2005 and served as Executive Vice President and Chief Financial Officer of Safeguard Business Systems, Inc. from June 2002 to August 2003 and held the same position at Hospitality Solutions International, Inc. from September 2000 to April 2002. From 1986 to 2000, Mr. Wisniewski served in various financial capacities at Moore Products Company, including as Chief Financial Officer, Treasurer and Controller. He is a certified public accountant and worked at Ernst & Young and predecessor accounting firms from 1975 to 1986.
The executive officers are elected or appointed by our Board of Directors or by an appropriate subsidiary board of directors to serve until the election or appointment of their successors or their earlier death, resignation or removal. They may also hold positions in other subsidiaries of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires our directors, certain of our officers and certain other persons who own more than ten percent of our Common Stock to file reports of ownership of our securities and changes in ownership of our securities with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and officers that no other reports were required with respect to them, all filings required to be made by our Section 16(a) reporting persons during fiscal year 2009 were made on a timely basis.
Statement of Corporate Ethics and Code of Business Conduct
Our Board has adopted a Statement of Corporate Ethics and Code of Business Conduct applicable to all of our directors, officers and employees. Violations of the Statement of Corporate Ethics and Code of Business Conduct may be reported to our Corporate Ethics Officer or, in cases involving accounting, internal accounting controls or auditing matters, to the Chairperson of the Audit Committee or our Chief Executive Officer. A copy of our Statement of Corporate Ethics and Code of Business Conduct can be obtained without charge by visiting our website at http://www.ktroninternational.com and following the links to “Corporate Governance” and “Statement of Corporate Ethics and Code of Business Conduct”.
Audit Committee of Our Board of Directors
Our Board has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The primary purposes of the Audit Committee are to:
•
assist our Board in its oversight of our (i) accounting and financial reporting processes and the audit of our financial statements and (ii) compliance with legal and regulatory requirements and the Company’s Statement of Corporate Ethics and Code of Business Conduct;

•
interact directly with, and evaluate the performance of, our independent registered public accounting firm, including determining whether to engage or dismiss such firm and on what terms and monitoring its qualifications and independence; and

•	prepare the report required by the rules and regulations of the SEC to be included in our annual proxy statement.
The current members of the Audit Committee are Messrs. Pinola (Chairman), Engel and Hurd, each of whom our Board has determined (i) is an “independent director” as such term is defined in Nasdaq Marketplace Rule 4200(a)(15) and (ii) with respect to their positions on the Audit Committee, meets the independence requirements applicable to that committee as prescribed by The Nasdaq Stock Market LLC (the “Nasdaq”), the SEC, the Internal Revenue Service and the Audit Committee charter. Our Board has further determined that two of the three members of the Audit Committee, Messrs. Pinola and Engel, are each an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. Certain information regarding the relevant experience of each individual who is an “audit committee financial expert” has been set forth under the subsection “Directors of K-Tron” in Item 10 of our annual report on Form 10-K.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
In this Compensation Discussion and Analysis, we address the compensation paid or awarded to our executive officers named in the Summary Compensation Table that appears later in this Item 11 of our annual report on Form 10-K. We sometimes refer to these executive officers as our “named executive officers”, and all references herein to the “Committee” mean the Compensation and Human Resources Committee of our Board of Directors.
Objectives of Our Compensation Program
Our compensation program is based on the following primary objectives:
•	Executive compensation should be industry and geographically competitive so that we can attract, retain and motivate talented executives with appropriate backgrounds and skill sets;
•
Executives should be accountable for our performance as well as for their own individual performances, so that their compensation should be tied to both corporate financial measures and individual performance measures; and

•	Executive compensation packages should include some equity-based compensation in order to better align the interests of our executives with those of our shareholders.
Role of Executive Officers in Compensation Decisions
Our Chief Executive Officer annually reviews the performance of each of our named executive officers (other than our Chief Executive Officer, whose performance is reviewed solely by the Committee). The conclusions reached by our Chief Executive Officer and his recommendations based on these reviews, including proposed salary adjustments and annual incentive compensation awards, are then presented to the Committee. The Committee can exercise its discretion in modifying any recommended salary adjustments or bonus awards to our named executive officers. Decisions with respect to equity grants are also made by the Committee, upon the recommendation of our Chief Executive Officer, but these decisions are made later in the year than the annual performance reviews.
2009 Executive Compensation Components
For the fiscal year ended January 2, 2010, the principal components of compensation for our named executive officers were:
•	Base salary;
•	Cash incentive (or bonus) compensation;
•	Equity incentive compensation; and
•	Retirement, perquisites and other personal benefits.
Base Salary
We provide our named executive officers with base salaries to compensate them for services rendered during the year. The decisions of the Committee with respect to base salaries are subjective and not based on any list of specific criteria, but they take into account each executive officer’s position and level of responsibility, his compensation relative to other officers of the Company and his individual performance.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other significant change in job responsibility. In recent years, except where there has been a significant change in job responsibility, most salary increases for our named executive officers have been cost-of-living increases, and they generally have taken effect at the beginning of our second fiscal quarter, which is on or about April 1 of each year. On February 9, 2009, we determined that, due to the global economic crisis and the anticipated slowdown in our business, none of our employees, including our named executive officers, would receive base salary increases until at least the end of the third quarter 2009. On June 26, 2009, we extended this freeze on base salaries of all of our employees, including our named executive officers, through March 2010. At the same time, our named executive officers voluntarily agreed to an 8% reduction in their base salaries for 13 two-week pay periods starting July 6, 2009 and ending December 31, 2009. Since January 1, 2010, our named executive officers have been receiving their regular base salaries.
Cash Incentive Compensation
Annual cash incentive awards, also referred to as cash bonuses, are a key part of each named executive officer’s compensation package. For fiscal years 2002 through 2008, annual cash incentive awards were paid to our named executive officers and our other employees early in the following year pursuant to bonus guidelines used in preparing our budget for the year for which the bonuses were paid. These guidelines created a bonus pool for the entire Company if the budgeted diluted earnings per share (“EPS”) were achieved. Although the budget in each of those years was approved by our Board, including the members of the Committee, the Committee retained full discretion to make such specific cash incentive awards, if any, as it deemed appropriate, after the end of the year. The awards were made based on the Company’s achievement of its EPS target for the year, the amount of pre-tax, pre-bonus income generated by the Company in excess of what was necessary to achieve that EPS target and the assessed contribution of each named executive officer to the Company’s success.
In fiscal year 2009, the Committee intended to re-examine the Company’s bonus methodology since the logic behind the EPS-based calculation of the bonus pool (described above) used in 2002 when EPS was $1.33, did not seem as relevant in 2008 when EPS was a much stronger $9.03. This re-examination was delayed, however, by the challenges presented by global economic slowdown and credit crisis that reached its peak in the first quarter of 2009 and then by the discussions and negotiations with Hillenbrand in the fall of 2009 that led to the signing of the Merger Agreement, dated as of January 8, 2010, by and between Hillenbrand, Merger Sub and K-Tron International, Inc.
As a result of these factors, cash bonuses for 2009 for the named executive officers have been determined by the Chief Executive Officer and the Committee on a subjective basis and not using the bonus guidelines applied in past years. The key factor in the decision to pay bonuses was the Company’s relatively strong earnings performance in 2009 in a very difficult and challenging economic and business environment.
Our named executive officers received the following incentive compensation payments in March 2010 for fiscal year 2009 performance:

Name	2009 Bonus Award
Edward B. Cloues, II	$330,000
Donald W. Melchiorre	$165,000
Kevin C. Bowen	$120,000
Robert E. Wisniewski	$110,000
Lukas Guenthardt	$110,000
Ronald R. Remick (former Chief Financial Officer) (1)	$0

(1)	Mr. Remick resigned from his positions as Senior Vice President, Chief Financial Officer and Treasurer of the Company, effective May 29, 2009.

In determining Mr. Cloues’ 2009 bonus award, the Committee noted in particular (i) his leadership of the Company through very turbulent times in 2009, (ii) the Company’s achievement of 2009 net income, EPS and EBITDA that were strong numbers in the Committee’s view, given the very difficult economic climate for industrial companies in 2009, (iii) the Company’s success in cutting costs and controlling expenses in 2009 and implementing such measures early in the 2009 fiscal year and (iv) the successful negotiation of the proposed Merger, which was managed by Mr. Cloues. The 2009 bonus awards made by the Committee to our other named executive officers were recommended by Mr. Cloues and were based on his subjective assessment of their contributions to the Company in 2009.
In light of the proposed Merger with Merger Sub which will result in K-Tron ceasing to be a public company, no decision has yet been made concerning what cash bonus plan might be used by the Company for fiscal year 2010.
Equity Incentive Compensation
The Committee administers the Company’s 2006 Equity Compensation Plan as amended (the “Plan”), under which grants of stock options, stock awards, stock units, stock appreciation rights and other stock-based awards may be made. The purpose of such grants is to provide an additional, longer-term incentive to key employees to work to maximize shareholder value, and they also serve as a retention device to encourage such employees to remain with us. Such grants are entirely at the discretion of the Committee, including their timing, the recipients thereof and the number of shares underlying any particular grant. On May 14, 2009, the Committee issued grants under the Plan of 2,000 restricted stock units (“RSUs”) to Mr. Cloues and 1,000 RSUs to each of Messrs. Melchiorre, Bowen, Wisniewski and Guenthardt. Each of these grants will vest on May 14, 2013 if the recipient remains employed by the Company or a subsidiary until that date, and they are subject to acceleration in the event of a change of control of the Company prior to that date as defined in the Plan.
These RSUs granted to our named executive officers, including our Chief Executive Officer, are intended to provide them with a long-term incentive and to more closely align their interests with those of the Company’s shareholders. During fiscal year 2009, we chose to issue equity incentive compensation to our named executive officers in the form of RSUs instead of as restricted stock grants as we had done in fiscal years 2004 through 2008. Our decision to use RSUs instead of restricted stock grants was based on, among other things: (i) the reduction in administration procedures and costs associated with RSUs; (ii) the streamlined forfeiture procedures for RSUs; (iii) the increased flexibility RSUs offer to K-Tron and our named executive officers with respect to tax planning; and (iv) the uniform treatment of RSUs in foreign jurisdictions, which makes RSUs a better equity compensation vehicle for our employees based outside of the United States.
Retirement, Perquisites and Other Personal Benefits
Each of our named executive officers participates in one of two 401(k) plans maintained by the Company and its subsidiaries for our two business lines. Our named executive officers are also provided with perquisites and other personal benefits, including a car allowance, supplemental health insurance, additional life insurance and, in the case of our Chief Executive Officer, additional life and disability insurance, that we and the Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to our named executive officers.
Deductibility of Executive Compensation
As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain covered officers except in certain circumstances. Covered officers include each of our named executive officers except for our Chief Financial Officer, Mr. Wisniewski. While the Committee considers this limitation in structuring our compensation program, it may approve compensation that does not meet these requirements in order to ensure competitive levels of total compensation for our named executive officers. In this regard, all of our Chief Executive Officer’s compensation in 2009 is expected to be deductible for federal income tax purposes.

Compensation Related to the Proposed Merger
The Company has established a transaction bonus plan (the “Transaction Bonus Plan”) whereby the our Chief Executive Officer, with the approval of the Committee, can direct that certain bonuses be paid by the Company to those of its employees, including our named executive officers, who have provided special assistance in connection with the transactions contemplated by the Merger Agreement. The aggregate amount of bonuses payable under the Transaction Bonus Plan will not exceed $500,000. Payment to a named executive officer from the transaction bonus plan, if any, will be determined by Mr. Cloues with the approval of the Committee and will be paid not later than six (6) months after the closing date of the Merger. However, as of February 24, 2010, our Chief Executive Officer had not selected the employees, or determined the amounts of the awards to be paid to them, pursuant to the Transaction Bonus Plan.
Consummation of the proposed Merger will constitute a change of control of the Company under our employment agreement with Mr. Cloues. Set forth below in the section entitled “Employment Agreements and Potential Payments Upon Termination or Change of Control” is a description of the severance payments Mr. Cloues would be entitled to receive under his employment agreement in the event of the termination of his employment in connection with the proposed Merger.
Compensation and Human Resources Committee Report
The Compensation and Human Resources Committee establishes and oversees the design and functioning of K-Tron’s executive compensation program. We have reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in K-Tron’s annual report on Form 10-K for fiscal year 2009.

Norman Cohen, Chairperson
Richard J. Pinola

Summary Compensation Table
The following table and footnotes set forth certain information with respect to compensation earned during fiscal years 2009, 2008 and 2007 by (i) our principal executive officer, (ii) our current principal financial officer, (iii) our former principal financial officer who resigned effective May 29, 2009, and (iii) our three other most highly paid executive officers.

					Option	All Other
		Salary		Stock Awards	Awards	Compensation
		($)	Bonus	($)	($)	($)	Total
Name and Principal Position	Year	(1)	($)	(2)	(3)	(1) (4)	($)
Edward B. Cloues, II	2009	$529,884	$330,000	$141,620	$0	$65,794	$1,067,298
Chief Executive Officer and	2008	$525,867	$475,000	$391,980	$0	$59,218	$1,452,065
Chairman of the Board	2007	$508,079	$725,000	$280,500	$0	$69,807	$1,583,386

Donald W. Melchiorre	2009	$240,431	$165,000	$70,810	$0	$23,027	$499,268
Senior Vice President,	2008	$238,830	$193,000	$195,990	$0	$21,222	$649,042
Size Reduction Group and	2007	$230,755	$283,500	$140,250	$0	$20,935	$675,440
President and Chief Executive Officer of Pennsylvania Crusher Corporation

Kevin C. Bowen	2009	$254,838	$120,000	$70,810	$0	$40,262	$485,910
Senior Vice President,	2008	$252,907	$180,000	$195,990	$0	$30,994	$659,891
Process Group and	2007	$244,352	$300,000	$140,250	$0	$39,420	$724,022
President and Chief Executive Officer of K-Tron America, Inc.

Robert E. Wisniewski	2009	$242,515	$110,000	$70,810	$0	$31,094	$454,419
Senior Vice President, Chief Financial Officer and Treasurer

Lukas Guenthardt	2009	$225,283	$110,000	$70,810	$0	$33,755	$439,848
Senior Vice President,	2008	$223,576	$140,000	$195,990	$0	$28,129	$587,695
Corporate Development	2007	$216,021	$240,000	$140,250	$0	$32,083	$628,354

Ronald R. Remick (5)	2009	$127,631	$0	$0	$0	$26,081	$153,712
Former Senior Vice	2008	$241,779	$165,000	$195,990	$0	$33,221	$635,990
President, Chief	2007	$233,596	$275,000	$140,250	$0	$35,173	$684,019
Financial Officer and Treasurer

(1)
Our fiscal year is reported on a fifty-two/fifty-three week period. Our fiscal years ended January 2, 2010 and December 29, 2007 were fifty-two week years. Our fiscal year ended January 3, 2009 was a fifty-three week year. Annual salaries paid to each of our named executive officers reflect payments for 27 pay periods in fiscal year 2009, as compared to 26 pay periods in each of fiscal years 2008 and 2007.

Salary for Messrs. Cloues, Melchiorre, Bowen and Guenthardt includes (i) their annual base salaries of $530,700, $241,025, $255,230 and $225,630, respectively, paid on a bi-weekly basis, for the first 14 pay periods of fiscal year 2009 and (ii) 92% of such annual base salaries, reflecting a voluntary 8% base salary reduction for six months, paid on a bi-weekly basis for the last 13 pay periods of fiscal year 2009. The Total Base Salary amounts reflect 27 pay periods for fiscal year 2009, as compared to 26 pay periods for each of fiscal years 2008 and 2007.

Salary for Mr. Wisniewski includes (i) prior to his election to the positions of Chief Financial Officer, Senior Vice President and Treasurer of K-Tron, a portion of both his annual base salary of $190,000 and of a signing bonus which the Company viewed as salary, for the period from January 4, 2009 to May 29, 2009 and (ii) a portion of his annual base salary while employed as our Chief Financial Officer, Senior Vice President and Treasurer of (a) $240,000, paid on a bi-weekly basis for the period from May 30, 2009, to July 5, 2009 and (b) 92% of such $240,000 annual base salary, reflecting a voluntary 8% base salary reduction for six months, paid on a bi-weekly basis for the last 13 pay periods of fiscal year 2009.

Salary for Mr. Remick includes a portion ($117,777) of his annual base salary of $244,000, paid on a bi-weekly basis, for the period from January 4, 2009 to May 29, 2009, plus $9,853.85 for accrued vacation pay owed and paid to him at the time of his resignation (See Note 5 below).

(2)
Amounts in this column represent the aggregate grant date fair values in fiscal years 2009, 2008 and 2007 calculated in accordance with ASC 718 with respect to RSUs granted to each of our named executive officers in fiscal year 2009, and shares of restricted stock granted to each of our named executive officers in fiscal years 2008 and 2007, using the closing prices as quoted on the NASDAQ Global Select Market or the NASDAQ Global Market, as appropriate, on the dates of such grants as the award fair values.

At the time of his resignation (See Note 5 below), Mr. Remick forfeited a total of 4,500 shares of unvested restricted stock pursuant to the terms of the applicable restricted stock award agreements.

(3)	No stock options were granted to any of our named executive officers in fiscal years 2009, 2008 or 2007.

(4)	The amounts disclosed in this column include:

(a) Company and subsidiary contributions under the Company’s 401(k) Plan for Messrs. Cloues, Bowen, Wisniewski, Guenthardt and Remick and under a subsidiary’s 401(k) Plan for Mr. Melchiorre, as follows: (i) for fiscal year 2009 — Mr. Cloues $14,700, Mr. Melchiorre $9,723, Mr. Bowen $14,700, Mr. Wisniewski $14,700, Mr. Guenthardt $14,700 and Mr. Remick $14,700; (ii) for fiscal year 2008 — Mr. Cloues $13,500, Mr. Melchiorre $9,200, Mr. Bowen $13,500, Mr. Guenthardt $13,500, and Mr. Remick $13.500; and (iii) for fiscal year 2007 - Mr. Cloues $13,500, Mr. Melchiorre $8,923, Mr. Bowen $13,500, Mr. Guenthardt $13,500 and Mr. Remick $13,500.

(b) Company and subsidiary payments for supplemental health insurance on behalf of the following named executive officers: (i) for fiscal year 2009 — Mr. Cloues $7,196, Mr. Bowen $9,903, Mr. Wisniewski $1,529, Mr. Guenthardt $4,846 and Mr. Remick $4,652; (ii) for fiscal year 2008 — Mr. Cloues $4,380, Mr. Bowen $3,980, Mr. Guenthardt $2,523 and Mr. Remick $5,491; and (iii) for fiscal year 2007 — Mr. Cloues $12,045, Mr. Bowen $12,493, Mr. Guenthardt $7,013 and Mr. Remick $7,820.

(c) Company reimbursement of premiums for additional disability insurance for Mr. Cloues: (i) for fiscal year 2009 — $8,993; (ii) for fiscal year 2008 — $9,600; and (iii) for fiscal year 2007 — $11,349.

(d) Company and subsidiary payments for car allowances on behalf of the following named executive officers: (i) for fiscal year 2009 — Mr. Cloues $12,462, Mr. Melchiorre $10,395, Mr. Bowen $12,462, Mr. Wisniewski $12,462, Mr. Guenthardt $12,462 and Mr. Remick $5,308; (ii) for fiscal year 2008 — Mr. Cloues $10,231, Mr. Melchiorre $10,010, Mr. Bowen $10,231, Mr. Guenthardt $10,231 and Mr. Remick $10,231; and (iii) for fiscal year 2007 — Mr. Cloues $10,000, Mr. Melchiorre $10,000, Mr. Bowen $10,000, Mr. Guenthardt $10,000 and Mr. Remick $10,000.

(e) Company and subsidiary payments for estimated income taxes with respect to additional life and, in the case of Mr. Cloues, disability insurance on behalf of the following named executive officers: (i) for fiscal year 2009 — Mr. Cloues $12,357, Mr. Bowen $903, Mr. Wisniewski $578, Mr. Guenthardt $301 and Mr. Remick $418; (ii) for fiscal year 2008 — Mr. Cloues $12,183, Mr. Bowen $872, Mr. Guenthardt $313 and Mr. Remick $990; and (iii) for fiscal year 2007 — Mr. Cloues $13,381, Mr. Bowen $692, Mr. Guenthardt $188 and Mr. Remick $949.

(f) Miscellaneous perquisite and other personal benefits, including additional life insurance and vehicle-related costs, none of which exceeded the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for the named executive in any of fiscal years 2009, 2008 or 2007.

(5)	Mr. Remick resigned from his positions as Senior Vice President, Chief Financial Officer and Treasurer of the Company, effective May 29, 2009.

Grants of Plan-Based Awards
The following table sets forth certain information regarding grants of plan-based awards during fiscal year 2009 to our named executive officers.

		All Other Stock
		Awards: Number of	Grant Date Fair
		Shares of Stock	Value of Stock
Name	Grant Date	(#) (1)	Awards ($) (2)
Edward B. Cloues, II	5/14/09	2,000	$141,620
Donald W. Melchiorre	5/14/09	1,000	$70,810
Kevin C. Bowen	5/14/09	1,000	$70,810
Robert E. Wisniewski	5/14/09	1,000	$70,810
Lukas Guenthardt	5/14/09	1,000	$70,810
Ronald R. Remick (former Chief Financial Officer) (3)	—	0	0

(1)	The number of shares represents RSUs granted to each named executive officer.

(2)	Based on the closing price of our Common Stock of $70.81 on the May 14, 2009 grant date, as quoted on the NASDAQ Global Select Market.

(3)
Mr. Remick resigned from his positions as Senior Vice President, Chief Financial Officer and Treasurer of the Company, effective May 29, 2009. No plan-based awards were made to him in fiscal year 2009.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information regarding outstanding equity awards as of January 2, 2010 held by our named executive officers.

	Option Awards (1)				Stock Awards
							Market
	Number of	Number of			Number of		Value of
	Securities	Securities			Shares or		Shares or
	Underlying	Underlying			Units of		Units of
	Unexercised	Unexercised	Option		Stock That		Stock That
	Options	Options	Exercise	Option	Have Not		Have Not
	(#)	(#)	Price	Expiration	Vested		Vested
Name	Exercisable	Unexercisable	($)	Date	(#)		($) (7)
Edward B. Cloues, II	10,000	0	$12.20	7/19/2011	3,000	(2)	$326,250
					3,000	(3)	$326,250
					3,000	(4)	$326,250
					2,000	(5)	$217,500

Donald W. Melchiorre	0	0	0	—	1,500	(2)	$163,125
					1,500	(3)	$163,125
					1,500	(4)	$163,125
					1,000	(5)	$108,750

Kevin C. Bowen	10,000	0	$12.20	7/19/2011	1,500	(2)	$163,125
					1,500	(3)	$163,125
					1,500	(4)	$163,125
					1,000	(5)	$108,750

Robert E. Wisniewski	0	0	0	—	1,000	(5)	$108,750
					2,500	(6)	$271,875

Lukas Guenthardt	19,000	0	$12.20	7/19/2011	1,500	(2)	$163,125
					1,500	(3)	$163,125
					1,500	(4)	$163,125
					1,000	(5)	$108,750

Ronald R. Remick (former Chief Financial Officer) (8)	0	0	0	—	—		—

(1)	All option awards are fully vested.

(2)	These restricted stock awards were granted on May 5, 2006 and will vest on May 5, 2010.

(3)	These restricted stock awards were granted on May 11, 2007 and will vest on May 11, 2011.

(4)	These restricted stock awards were granted on July 17, 2008 and will vest on July 17, 2012.

(5)	These restricted stock unit awards were granted on May 14, 2009 and will vest on May 14, 2013.

(6)	These restricted stock awards were granted on February 23, 2008 and will vest on February 23, 2012.

(7)	Based on the closing price ($108.75 per share) of our Common Stock as quoted on the NASDAQ Global Select Market on December 31, 2009, which was the final trading day in fiscal year 2009.

(8)
Mr. Remick resigned from his positions as Senior Vice President, Chief Financial Officer and Treasurer of the Company, effective May 29, 2009, at which time he forfeited a total of 4,500 shares of unvested restricted stock pursuant to the terms of the applicable restricted stock award agreements.

Option Exercises and Vested Stock Awards
The following table sets forth certain information regarding stock option exercises by our named executive officers and the vesting of stock awards held by our named executive officers during fiscal year 2009. All monetary amounts in this table, including the footnotes, have been rounded to the nearest dollar.

	Option Awards			Stock Awards
	Number of Shares			Number of Shares
	Acquired on		Value Realized on	Acquired on		Value Realized on
	Exercise		Exercise	Vesting		Vesting
Name	(#)		($) (1)	(#)		($) (2)
Edward B. Cloues, II	10,000	(3)	$719,700	3,000	(6)	$211,140
	10,000	(4)	$787,000
	10,000	(5)	$846,900

Donald W. Melchiorre	0		0	1,500	(7)	$105,570

Kevin C. Bowen	10,000	(8)	$786,000	1,500	(9)	$105,570

Robert E. Wisniewski	0		0	0		0

Lukas Guenthardt	0		0	1,500	(10)	$105,570

Ronald R. Remick	5,000		$309,900	1,500		$105,570
(former Chief Financial Officer) (11)	5,000		$271,000
	2,500		$119,450
	2,500		$114,188

(1)
Calculated by multiplying the number of shares acquired on the exercise of the option award by the difference between the exercise price and the market price of a share of our Common Stock as quoted on the NASDAQ Global Select Market on the date of exercise.

(2)
Amounts reflect the market value of the shares on the day the shares vested (May 13, 2009 in each case), based on the closing price ($70.38 per share) of our Common Stock as quoted on the NASDAQ Global Select Market on that date.

(3)	2,524 of these shares of Common Stock, representing $212,445, were withheld to satisfy tax withholding requirements incident to the exercise of the option to purchase 10,000 shares.

(4)	3,345 of these shares of Common Stock, representing $304,061, were withheld to satisfy tax withholding requirements incident to the exercise of the option to purchase 10,000 shares.

(5)	3,454 of these shares of Common Stock, representing $334,658, were withheld to satisfy tax withholding requirements incident to the exercise of the option to purchase 10,000 shares.

(6)	750 of these shares of Common Stock, representing $52,785, were withheld to satisfy tax withholding requirements incident to the vesting of the 3,000 shares.

(7)	442 of these shares of Common Stock, representing $31,108, were withheld to satisfy tax withholding requirements incident to the vesting of the 1,500 shares.

(8)
2,817 of these shares of Common Stock, representing $255,784, were withheld to satisfy tax withholding requirements incident to the exercise of the option to purchase 10,000 shares. Mr. Bowen traded in 1,343 shares of Common Stock, representing $121,944, to satisfy the exercise cost of this option.

(9)	488 of these shares of Common Stock, representing $34,345, were withheld to satisfy tax withholding requirements incident to the vesting of the 1,500 shares.

(10)	442 of these shares of Common Stock, representing $31,108, were withheld to satisfy tax withholding requirements incident to the vesting of the 1,500 shares.

(11)
Mr. Remick resigned from his positions as Senior Vice President, Chief Financial Officer and Treasurer of the Company, effective May 29, 2009, at which time he forfeited a total of 4,500 shares of unvested restricted stock pursuant to the terms of the applicable restricted stock awards.

Employment Agreements and Potential Payments Upon Termination or Change of Control
Mr. Cloues
Mr. Cloues was employed by us during fiscal year 2009 under an employment agreement pursuant to which he served as our Chairman of the Board and Chief Executive Officer. Effective March 31, 2008, the Compensation and Human Resources Committee (the “Committee”) of our Board of Directors approved a 3.5% base salary increase for Mr. Cloues, raising his annual base salary to $530,700. On February 9, 2009, we determined that due to the global economic crisis and anticipated slowdown in business, none of our employees, including Mr. Cloues, would receive base salary increases until at least the end of the third quarter 2009. On June 26, 2009, we extended this freeze on base salaries of all of our employees, including our named executive officers, through March 2010. Further, in June 2009, Mr. Cloues, along with our other named executive officers, voluntarily agreed to an 8% reduction in his base salary for 13 two-week pay periods starting July 6, 2009 and ending December 31, 2009. Since January 1, 2010, Mr. Cloues and all of our other named executive officers have been receiving their regular base salaries.
Under the amended and restated employment agreement with Mr. Cloues, dated as of November 11, 2008, which superseded his prior employment agreement, Mr. Cloues is entitled to an annual base salary of not less than his current annual base salary, bonuses as determined by the Committee, a car allowance of not less than $12,000 annually, an annual physical examination, vacation of six weeks per year and participation in employee benefits of the Company on the same basis as other senior level executives. Mr. Cloues also receives reimbursement on an after-tax basis of the premiums he pays for certain specified term life and disability insurance coverages.
Mr. Cloues’ employment agreement provides that he can terminate his employment, with or without good reason, upon not less than 90 days’ prior written notice. For purposes of Mr. Cloues’ employment agreement, the term “good reason” means the failure by us to observe or perform any of the material terms or provisions set forth in Mr. Cloues’ employment agreement. We may terminate his employment without cause (as defined in his employment agreement) upon not less than 30 days’ prior written notice to Mr. Cloues. In the absence of a change of control, if we terminate his employment without cause or Mr. Cloues terminates his employment for good reason, Mr. Cloues will be entitled to a lump sum payment equal to 200% of his then-annual base salary and car allowance. In addition, Mr. Cloues will receive a lump sum payment equal to the cost that would be incurred under our plans to provide health care benefits for the two-year period following his termination date comparable to the coverage existing at the time of termination, less the cost paid by active Company employees for comparable coverage, with the difference being grossed up to cover the estimated federal, state and local income and FICA taxes on such amount. If Mr. Cloues’ employment had been terminated by us without cause or had he resigned for good reason, in either case effective as of January 2, 2010, in the absence of a change of control, he would have been entitled to receive an aggregate lump sum payment equal to approximately $1,115,943. In addition, he would be entitled to receive a payment for the value of supplemental health insurance provided to him and his dependents for certain health care costs not otherwise covered by his existing health insurance for a two-year period, which value is difficult to quantify since the program is effectively self-insured by the Company up to $100,000 per calendar year for the insured employee and his dependents.

In the event Mr. Cloues’ employment is terminated on account of disability, he will be entitled to receive two years of his then-annual base salary and car allowance, less the present value of any payments that are expected to be made to him during the two-year period following his termination date under any disability benefit programs. In addition, Mr. Cloues will receive a lump sum payment equal to the cost that would be incurred under the Company’s plans to provide health care benefits for the two-year period following his termination date comparable to the coverage existing at the time of termination, less the cost paid by active Company employees for comparable coverage, with the difference being grossed up to cover the estimated federal, state and local income and FICA taxes on such amount. If Mr. Cloues’ employment had been terminated on account of disability, effective as of January 2, 2010, he would have been entitled to receive an aggregate lump sum payment equal to approximately $1,115,943, assuming no payments would be made to him under any disability benefit programs. In addition, he would be entitled to receive a payment for the value of supplemental health insurance provided to him and his dependents for certain health care costs not otherwise covered by his existing health insurance for a two-year period, which value is difficult to quantify since the program is effectively self-insured by the Company up to $100,000 per calendar year for the insured employee and his dependents.
In the event of Mr. Cloues’ death, we will pay to his personal representative an amount equal to his base salary for the month in which he dies and for three months thereafter. If Mr. Cloues’ employment had been terminated on account of his death, effective as of January 2, 2010, we would have paid his personal representative a lump sum payment equal to $176,900.
Mr. Cloues’ employment is subject to termination by our Board of Directors at any time for “cause”, in which case Mr. Cloues would not be entitled to receive any severance payments.
Mr. Cloues’ employment agreement includes provisions relating to a termination of employment that occurs during the period beginning on the date of a change of control (as defined in his employment agreement) and ending on the first to occur of (i) the date that is one year after the change of control or (ii) March 1 following the end of the calendar year in which the change of control occurs. If, during this period, Mr. Cloues’ employment is terminated by us or any successor for any reason other than death, disability or cause or Mr. Cloues resigns for any reason, we will pay him (i) an amount equal to three times his annual base salary and car allowance in effect either immediately prior to his termination of employment or immediately prior to the change of control, whichever is higher; (ii) an amount equal to the cost that would be incurred by Mr. Cloues for medical and other health care benefits that were provided to Mr. Cloues immediately prior to the termination of his employment or immediately prior to the change of control, whichever is higher, for the two-year period following his termination date comparable to the coverage existing at the time of termination, less the cost paid by active Company employees for comparable coverage, with the difference being grossed up to cover the estimated federal, state and local income and FICA taxes on such amount; (iii) an amount equal to the after-tax cost that Mr. Cloues would incur to continue certain specified life and disability insurance coverages for the two-year period following his termination date; and (iv) an amount equal to the spread on any stock options held by him, whether or not such stock options were exercisable at the date of his termination.
In the event that Mr. Cloues’ employment had been terminated upon a change of control of the Company, effective as of January 2, 2010, he would have been entitled to receive an aggregate lump sum payment equal to approximately (a) $1,628,100, which represents three times his annual base salary and car allowance in effect on January 2, 2010, plus (b) $965,500, which represents an amount equal to the spread (the excess of market value (which was $108.75 per share as of January 2, 2010) over the exercise price) on all stock options held by him as of January 2, 2010, plus (c) $30,543, which represents the approximate after-tax cost of continuing his health care benefits for the two-year period following January 2, 2010, as described above plus (d) $57,038, which represents the after-tax cost of continuing his life and disability insurance coverages for the two-year period following January 2, 2010. In addition, he would be entitled to receive a payment for the value of supplemental health insurance provided to him and his dependents for certain health care costs not otherwise covered by his existing health insurance for a two-year period, which value is difficult to quantify since the program is effectively self-insured by the Company up to $100,000 per calendar year for the insured employee and his dependents. Mr. Cloues held options to purchase 10,000 shares of our Common Stock as of January 2, 2010, with an exercise price of $12.20 per share.
Mr. Cloues also held 2,000 RSUs and restricted stock grants for 9,000 shares of our Common Stock as of January 2, 2010. Pursuant to the terms of the applicable equity compensation plans, these RSUs and restricted stock grants become fully vested upon a “change of control” (as defined in the applicable equity compensation plans). If there had been a “change of control” of the Company on January 2, 2010, the restrictions and conditions on all 2,000 RSUs and 9,000 shares of unvested restricted stock of the Company held by Mr. Cloues would have immediately lapsed.

The employment agreement provides that if any payments to be made or benefits to be provided to Mr. Cloues under his employment agreement or otherwise would result in his being subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, we will pay Mr. Cloues an additional gross-up amount to cover the excise taxes imposed by Section 4999 of the Internal Revenue Code and taxes resulting from such gross-up payment. If a “change of control” had occurred on January 2, 2010, no amount would have been payable to Mr. Cloues as an excise tax gross-up payment.
Mr. Cloues’ employment agreement provides that during the term of his employment and for two years thereafter in the event his employment is terminated by us by reason of his disability or for “cause”, Mr. Cloues may not compete with us and may not solicit any of our customers or employees. The non-competition and non-solicitation restriction period is one year if Mr. Cloues resigns for any reason (except after a “change of control”, in which case there is no non-competition or non-solicitation period) or is terminated by us without “cause”.
Messrs. Bowen, Guenthardt and Wisniewski
Messrs. Bowen, Guenthardt and Wisniewski (the “executives”) were employed by us or one of our subsidiaries during fiscal year 2009 under employment agreements with us. Effective March 31, 2008, the Committee approved a 3.5% base salary increase for each of Messrs. Bowen and Guenthardt, raising their annual base salaries to $255,230, and $225,630, respectively. Mr. Wisniewski became an employee of a Company subsidiary on February 23, 2008 at an annual salary of $190,000 and with a signing bonus of $12,500 per quarter for four quarters (subsequently extended for another quarter until he replaced Mr. Remick as the Company’s Chief Financial Officer), which signing bonus was viewed by both parties as additional salary. On February 9, 2009, we determined that, due to the global economic crisis and anticipated slowdown in business, none of our employees, including the executives, would receive base salary increases until at least the end of the third quarter 2009. On June 26, 2009, we extended this freeze on base salaries of all of our employees, including the executives, through March 2010. Although the Committee determined that Mr. Wisniewski would not receive a base salary increase, under the terms of his employment agreement, which was amended and restated on March 26, 2009 to reflect his anticipated election to the positions of Chief Financial Officer, Senior Vice President and Treasurer of K-Tron, Mr. Wisniewski’s annual base salary was increased to $240,000, effective May 30, 2009, but his quarterly signing bonus was ended, netting out to no effective change in his salary. Further, each of Messrs. Bowen, Guenthardt and Wisniewski voluntarily agreed to an 8% reduction in his base salary for 13 two-week pay periods starting July 6, 2009 and ending December 31, 2009. Since January 1, 2010, the executives have been receiving their regular base salaries.
The amended and restated employment agreements with each of Mr. Bowen and Mr. Guenthardt, dated as of November 11, 2008, and the amended and restated employment agreement with Mr. Wisniewski, dated as of March 26, 2009, each supersedes such executive’s prior employment agreement with us (such agreements collectively, the “Amended Agreements”). Under the Amended Agreements, the executives are entitled to an annual base salary of not less than their current base salaries, bonuses as determined by the Committee, a car allowance of not less than $12,000 annually, vacation of five weeks per year and participation in employee benefits of the Company on the same basis as other senior level executives. We may reduce the executives’ annual base salaries in the event reductions are generally being made for other officers of K-Tron or of our subsidiaries holding comparable positions.
The Amended Agreements provide that an executive may terminate employment upon not less than 90 days’ prior written notice. Employment is also subject to termination by reason of an executive’s disability or by our Board of Directors at any time for “cause” (as defined in the Amended Agreements). In any of these cases, the executive would not be entitled to receive any severance payments.
Under each of Messrs. Bowen’s, Guenthardt’s and Wisniewski’s employment agreement, we have the right to terminate the employment of the executive at any time without cause upon 30 days’ prior written notice and the executive may resign for good reason upon 90 days’ prior written notice. For purposes of the employment agreements with Messrs. Bowen, Guenthardt and Wisniewski, before the occurrence of a change of control, “good reason” means any action or inaction that constitutes a material breach of the employment agreement by us or our subsidiaries, including failure to obtain from our successors the express assumption required by the employment agreement. On or after a change of control, the term “good reason” means: (i) a material diminution of the executive’s base salary; (ii) a material change in the geographic location at which the executive must perform services, which means the relocation of the executive’s principal location of work to any location that is in excess of 50 miles from the location immediately prior to such relocation; (iii) a material diminution in the executive’s authority, duties or responsibilities; or (iv) any action or inaction that constitutes a material breach of the employment agreement by us or our subsidiaries, including failure to obtain from our successors the express assumption required under the employment agreement.

If we terminate the executive’s employment without cause or the executive resigns for good reason, and he executes a written release, we will pay him a lump sum amount equal to 100% of his then-annual base salary and car allowance. In addition, he will receive a lump sum payment equal to the cost that would be incurred under our plans to continue health care benefits for the one-year period following his termination date, less the cost paid by active Company employees for comparable coverage, with the difference being grossed up to cover the estimated federal, state and local income and FICA taxes on such amount. If the employment of Messrs. Bowen, Guenthardt and Wisniewski were terminated without cause or such executive resigned for good reason, in either case effective as of January 2, 2010, such executive would have been entitled to receive an aggregate lump sum payment of approximately $291,103, $258,471 and $252,000, respectively. In addition, Messrs. Bowen, Guenthardt and Wisniewski would be entitled to receive a payment for the value of supplemental health insurance provided to each of them and their dependents for certain health care costs not otherwise covered by their existing health insurance for a one-year period, which value is difficult to quantify since the program is effectively self-insured by the Company up to $100,000 per calendar year for the insured employee and his dependents.
In the event of the death of any of the executives, we will pay to the executive’s personal representative an amount equal to the executive’s base salary for the month in which he dies and for three months thereafter. Had any of Messrs. Bowen, Guenthardt or Wisniewski died on January 2, 2010, we would have paid the personal representative of each such executive an amount equal to $85,077, $75,210 and $80,000, respectively.
As of January 2, 2010, Messrs. Bowen and Guenthardt each held restricted stock grants for 4,500 shares of our Common Stock, Mr. Wisniewski held a restricted stock grant for 2,500 shares of our Common Stock and Messrs. Bowen, Guenthardt and Wisniewski each held 1,000 RSUs. Pursuant to the terms of the applicable equity compensation plans, these restricted stock grants and RSUs become fully vested upon a “change of control” (as defined in the applicable equity compensation plans). If there had been a “change of control” of the Company on January 2, 2010, the restrictions and conditions on all shares of unvested restricted stock and RSUs of the Company held by each of them would have immediately lapsed.
The Amended Agreements provide that during the term of each executive’s employment and for one year thereafter in the event his employment is terminated by us by reason of his disability or for “cause”, or in the event the executive voluntarily terminates his employment, the executive may not compete with us and may not solicit any of our customers or employees.
Mr. Remick
Mr. Remick was employed as our Senior Vice President, Chief Financial Officer and Treasurer under an employment agreement with K-Tron until his resignation, effective May 29, 2009. Under his employment agreement, he was entitled to receive an annual base salary, which could be increased from time to time, and such additional compensation, including bonus payments, as may be awarded to him. Upon his resignation, Mr. Remick was paid $9,853 for accrued vacation time, and he forfeited 4,500 shares of unvested restricted stock of the Company.

Director Compensation
The following table sets forth certain information regarding director compensation during the fiscal year ended January 2, 2010.

	Fees Earned
	or Paid in
	Cash	Total
Name	($) (1)	($)
Edward B. Cloues, II	0	0
Norman Cohen	$51,000	$51,000
Robert A. Engel	$49,000	$49,000
Edward T. Hurd	$50,000	$50,000
Richard J. Pinola	$57,500	$57,500

(1)
Amounts in this column reflect amounts paid in cash in fiscal year 2009 to directors who are not employees of the Company for their membership on our Board of Directors and committees of our Board of Directors. Mr. Cloues, who is our Chairman of the Board and Chief Executive Officer, did not receive any separate payments for his service as a director.

Directors who are not employees of K-Tron receive an annual retainer of $40,000, a $5,000 annual retainer for membership on the Audit Committee, a $2,500 annual retainer for membership on the Compensation and Human Resources Committee, a $1,000 annual retainer for membership on the Executive Committee and $1,000 for each Board meeting attended. Also, the Chairperson of the Audit Committee is paid an additional $5,000 annual retainer for his service in such capacity, and the Chairperson of the Compensation and Human Resources Committee is paid an additional $2,500 annual retainer for his service in such capacity. All retainers are paid on a prorated quarterly basis. Directors do not normally receive compensation for their participation in telephone meetings or for their attendance at committee meetings.
Compensation and Human Resources Committee Interlocks and Insider Participation
The current members of our Compensation and Human Resources Committee, both of whom were members of the Compensation and Human Resources Committee throughout fiscal year 2009, are Norman Cohen and Richard J. Pinola. Neither member of this Committee was an officer or employee of K-Tron or any of its subsidiaries during fiscal year 2009, was formerly an officer of K-Tron or any of its subsidiaries, or had any relationship with K-Tron since the beginning of fiscal year 2009 which requires disclosure under applicable SEC regulations. In fiscal year 2009, none of our executive officers served as a member of the board of directors or compensation committee of any entity that had or has one or more executive officers serving on our Board of Directors or our Compensation and Human Resources Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information as of March 1, 2010 (or as of such other dates as are indicated in footnotes 5 through 8 to such table) with respect to shares of our Common Stock beneficially owned by each of our directors, named executive officers, all of our directors and executive officers as a group and each person we believe to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock. Except as indicated below, the shareholders who are directors and named executive officers share voting and investment power, with respect to shares owned by each of them, with Hillenbrand, pursuant to a Voting Agreement, dated as of January 8, 2010 (the “Voting Agreement”), by and between Hillenbrand, Merger Sub and such directors and named executive officers (collectively, the “Voting Agreement Shareholders”). Except as indicated in, and based on the information provided in, footnotes 5 though 8 to the table below, we understand that the “Other 5% Shareholders” listed in the table have sole voting and investment power with respect to the shares owned by them. The number of shares in the table below includes shares issuable upon the exercise of outstanding stock options to the extent that such options are exercisable by the director, executive officer or shareholder on or within 60 days after March 1, 2010. In the case of our directors and executive officers, the information below has been provided by such persons at our request.

		Percent of
	Number of Shares	Common Stock
Name of Individual or Identity of Group	of Common Stock	Outstanding

Directors and Named Executive Officers:

Edward B. Cloues, II (1)(2)	246,487	8.64%
Lukas Guenthardt (1)(3)	36,355	1.27%
Kevin C. Bowen (1)	29,095	1.02%
Richard J. Pinola (1)	18,314	*
Robert A. Engel (1)	12,500	*
Donald W. Melchiorre	4,500	*
Norman Cohen (1)	4,469	*
Edward T. Hurd	3,500	*
Robert E. Wisniewski	2,500	*
Ronald R. Remick (Former Chief Financial Officer, resigned effective May 29, 2009)	23,400	*

All directors and executive officers as a group (9 persons) (4)	357,720	12.36%

Other 5% Shareholders:

D. F. Dent & Company, Inc. (5)	170,594	6.00%
T. Rowe Price Associates, Inc. (6)	256,923	9.04%
Royce & Associates, LLC (7)	196,738	6.92%
Hillenbrand, Inc. (8)	0	0%

*	Less than 1%

(1)
Includes with respect to Mr. Cloues 10,000 shares, Mr. Guenthardt 19,000 shares, Mr. Bowen 10,000 shares, Mr. Pinola 6,000 shares, Mr. Engel 6,000 shares and Mr. Cohen 2,000 shares, all of which shares underlie options that are currently exercisable or will be exercisable within 60 days after March 10, 2010. All such shares, to the extent the related options are not exercised prior to the closing of the Merger, are not subject to the Voting Agreement, and; with respect to these shares, sole voting and investment power is not shared with Hillenbrand (but if any of the options were exercised, the shares covered thereby would be subject to the Voting Agreement).

(2)
Includes 22,000 shares as to which Mr. Cloues shares voting and investment power with Mrs. Jan Beebe, the beneficial owner, by power of attorney, and 1,200 shares as to which Mr. Cloues shares voting and investment power with his mother, Mrs. Jeannette C. Cloues, also by power of attorney. All such shares are not subject to the Voting Agreement, and with respect to these shares, voting and investment power is not shared with Hillenbrand. Mr. Cloues does not have an economic interest in Mrs. Beebe’s or Mrs. Cloues’ shares and disclaims beneficial ownership of such shares. Mr. Cloues is not related to Mrs. Beebe. The business address of Mr. Cloues is c/o K-Tron International, Inc., Routes 55 and 553, P.O. Box 888, Pitman, New Jersey 08071.

Also includes 100 shares of Common Stock held by Mr. Cloues that are not subject to the Voting Agreement and over which he has sole voting and investment power.

(3)	Includes 11,797 shares as to which Mr. Guenthardt shares voting and investment power with his wife.

(4)
Includes 53,000 shares subject to currently exercisable options or options that will be exercisable within 60 days after March 10, 2010. All such shares, to the extent the related options are not exercised prior to the closing of the Merger, are not subject to the Voting Agreement, and with respect to these shares, sole voting and investment power is not shared with Hillenbrand (but if any of the options were exercised, the shares covered thereby would be subject to the Voting Agreement).

(5)
As reflected in a Schedule 13G/A filed February 19, 2010. According to D.F. Dent & Company, Inc. (“Dent”), it (a) is a registered investment advisor and (b) has sole dispositive power over all such shares. The principal address of Dent is 2 East Read Street, 6th Floor, Baltimore, Maryland 21202.

(6)
As reflected in Amendment No. 18 to Schedule 13G filed February 12, 2010. According to T. Rowe Price Associates, Inc. (“Price Associates”), it (a) is a registered investment adviser, (b) has sole dispositive power over all such shares and (c) has sole voting power over 600 shares. 256,323 of the shares are owned by T. Rowe Price Small-Cap Value Fund, Inc. (“Small-Cap Value Fund”), a registered investment company, as to which Price Associates serves as investment adviser with power to direct investments. According to Small-Cap Value Fund, it has sole voting power over such shares. The principal address of Price Associates is 100 East Pratt Street, Baltimore, Maryland 21202.

(7)
As reflected in Amendment No. 2 to Schedule 13G filed January 25, 2010. According to Royce & Associates, LLC (“Royce”), it (a) is a registered investment advisor and (b) has sole voting and sole dispositive power over all such shares. The principal address of Royce is 745 Fifth Avenue, New York, NY 10151.

(8)
As reflected in a Schedule 13D filed by Hillenbrand on January 15, 2010, Hillenbrand may be deemed, pursuant to the Voting Agreement, to have beneficial ownership of 334,420 shares of our Common Stock, which includes 281,420 shares of our Common Stock and 53,000 shares of our Common Stock that would be issuable upon exercise of outstanding options held by Mr. Cloues, Mr. Guenthardt, Mr. Bowen, Mr. Pinola, Mr. Engel and Mr. Cohen if such options were exercised within 60 days after March 10, 2010. Hillenbrand does not directly own any shares of our Common Stock as of the date hereof.

Changes of Control
Under the Voting Agreement, which was entered into in connection with the Merger Agreement, the Voting Agreement Shareholders have agreed, in their capacity as shareholders, and subject to certain conditions therein, to vote or cause to be voted 281,420 shares of our Common Stock (the “Subject Shares”) held in the aggregate by the Voting Agreement Shareholders in favor of the approval of the Merger Agreement and the Merger contemplated thereby. The Subject Shares constituted 9.9% of the outstanding shares of our Common Stock as of March 10, 2010. The consummation of the Merger will effect a change of control of the Company, which will become a wholly-owned subsidiary of Hillenbrand.
Under the terms of the Voting Agreement, each Voting Agreement Shareholder has agreed to certain restrictions on the transferability of his shares of Common Stock and the transferability of certain voting rights and has granted Hillenbrand an irrevocable proxy with respect to the Subject Shares. The irrevocable proxy permits Hillenbrand, whose principal office is located at One Batesville Boulevard, Batesville, Indiana 47006, to vote the Subject Shares in the manner set forth in the preceding paragraph. The Voting Agreement terminates upon the earlier of (a) termination of the Merger Agreement or (b) the effective time of the Merger.
Related Shareholder Matters
The following table sets forth certain information as of January 2, 2010, our fiscal year-end, with respect to our compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information

			Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	53,000	$14.15	170,950

Equity compensation plans not approved by security holders	0	0.00	0

Total	53,000	$14.15	170,950

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
During fiscal year 2009, we were not a party to any transaction involving an amount in excess of $120,000 in which any related person (as such term is defined in Item 404 of Regulation S-K promulgated by the SEC) had a direct or indirect material interest.
Affirmative Determination Regarding Director Independence and Other Corporate Governance Matters
We operate within a comprehensive plan of corporate governance for the purpose of defining director independence, assigning Board responsibilities, setting high standards of professional and personal conduct for directors, officers and employees and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance.
Our Board has determined that the following directors, constituting four of our five directors and thus a majority of our Board, are each an “independent director” as such term is defined in Nasdaq Marketplace Rule 4200(a)(15): Norman Cohen, Robert A. Engel, Edward T. Hurd and Richard J. Pinola. Our Board also has determined that each member of the Audit Committee and of the Compensation and Human Resources Committee meets the independence requirements applicable to those committees as prescribed by the Nasdaq, the SEC, the Internal Revenue Service and applicable committee charters.
Item 14. Principal Accounting Fees and Services.
Grant Thornton LLP audited our financial statements for fiscal years 2009, 2008 and 2007.
There have been no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to that firm’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for any of fiscal years 2009, 2008 and 2007.

Audit and Tax Fees
K-Tron was billed approximately the following fees by Grant Thornton LLP for services in fiscal years 2009 and 2008:

	2009	2008
Audit Fees	$643,000	$680,000
Tax Fees	14,000	—
Other Fees	10,000	—

Total	$667,000	$680,000

Audit Fees in both years consisted of fees for the audits of K-Tron’s consolidated annual financial statements and its internal control over financial reporting, the review of K-Tron’s consolidated interim financial statements contained in our quarterly reports on Form 10-Q and the performance of audits of certain of our foreign subsidiaries in accordance with statutory requirements.
Tax Fees in 2009 were for tax consulting with respect to a state tax appeal. Other Fees in 2009 were for services related to the Merger.
Audit-Related Fees
There were no fees billed in fiscal year 2009 or 2008 for professional services rendered by Grant Thornton LLP for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not included in the audit fees for those years.
All Other Fees
There were no fees billed in fiscal year 2009 or 2008 for professional services rendered by Grant Thornton LLP for products or services that are not disclosed above.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants
The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accountants, including audit services, audit-related services, tax services and other services. The Audit Committee has not adopted a policy for the pre-approval of any services provided by our independent registered public accountants.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) 1. Financial Statements. The following consolidated financial statements are filed as part of this annual report on Form 10-K:
2. Financial Statement Schedule. The following consolidated financial statement schedule is filed as part of this annual report on Form 10-K:

Page

Schedule II — Valuation and Qualifying Accounts for the Fiscal Years Ended January 2, 2010, January 3, 2009 and December 29, 2007	S-1
3. Exhibits. The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number	Description

2.1
Agreement and Plan of Merger, dated as of January 8, 2010, by and among Hillenbrand, Inc., Krusher Acquisition Corp. and K-Tron International, Inc. (Filed as Exhibit 2.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2010 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 and incorporated herein by reference)

3.2	Amended and Restated By-laws (Filed as Exhibit 3.1 to our report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007 and incorporated herein by reference)

4.1
Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2001 and incorporated herein by reference)

4.2
Amendment, dated as of January 8, 2010, to Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2010 and incorporated herein by reference)

Exhibit
Number	Description

10.1
K-Tron International, Inc. 2006 Equity Compensation Plan, as amended on May 11, 2007 (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference) **

10.2
K-Tron International, Inc. 1996 Amended and Restated Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to our annual report on Form 10-K for the year ended January 2, 1999 and incorporated herein by reference) **

10.3
Amendment 2001-1 to the K-Tron International, Inc. 1996 Amended and Restated Equity Compensation Plan (Filed as Exhibit 10.4 to our annual report on Form 10-K for the year ended December 29, 2001 and incorporated herein by reference) **

10.4
Amended and Restated Employment Agreement, dated as of November 11, 2008, by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference)**

10.5
Amended and Restated Employment Agreement, dated as of November 11, 2008, by and between K-Tron International, Inc. and Kevin C. Bowen (Filed as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference)**

10.6
Amended and Restated Employment Agreement, dated as of November 11, 2008, by and between K-Tron International, Inc. and Lukas Guenthardt (Filed as Exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference)**

10.7
Amended and Restated Employment Agreement, dated as of March 26, 2009, by and between K-Tron International, Inc. and Robert E. Wisniewski (Filed as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2009 and incorporated herein by reference)**

10.8
Form of Indemnification Agreement with our current directors and officers listed in Exhibit 10.9, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to our annual report on Form 10-K for the year ended January 1, 2000 and incorporated herein by reference)**

10.9
List of current directors and officers with an Indemnification Agreement in the form provided in Exhibit 10.8 (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended July 4, 2009 and incorporated herein by reference)**

10.10
Loan Agreement, dated as of September 29, 2006, among K-Tron International, Inc., K-Tron Investment Co., K-Tron Technologies, Inc., K-Tron America, Inc., Gundlach Equipment Corporation, Pennsylvania Crusher Corporation and Jeffrey Specialty Equipment Corporation, as Borrowers and the Financial Institutions referred to on the signature pages as Lenders and Citizens Bank of Pennsylvania, individually as a Lender and as Agent (Filed as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006 and incorporated herein by reference)

10.11
Voting Agreement, dated as of January 8, 2010, by and among Hillenbrand, Inc., Krusher Acquisition Corp. and certain shareholders of K-Tron International, Inc. (Filed as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2010 and incorporated herein by reference)

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

K-TRON INTERNATIONAL, INC.
Date: March 15, 2010	By:	/s/ EDWARD B. CLOUES, II
Edward B. Cloues, II
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity

/s/ EDWARD B. CLOUES, II Edward B. Cloues, II	March 15, 2010	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/s/ ROBERT E. WISNIEWSKI Robert E. Wisniewski	March 15, 2010	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

/s/ ANDREW T. BOYD Andrew T. Boyd	March 15, 2010	Director of Corporate Accounting and Tax (principal accounting officer)

/s/ NORMAN COHEN Norman Cohen	March 15, 2010	Director

/s/ ROBERT A. ENGEL Robert A. Engel	March 15, 2010	Director

/s/ EDWARD T. HURD Edward T. Hurd	March 15, 2010	Director

/s/ RICHARD J. PINOLA Richard J. Pinola	March 15, 2010	Director

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Fiscal Years Ended
January 2, 2010, January 3, 2009 and December 29, 2007
(With Report of Independent Registered Public Accounting Firm)

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
K-Tron International, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of K-Tron International, Inc. (a New Jersey corporation) and Subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing on page S-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-Tron International, Inc. and Subsidiaries as of January 2, 2010 and January 3, 2009, and the consolidated results of their operations and their cash flows for the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K-Tron International, Inc. and Subsidiaries’ internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion.
GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 15, 2010

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	January 2,	January 3,
	2010	2009
	(Dollars in thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$62,623	$41,623
Restricted cash	292	530
Accounts receivable, net of allowance for doubtful accounts of $1,387 and $1,214	25,878	36,625
Inventories, net of inventory reserve of $1,786 and $1,390	26,359	28,776
Deferred income taxes	3,109	2,371
Prepaid expenses and other current assets	3,357	4,498

Total current assets	121,618	114,423

Property, plant and equipment, net of accumulated depreciation of $49,051 and $43,338	23,926	26,701
Patents, net of accumulated amortization of $1,843 and $1,673	1,297	1,381
Goodwill	30,279	29,059
Other intangibles, net of accumulated amortization of $3,616 and $2,683	20,433	21,366
Other assets	5,583	6,438
Deferred income taxes	1,100	76

Total assets	$204,236	$199,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,000	$1,662
Accounts payable	10,767	13,156
Accrued expenses and other current liabilities	10,221	11,198
Accrued commissions	4,231	5,285
Customer advances	6,820	7,828
Income taxes payable	2,161	4,170
Deferred income taxes	4,949	3,430

Total current liabilities	40,149	46,729

Long-term debt, net of current portion	7,000	22,000
Deferred income taxes	3,520	3,771
Other non-current liabilities	255	892

Series B Junior Participating Preferred Shares, $0.01 par value.
Authorized 50,000 shares; issued none	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 950,000 shares; issued none	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued 4,866,980 and 4,800,139 shares	49	48
Paid-in capital	31,891	28,455
Retained earnings	137,904	116,349
Accumulated other comprehensive income	13,543	9,483

	183,387	154,335

Treasury stock, 2,028,297 and 2,008,192 shares, at cost	(30,075)	(28,283)

Total shareholders’ equity	153,312	126,052

Total liabilities and shareholders’ equity	$204,236	$199,444

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	For the Fiscal Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(Dollars in thousands, except share data)

Revenues:
Equipment and parts	$180,757	$231,309	$190,088
Services and freight	10,017	11,709	11,497
Other	—	—	92

Total revenues	190,774	243,018	201,677

Cost of revenues:
Equipment and parts	101,225	131,624	105,671
Services and freight	8,277	9,991	9,778

Total cost of revenues	109,502	141,615	115,449

Gross profit	81,272	101,403	86,228

Operating expenses:
Selling, general, and administrative	49,521	60,936	51,961
Research and development	1,871	2,486	2,389

Total operating expenses	51,392	63,422	54,350

Operating income	29,880	37,981	31,878

Other income (expense):
Interest expense, net	(936)	(993)	(1,736)
Gain on sale of investment	2,972	—	—

Income before income taxes	31,916	36,988	30,142

Income tax provision	10,361	11,215	8,821

Net income	$21,555	$25,773	$21,321

Basic earnings per share	$7.64	$9.37	$7.93
Diluted earnings per share	7.50	9.03	7.49

Weighted average common shares outstanding (basic)	2,821,000	2,752,000	2,688,000
Weighted average common and common equivalent shares outstanding (diluted)	2,873,000	2,855,000	2,848,000
See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Fiscal Years ended January 2, 2010, January 3, 2009 and December 29, 2007

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
	(Dollars in thousands, except share data)

Balance, December 30, 2006	4,615,623	$46	$20,319	$69,255	$3,275	2,002,574	$(27,514)	$65,381

Comprehensive income:
Net income	—	—	—	21,321	—	—	—	21,321
Translation adjustments	—	—	—	—	3,237	—	—	3,237
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(236)	—	—	(236)

Total comprehensive income								24,322

Issuance of stock	100,760	1	4,249	—	—	—	—	4,250

Balance, December 29, 2007	4,716,383	47	24,568	90,576	6,276	2,002,574	(27,514)	93,953

Comprehensive income:
Net income	—	—	—	25,773	—	—	—	25,773
Translation adjustments	—	—	—	—	1,200	—	—	1,200
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(254)	—	—	(254)

Total comprehensive income								26,719

Adoption of ASC 715, net of taxes of $638 (See Note 9)	—	—	—	—	2,261	—	—	2,261
Issuance of stock	83,756	1	3,887	—	—	—	—	3,888
Purchase of treasury stock	—	—	—	—	—	5,618	(769)	(769)

Balance, January 3, 2009	4,800,139	$48	$28,455	$116,349	$9,483	2,008,192	$(28,283)	$126,052

Comprehensive income:
Net income	—	—	—	21,555	—	—	—	21,555
Translation adjustments	—	—	—	—	2,539	—	—	2,539
Unrealized gain on interest rate swap, net of tax	—	—	—	—	382	—	—	382
Change in defined benefit plan, net of taxes of $293	—	—	—	—	1,139	—	—	1,139

Total comprehensive income								25,615

Issuance of stock	66,841	1	3,436			—	—	3,437
Purchase of treasury stock	—	—	—	—	—	20,105	(1,792)	(1,792)

Balance, January 2, 2010	4,866,980	$49	$31,891	$137,904	$13,543	2,028,297	$(30,075)	$153,312

See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Fiscal Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
	(Dollars in thousands)
Operating activities:
Net income	$21,555	$25,773	$21,321
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment	(2,972)	—	—
Gain on disposition of assets	—	—	(92)
Depreciation and amortization	6,023	5,952	5,573
Non-cash compensation	613	622	453
Deferred income taxes	(479)	1,139	344
Changes in assets and liabilities-net of business acquired:
Accounts receivable, net	11,306	(5,398)	(1,466)
Inventories, net	2,950	153	(833)
Prepaid expenses and other current assets	1,223	(770)	571
Other assets	(761)	159	125
Accounts payable	(2,787)	1,015	(769)
Accrued expenses and other current liabilities	(5,086)	(1,987)	1,821

Net cash provided by operating activities	31,585	26,658	27,048

Investing activities:
Proceeds from disposition of assets	3,544	—	428
Businesses acquired, net of cash received	—	(400)	(16,339)
Capital expenditures	(1,820)	(3,686)	(2,265)
Restricted cash	238	653	(763)
Other	(86)	(70)	(30)

Net cash provided by (used in) investing activities	1,876	(3,503)	(18,969)

Financing activities:
Proceeds from issuance of long-term debt	—	10,900	24,130
Principal payments on long-term debt	(15,662)	(25,352)	(20,794)
Purchase of common stock	(1,379)	(769)	—
Tax benefit from stock option exercises and vesting of restricted stock grants	1,562	1,619	2,076
Proceeds from issuance of common stock	855	447	1,333

Net cash (used in) provided by financing activities	(14,624)	(13,155)	6,745

Effect of exchange rate changes on cash and cash equivalents	2,163	770	1,991

Net increase in cash and cash equivalents	21,000	10,770	16,815

Cash and cash equivalents:
Beginning of year	41,623	30,853	14,038

End of year	$62,623	$41,623	$30,853

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,157	$1,799	$2,166
Income taxes	10,372	9,573	6,057

Seller financing for businesses acquired	$—	$—	$446
See accompanying notes to consolidated financial statements.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 2, 2010, January 3, 2009 and December 29, 2007
(1) Nature of Operations and Proposed Merger
(a) Nature of Operations
K-Tron International, Inc. and its subsidiaries (“K-Tron” or the “Company”) design, produce, market and service material handling equipment and systems for a wide variety of industrial markets. The Company has manufacturing facilities in the United States, Switzerland and the People’s Republic of China (“China”), and its equipment is sold throughout the world.
(b) Proposed Merger
On January 8, 2010, Hillenbrand, Inc., an Indiana corporation (“Hillenbrand”), Krusher Acquisition Corp., a New Jersey corporation and wholly-owned subsidiary of Hillenbrand (“Merger Sub”) and K-Tron International, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub will merge with and into K-Tron, the separate corporate existence of Merger Sub shall cease and K-Tron shall be the surviving corporation of the merger (the “Merger”). The closing of the Merger is subject to certain customary closing conditions specified in the Merger Agreement.
Upon the consummation of the Merger, (i) K-Tron will become a wholly-owned subsidiary of Hillenbrand and (ii) each share of K-Tron Common Stock will be converted into the right to receive $150.00 in cash (as may be increased in certain limited circumstances, as set forth in the Merger Agreement) (the “Merger Consideration”). In addition, options to acquire K-Tron Common Stock, restricted stock unit awards and shares of unvested restricted stock, in each case that are outstanding immediately prior to the consummation of the Merger, will be converted into the right to receive cash based on the Merger Consideration and the formulas contained in the Merger Agreement.
(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated.
(b) Fiscal Year
The Company’s fiscal year is reported on a fifty-two/fifty-three week period. Each of the fiscal years ended December 29, 2007 (referred to herein as 2007) and January 2, 2010 (referred to herein as 2009) was a fifty-two week period. The fiscal year ended January 3, 2009 (referred to herein as 2008) was a fifty-three week period.
(c) Cash and Cash Equivalents and Restricted Cash
All cash equivalents represent highly liquid, interest-bearing investments purchased with original maturities of three months or less. Restricted cash represents cash reserves that secure outstanding letters of credit. The Company had $47,989,000 and $35,568,000 of unrestricted cash and cash equivalents in foreign bank accounts as of January 2, 2010 and January 3, 2009.
The Company maintain cash balances at financial institutions throughout the world. Accounts are generally insured by various governmental organizations in varying amounts up to $250,000. The Company customarily maintain cash balances in excess of these insurance limits.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
Goodwill and other intangible assets are accounted for in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other”. This statement provides that goodwill and intangible assets with indefinite lives are no longer amortized on a recurring basis, but instead are subject to impairment testing at least annually. The Company does not amortize goodwill, and it amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangible assets which do not have indefinite lives are amortized on a straight-line basis over the expected periods of benefit, which range from 10 to 50 years. In accordance with the provisions of ASC 350, the Company performed impairment tests on goodwill and other intangible assets with indefinite lives, which indicated no impairment in all periods presented.
(h) Income Taxes
Income taxes are accounted for in accordance with ASC 740, “Income Taxes”. Deferred income taxes are provided for differences between amounts shown for financial reporting purposes and those included with tax return filings that will reverse in future periods. Additionally, the effects of income taxes are measured based upon enacted tax laws and rates.
(i) Revenue Recognition and Allowance for Doubtful Accounts
The Company generally recognizes revenue when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Equipment sales generally start with selection by a customer from a series of standard products which are then either slightly modified or combined with other standard or slightly modified products in order to meet the customer’s specific needs. Sales orders may include post-shipment start-up assistance or training, which is not recorded as revenue in accordance with ASC 605, “Revenue Recognition” until the service is performed. Revenue from equipment and parts sales is generally recognized upon shipment and at the point where risk of ownership and title to the product transfer to the customer except in those few cases where customer inspection is still required. In those cases, revenue is not recorded until acceptance is obtained. Cost of revenues is recorded in the period in which the related revenue is recognized. There are certain transactions (“bill and hold”) where revenue is recognized prior to shipment in accordance with ASC 605. Revenue for bill and hold transactions is recorded prior to shipment only when all of the following conditions are met:
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
Prior to the September 14, 2007 acquisition of Rader detailed in Note 3, Acquisitions, Rader used the proportional performance method of accounting for most of its fixed priced sales contracts. This accounting treatment bases performance on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Provisions for estimated losses, if any, are made in the period such losses are determined. Revenues recognized in excess of amounts billed are classified as current assets under “costs and estimated earnings in excess of billings”. Amounts billed to customers in excess of revenues recognized to date are classified as current liabilities under “billings in excess of costs and estimated earnings”. All contracts using the proportional method of accounting were completed during 2008. Contracts entered into after the September 14, 2007 closing of the Rader acquisition are accounted for on the completed contract method instead of the proportional performance method of accounting. The completed contract method is consistently used in all of the Company’s businesses.
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
The Company recognized foreign currency transaction net losses of approximately $217,000, $1,010,000 and $51,000 in 2009, 2008 and 2007. These transaction net losses are recorded within selling, general and administrative expense in the consolidated statements of income.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(l) Share-Based Compensation
The Company adopted the share-based payment provisions of ASC 718, “Compensation – Stock Compensation”, effective January 1, 2006, which require the Company to recognize expense related to the fair value of share-based compensation awards, including stock grants and options.
Prior to the adoption of these share-based payment provisions, the Company did not recognize compensation expense in its income statement for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company did, however, record compensation expense related to restricted stock grants based on the market value of its common stock at the date of grant and the vesting period of the grant.
The Company applies the share-based payment provisions to new awards and to awards modified, repurchased or cancelled after December 31, 2005. Additionally, for unvested awards that existed on the effective date of the Company’s adoption of share-based payment provisions and that were not fully expensed in prior years, either in the Company’s income statement or in pro forma disclosures in the notes thereto, the Company recognizes compensation expense in the same manner as was used in its income statement or for pro forma disclosures prior to the effective date of its adoption of share-based payment provisions.
For 2009, 2008 and 2007, the Company did not have any cost of stock option compensation to be expensed. There were no stock options granted in 2009, 2008 or 2007.
The Company issued 11,550 restricted stock units in May 2009 which vest on the four-year anniversary of the date of grant. Compensation expense related to these restricted stock units is recognized ratably over the four-year period based on the fair value of the underlying shares at the date of grant, which was $70.81 per share.
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
The Company issued 9,000 shares of restricted common stock in May 2007, with the grant vesting on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four-year period based on the fair value of the shares at the grant date, which was $93.50 per share.
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

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(o) Employee Defined Benefit Plan
The Company has a pension plan covering employees of its Swiss subsidiary and certain employees of its German subsidiary (the “Swiss Plan”) which has historically been classified and accounted for as a defined contribution plan. Due to recent changes in the Swiss regulatory environment and subsequent interpretations of the impact of these changes on the pension accounting for employee retirement benefit plans of Swiss companies and by implication, Swiss subsidiaries of U.S. companies, the Company concluded, as of the end of 2008, that there were enough defined benefit features of the Swiss Plan to warrant its treatment as a defined benefit plan for accounting purposes. As a result, the Company adopted the recognition and disclosure requirements of ASC 715, “Compensation – Retirement Benefits”.
ASC 715 requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan, on the consolidated balance sheets as of January 2, 2010 and January 3, 2009, with a corresponding adjustment to accumulated other comprehensive income. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability. If the fair value of the plan assets exceeds the projected benefit obligation, then that difference or funded status represents the pension asset (See Note 9 – Employee Benefit Plans).
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
(q) New Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (the “FASB”) issued a new guidance on the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The new guidance which is now part of ASC 605 “Revenue Recognition” establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This standard also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this standard significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard on our consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. SFAS No. 168 replaces SFAS No. 162, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”). The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification, which modifies structure hierarchy and referencing of financial standards, was effective on a prospective basis for interim and annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP, and did not have a material impact on the Company’s consolidated financial statements other than to change references to accounting standards.
In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855 “Subsequent Events”, establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the guidance did not have an impact on the Company’s consolidated financial statement disclosures.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
In December 2008, the FASB issued new guidance on employers’ disclosures about the plan assets of defined benefit plans, pensions or other postretirement plans. The new guidance which is now part of ASC 715 “Compensation” requires expanded disclosures of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure fair value of plan assets, the impact of measurements using significant unobservable inputs, and concentrations of risks within plan assets. The disclosures required by this standard are effective for fiscal years ending after December 15, 2009, with earlier application permitted. The adoption of the revised guidance by the Company did not have a material impact on the Company’s consolidated financial statement disclosures.
In April 2008, the FASB issued revised guidance on determining the useful lives of intangible assets. The revised guidance, which is now part of ASC 350 “Intangibles- Goodwill and Other”, requires that companies estimating the useful life of a recognized intangible asset consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. The revised guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. The Company adopted the revised guidance as required effective January 3, 2009. The Company did not acquire any intangible assets during fiscal year 2009 nor did it have intangible assets with implicit or explicit renewal or extension terms, and thus the adoption of this guidance did not have a material impact on the Company’s financial statements.
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
In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of ASC 805 “Business Combinations”, requires the acquiring entity in a business combination to recognize, at full fair value, all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquiring entity to disclose information needed to evaluate and understand the nature and financial effect of the business combination. The revised guidance also changes the accounting for contingent consideration, in process research and development, and restructuring costs. In addition, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate. The revised guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company will prospectively apply the revised guidance to all business combinations occurring after January 3, 2009. The Company did not enter into any business combinations during 2009.
(3) Acquisitions and Divestments
On March 27, 2007, the Company purchased certain assets of Wuxi Chenghao Machinery Co., Ltd. (“Wuxi Chenghao”), a privately-owned company in China. The purchased assets were transferred from the seller to Wuxi K-Tron Colormax Machinery Co., Ltd. (“Wuxi K-Tron Colormax”), a newly-created Wholly Foreign-Owned Enterprise which the Company established in connection with this transaction, and the financial results of Wuxi K-Tron Colormax have been included in the Company’s consolidated financial statements since that date. The total cost of the transaction over a five-year period, including the $1,000,000 purchase price and payments under related employment and other arrangements with one of Wuxi Chenghao’s owners, could be as much as approximately $3,500,000. As of year-end 2009, the Company had recorded $1,726,000 of goodwill as part of acquiring the Wuxi Chenghao assets.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
On September 14, 2007, the Company purchased all of the outstanding stock of Rader Companies, Inc. (“Rader”), and the financial results of Rader have been included in the Company’s consolidated financial statements since that date. The preliminary purchase price was $15,945,000, all of which was paid in cash, including $2,300,000 held in escrow. The Company borrowed the full amount of the purchase price under its existing U.S. revolving credit facility (see Note 8 – Notes Payable to Banks and Other Long-Term Debt). At the sellers’ direction, $3,798,000 of the purchase price was delivered to Rader on the closing date to satisfy indebtedness owed to Rader by two other unrelated companies also owned by the sellers. This cash, together with other cash of Rader, was then used to pay off all of Rader’s bank debt, which amounted to approximately $3,832,000. The final purchase price of $17,632,000 included a $1,687,000 adjustment based upon Rader’s increase in net working capital between January 1, 2007 and the September 14, 2007 closing date, which adjustment was paid to the sellers on February 5, 2008.
In 2008, the Company completed the valuation of the assets and liabilities of Rader as of the September 14, 2007 acquisition date. On September 12, 2008, the Company filed an indemnification claim against the sellers related to the valuation of Rader’s inventory on the closing date, and the claim was settled on October 9, 2008. As part of the settlement, the sellers agreed to a reduction in the purchase price of approximately $257,000, with payments being made to the Company from the escrow fund in the amount of approximately $117,000 on September 26, 2008 and $140,000 on October 10, 2008. With these payments of $257,000 from the escrow fund followed by the release of $743,000 from the escrow fund to the sellers pursuant to the terms of the escrow agreement, the escrow fund was reduced to $1,300,000 plus accrued interest.
The purchase price of $17,632,000, after being reduced by the $257,000 payment received as part of the inventory valuation settlement, became an adjusted purchase price of $17,375,000, including the $1,300,000 held in escrow. Of this $1,300,000, an additional $1,000,000 was released to the sellers in July 2009, leaving an escrow balance of $300,000.
The purchase price allocation below has been updated from year-end 2007 to record this settlement as well as the final inventory valuation and related deferred taxes as of the date of the acquisition, resulting in a net increase in goodwill of $1,320,000 in 2008 and $1,000,000 in 2009.
The excess of the purchase price, including the effect of those items discussed above occurring prior to the end of 2009, over the carrying value of the identifiable net assets acquired was $10,101,000, which was allocated as follows:

	Useful Life	2007
		(In thousands)
Patents	10 years	$200
Goodwill	Indefinite	4,614
Customer relationships	10 years	2,700
Drawings	25 years	1,160
Tradenames	Indefinite	1,400
Other Asset	4 months	27

		$10,101

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The purchase price of $15,945,000, after being reduced by the $300,000 escrow, reduced by the $257,000 cash received as part of the inventory valuation settlement and increased by the $1,687,000 working capital adjustment, for an adjusted purchase price of $17,075,000, was allocated as follows:

2007
(In thousands)
Cash	$1,670
Accounts receivables	5,107
Inventories	3,565
Costs in excess of billings, net of billings in excess of costs	1,568
Deferred tax asset	1,058
Other current assets	531
Property, plant and equipment	52
Patents	200
Goodwill	4,614
Customer relationships	2,700
Drawings	1,160
Tradenames	1,400
Accounts payable	(2,821)
Accrued expenses and other current liabilities	(3,713)
Deferred tax liabilities	(16)

$17,075

Customer relationships, drawings and tradenames are included in other intangibles in the consolidated balance sheets.
Pro forma revenues, net income and diluted earnings per share as if the acquisitions of Rader and Wuxi had occurred at the beginning of 2007 is not presented, since the information is not material to the consolidated financial statements.
On September 14, 2009, the Company sold its 19.9% investment in Hasler International SA (“Hasler”) for euro 2,425,000 ($3,544,000). The Company previously recorded this investment as an other asset in the consolidated balance sheet and recognized a gain of $2,972,000 on the sale. The Company received a note from the buyer for the entire sale price, which was paid in full in October 2009.
(4) Inventories
Inventories consist of the following:

	2009	2008
	(In thousands)
Components	$22,701	$22,434
Work-in-process	4,581	6,647
Finished goods	863	1,085
Inventory reserves	(1,786)	(1,390)

	$26,359	$28,776

Fixed production overheads are allocated to inventory based on normal capacity of the production facility. Unallocated overheads are recognized as an expense in the period incurred.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(5) Property, Plant and Equipment
Property, plant and equipment consist of the following:

	2009	2008
	(In thousands)
Land	$2,126	$2,065
Buildings and improvements	29,840	29,585
Automotive equipment	335	318
Machinery and equipment	19,505	18,445
Furniture and equipment, including computer equipment and software	21,171	19,626

	72,977	70,039

Less accumulated depreciation and amortization	(49,051)	(43,338)

	$23,926	$26,701

Depreciation of property, plant and equipment for 2009, 2008 and 2007 was $4,920,000, $4,813,000 and $4,680,000.
(6) Intangible Assets
Intangible assets consist of the following:

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets
Patents	$3,140	$1,843	$3,054	$1,673
Drawings	6,140	1,251	6,140	1,005
Customer relationships	11,299	2,365	11,299	1,678

	$20,579	$5,459	$20,493	$4,356

Unamortized intangible assets
Trademarks and tradenames	$6,610		$6,610

The amortized intangible assets are being amortized on the straight-line basis (half-year expense in the year of the issuance of a patent) over the expected periods of benefit, which range from 10 to 50 years. The weighted average life of the amortizable intangible assets is 27 years (15 years for patents, 25 years for drawings and 30 years for customer relationships). The amortization expense of intangible assets was $1,103,000 for 2009, $1,115,000 for 2008 and $893,000 for 2007.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Future annual amortization of intangible assets is as follows:

Amount
(In thousands)
Fiscal year:
2010	$1,105
2011	1,113
2012	1,122
2013	1,040
2014	1,035
Thereafter	9,705

$15,120

(7)	Accrued Warranty
The Company offers a one-year product warranty on a majority of its products. Warranty is accrued as a percentage of sales, based upon historical experience, on a monthly basis and is included in accrued expenses and other current liabilities. The following is an analysis of accrued warranty for 2009 and 2008:

	2009	2008
	(In thousands)
Beginning balance	$2,231	$2,194
Accrual of warranty expense	1,517	2,351
Warranty costs incurred	(1,475)	(2,356)
Foreign exchange adjustment	65	42

Ending balance	$2,338	$2,231

(8)	Notes Payable to Banks and Other Long-Term Debt
The Company and its U.S. subsidiaries (the “Borrowers”) are parties to a Loan Agreement dated September 29, 2006 (the “Citizens Loan Agreement”) with Citizens Bank of Pennsylvania (“Citizens”). The Citizens Loan Agreement provides the Borrowers with a five-year, $50,000,000 unsecured revolving line of credit facility (the “Citizens Credit Facility”), of which up to an aggregate of $10,000,000 may be used for letters of credit. The Citizens Credit Facility terminates on September 29, 2011. The Borrowers entered into the Citizens Loan Agreement to (i) refinance certain indebtedness of the Borrowers, (ii) provide for future working capital requirements and other general corporate purposes and (iii) fund permitted acquisitions.
The interest rate on loans under the Citizens Credit Facility can be based on either the prime rate or 1, 2, 3 or 6-month LIBOR, as selected by the Borrowers. Prime rate loans bear interest at a fluctuating rate per annum equal to the prime rate of interest announced by Citizens from time to time less a percentage ranging from 0.25% to 1.00%, depending on the ratio of the Company’s funded debt to its adjusted earnings before interest expense, tax expense, and depreciation and amortization expenses for the most recent measurement period (the “Debt Ratio”). LIBOR loans bear interest at a fluctuating rate per annum equal to LIBOR for the selected interest rate period plus a percentage ranging from 0.875% to 1.625%, depending on the Debt Ratio.
The Borrowers are obligated to pay a fee for any unused borrowings under the Citizens Credit Facility equal to (i) a percentage ranging from 0.125% to 0.200% per annum, depending on the Debt Ratio, times (ii) the average unused portion of the Citizens Credit Facility.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Citizens Credit Facility is unsecured, except that the lenders have been given a pledge of 65% of the equity interests of the following foreign subsidiaries of the Company: K-Tron (Schweiz) AG, K-Tron Colormax Limited, K-Tron PCS Limited, Jeffrey Rader Canada Company and Jeffrey Rader AB. The Citizens Loan Agreement contains financial covenants, including a minimum fixed charge coverage ratio, a minimum net worth and a maximum Debt Ratio. As of January 2, 2010, the Borrowers were in compliance with these covenants. If an event of default, such as non-payment or failure to comply with a covenant, were to occur under the Citizens Loan Agreement, and subject to any applicable grace period, the lenders would be entitled to declare all amounts outstanding under the Citizens Credit Facility to be immediately due and payable.
All amounts borrowed under the Citizens Credit Facility are due on September 29, 2011. As of January 2, 2010, the total borrowing under the Citizens Credit Facility was $7,000,000, with interest payable at the following rates on the following principal amounts for the periods ending on the dates indicated:

		Expiration of
		Interest Rate
	Amount	Period	Per Annum Rate
Three-year interest rate swap	$2,000,000	09/24/2010	5.665%
Four-year interest rate swap	5,000,000	10/13/2010	6.095%

	$7,000,000

The two interest rate swaps in the table above fix the interest rates for the swap periods on all $7,000,000 of loans, with fixed rates of 5.665% and 6.095% (subject to any change in such rates required by a change in the Debt Ratio at the end of any relevant measurement period). The swaps expire on September 24, 2010 and October 13, 2010. The Company entered into the swaps in order to minimize its risk of exposure to interest rate increases. As of January 2, 2010, a swap liability of $255,000 is included in other non-current liabilities on the balance sheet. The unrealized loss, net of tax, on the interest rate swaps, was $153,000 at January 2, 2010 and is reflected in accumulated other comprehensive income.
As of January 3, 2009, a swap liability of $892,000 relating to seven interest rate swaps is included in other non-current liabilities on the balance sheet. The unrealized loss, net of tax, on the interest rate swaps was $535,000 at January 3, 2009 and is reflected in accumulated other comprehensive income.
In connection with an acquisition made in March 3, 2006, the Company issued as part of the purchase price a $3,000,000 unsecured, promissory note bearing interest payable quarterly at 5% per annum and with the principal payable in three equal installments of $1,000,000 on March 3 in each of 2008, 2009 and 2010. The first two installments of $1,000,000 each were paid on March 3, 2008 and March 3, 2009, and the final installment of $1,000,000 was paid on March 3, 2010.
At January 2, 2010, the Company’s Swiss subsidiary had separate credit facilities totaling 18,400,000 Swiss francs (approximately $17,763,000) with four Swiss banks. This Swiss subsidiary’s real property in Switzerland, with a book value of 5,967,000 Swiss francs (approximately $5,760,000) as of January 2, 2010, is pledged as collateral. As of January 2, 2010, there were no borrowings under any of these credit facilities, although 6,897,000 Swiss francs (approximately $6,658,000) of availability was being utilized for bank guarantees on behalf of the Swiss subsidiary related to customer orders.
In July 2009, the Company entered into a $3,000,000 letter of credit facility with a U.S. bank, of which $548,000 is being utilized as of January 2, 2010 for bank guarantees related to customer orders.
As of January 3, 2009, one of the Company’s U.S. subsidiaries had a mortgage loan with an outstanding balance of $662,000. Annual interest was 6.45%, and the loan was payable in equal monthly principal and interest installments of $23,784, with a final balloon payment due on August 1, 2009. Fixed assets with a book value of $1,313,000 as of January 3, 2009 were pledged as collateral for this loan. This loan was paid in full in August 2009.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Long-term debt consists of the following:

	2009	2008
	(In thousands)
U.S. revolving line of credit	$7,000	$21,000
U.S. mortgage	—	662
U.S. term notes	1,000	2,000

	8,000	23,662
Less current portion	(1,000)	(1,662)

Total long-term debt, net of current portion	$7,000	$22,000

Future annual principal payments required on long-term debt are as follows:

Amount
(In thousands)
Fiscal year:
2010	$1,000
2011	7,000

$8,000

(9) Employee Benefit Plans
The Company sponsored several thrift plans for various groups of U.S. employees during 2009, 2008 and 2007. The Company made matching contributions to employee accounts in these thrift plans equal to 100% of each employee participant’s contributions up to a maximum of 3% to 6% of such employee’s compensation for each of 2009, 2008 and 2007, depending on the plan and subject to any applicable legal maximums, with Company contributions being vested when made, except that the Premier Pneumatics, Inc. (“Premier”) and Rader thrift plans did not have a Company match. The Premier plan was also a profit-sharing plan, and there were company contributions under that part of the plan. The Company expense associated with the thrift and profit sharing plans for U.S. employees for 2009, 2008 and 2007 was $1,087,000, $1,081,000 and $1,177,000.
As of December 31, 2007, the Premier profit sharing and thrift plan was terminated, and all the employees became fully vested in their fund balances which were transferred to one of two K-Tron thrift plans. As of December 31, 2008, the Rader thrift plan was terminated, and all the employees became fully vested in their fund balances which were transferred to one of two K-Tron thrift plans.
The Company has a pension plan covering employees of its Swiss subsidiary and certain employees of its German subsidiary which has historically been classified and accounted for as a defined contribution plan. Due to 2008 changes in the Swiss regulatory environment and subsequent interpretations of the impact of these changes on the pension accounting for employee retirement benefit plans of Swiss companies and by implication, Swiss subsidiaries of U.S. companies, the Company concluded, as of the end of 2008, that there were enough defined benefit features of the Swiss Plan to warrant its treatment as a defined benefit plan for accounting purposes. As a result, the Company adopted the recognition and disclosure requirements of ASC 715.
Employer and employee contributions are made to the Swiss Plan based on percentages of salary and wages that vary according to employee age and other factors. Employer contributions to the Swiss Plan in 2009, 2008 and 2007 were $890,000, $952,000 and $819,000. These employer contributions were recorded as defined contribution plan expense in 2008 and 2007 because the conversion of the accounting for the Swiss Plan to a defined benefit plan did not occur until January 3, 2009, the end of the Company’s 2008 fiscal year.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The incremental transition effect of applying ASC 715 as of January 3, 2009 was to increase total assets by $2,899,000, increase total liabilities by $638,000 and increase total shareholders’ equity by $2,261,000. These changes were the result of increasing other long term assets by $2,899,000, increasing long term deferred income tax liabilities by $638,000 and increasing accumulated other comprehensive income by $2,261,000. None of the $2,261,000 transition adjustment to accumulated comprehensive income was amortized in net periodic benefit income in 2009.
The 2009 changes in the projected pension obligation, plan assets and funded status, along with amounts recognized in the consolidated balance sheet were as follows:

Change in pension obligation:
Projected pension obligation at January 3, 2009	$20,139,000
Service cost	705,000
Interest cost	1,672,000
Actuarial gain	(651,000)
Benefit payments	(2,331,000)
Foreign exchange adjustment	886,000

Projected pension obligation at January 2, 2010	$20,420,000

Change in plan assets:
Fair value of plan assets at January 3, 2009	$23,038,000
Actual return on plan assets	1,515,000
Employer and employee contributions	1,483,000
Benefits paid	(2,331,000)
Foreign exchange adjustment	1,074,000

Fair value of plan assets at January 2, 2010	$24,779,000

Amounts recorded in the consolidated balance sheet at January 2, 2010
Other long-term assets	$4,359,000
Long-term income tax liabilities	960,000
The Swiss Plan’s asset allocation at year end was as follows:

	2009	2008
Debt securities	61.1%	60.2%
Bank deposits	14.7	14.1
Equity securities	11.2	12.7
Real estate funds	12.0	10.7
Other	1.0	2.3

Total	100.0%	100.0%

The investment strategy of the Swiss Plan’s Pension Committee is to achieve a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk. The investment strategy is reviewed regularly. The projected and accumulated pension obligations for the Swiss Plan were calculated as of January 2, 2010 using the following assumptions:

	2009	2008
Discount rate	3.5%	3.5%
Salary increase rate	2.0%	2.0%
Expected return on plan assets	4.0%	4.0%
Expected average remaining working life (in years)	12.9	13.2

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The discount rate is based on assumed pension benefit maturity and estimates developed using the rate of return and yield curves for high quality Swiss corporate and government bonds. The salary increase rate is based on the Company’s best assessment for on-going increases over time. The expected long term rate of return on plan assets is based on the expected asset allocation, taking into consideration historical long-term rates of return for the relevant asset categories.
Employer contributions to the Swiss Plan in 2010 are estimated to be approximately $845,000.
Estimated future benefit payments from the Swiss Plan are as follows:

Fiscal Year	Amount

2010	$582,000
2011	592,000
2012	611,000
2013	631,000
2014	640,000
2015 to 2019	3,298,000
Substantially all other foreign employees not participating in the Swiss Plan participated in defined contribution group pension plans in 2009, 2008 and 2007. Contributions were paid by the employee and employer at percentages that varied according to age and other factors. The foreign pension expense for these other foreign employees not participating in the Swiss Plan for 2009, 2008 and 2007 was $117,000, $162,000 and $184,000.
(10) Shareholders’ Equity and Share Compensation Plans
In 2001, the board of directors determined the rights on 50,000 shares of the authorized preferred stock as the Series B Junior Participating Preferred Shares (the “Series B Preferred Shares”). Each one one-hundredth of a share of the Series B Preferred Shares carries voting and dividend rights that are equivalent to one share of the common stock. These voting and dividend rights are subject to adjustment in the event of a dividend on the common stock that is payable in common stock or upon the occurrence of any subdivision or combination with respect to the outstanding shares of the common stock. The board of directors had not determined the rights on the remaining 950,000 shares of the authorized preferred stock as of January 2, 2010.
The Company’s 1996 Equity Compensation Plan, as amended (the “1996 plan”), expired on May 9, 2006. As of January 2, 2010, three employees and three nonemployee directors held outstanding options under the 1996 plan, all of which were exercisable, for an aggregate of 53,000 shares of common stock at exercise prices per share ranging from $12.20 to $30.34 and with a weighted average exercise price per share of $14.15. These options, all of which are nonqualified stock options, expire at various times through 2015. All stock options under the 1996 plan were issued with an exercise price per share equal to the fair market value of a share of common stock on the date that the option was granted.
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

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
During 2009, the Company issued 11,550 restricted stock units under the 2006 plan. Each of these restricted stock unit grants vests on the four-year anniversary of the date of grant. Compensation expense related to these restricted stock units is recognized ratably over the four-year period based on the fair value of the underlying shares at date of grant, which was $70.81 per share.
During 2008, the Company issued 11,500 shares of restricted common stock under the 2006 plan, 2,500 shares in February 2008 and 9,000 shares in July 2008. Each of these restricted stock grants vests on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four-year period based on the fair value of the shares at the date of grant, which was $117.00 per share with respect to the February 2008 grant and $130.66 per share with respect to the July 2008 grants.
During 2007, the Company issued 9,000 shares of restricted common stock under the 2006 plan. Each of these restricted stock grants vests on the four-year anniversary of the date of grant. Compensation expense related to this restricted stock is recognized ratably over the four-year period based on the fair value of the shares at the date of grant, which was $93.50 per share.
A summary of the Company’s stock option activity for the 1996 plan for 2007, 2008 and 2009 is as follows:

		Weighted
		Average		Weighted Average
		Option	Aggregate	Remaining Contractual
	Shares	Exercise	Intrinsic	Terms (in years)
	Under	Price	Value	Options	Options
	Option	Per Share	($000)	Outstanding	Exercisable
Balance, December 30, 2006	285,210	$15.20		2.96	3.01
Exercised	(91,760)	14.51

Balance, December 29, 2007	193,450	15.52		2.49	2.49
Exercised	(76,450)	17.35

Balance, January 3, 2009	117,000	13.72		2.48	2.48
Exercised	(64,000)	13.38

Balance, January 2, 2010	53,000	$14.15	$5,014	1.97	1.97

The aggregate intrinsic value at January 2, 2010 represents (i) the difference between the Company’s closing stock price of $108.75 at January 2, 2010 and the weighted average option exercise price per share on that date of $14.15 multiplied by (ii) the number of shares under outstanding options on that date.
There were no stock options granted in 2009, 2008 or 2007.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(11) Shareholder Rights Plan
The Company has a Shareholder Rights Plan (the “Rights Plan”) with American Stock Transfer & Trust Company, as Rights Agent (the “Rights Agent”), that was adopted by the board of directors on October 16, 2001 and amended on January 8, 2010. Under the Rights Plan, there was a distribution as a dividend of one preferred stock purchase right (“a Right”) on each share of the Company’s common stock outstanding as of the close of business on October 29, 2001, and each share of the Company’s common stock issued and outstanding thereafter will have a Right associated with it. The Rights expire on October 29, 2011, and each Right entitles a shareholder to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock upon the terms specified in the Rights Plan. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock, in each case without the approval of the Company’s board of directors.
On January 8, 2010, the Company and the Rights Agent amended the Rights Plan in connection with the Merger. The amendment, among other things, permits the execution of the Merger Agreement and the performance and consummation of the transactions contemplated by the Merger Agreement, including the Merger, without triggering the provisions of the Rights Plan.
(12) Income Taxes
Following are the domestic and foreign components of income before income taxes:

	2009	2008	2007
	(In thousands)
United States	$22,082	$22,232	$16,957
Foreign	9,834	14,756	13,185

Income before income tax	$31,916	$36,988	$30,142

The income tax provision (benefit) consists of the following:

	2009	2008	2007
	(In thousands)
Current:
Federal and state	$8,572	$6,487	$5,677
Foreign	2,268	3,589	2,800

Total current	10,840	10,076	8,477

Deferred:
Federal and state	(536)	1,093	244
Foreign	57	46	100

Total deferred	(479)	1,139	344

Total net income tax provision	$10,361	$11,215	$8,821

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Significant components of the deferred tax assets and liabilities at January 2, 2010 and January 3, 2009 were as follows:

	2009	2008
	(In thousands)
Deferred tax assets
Fixed assets and intangibles	$401	$199
Accrued liabilities	1,154	980
Net operating loss carryforwards	341	350
Inventory basis differences	1,108	899
Foreign tax credit carryforwards	216	216
Other	1,495	322

	4,715	2,966
Valuation allowance	(506)	(519)

Total assets	4,209	2,447

Deferred tax liabilities
Depreciation	(6,021)	(5,373)
Pension liability	(959)	(638)
Other	(1,489)	(1,190)

Total liabilities	(8,469)	(7,201)

Net deferred tax liability	$(4,260)	$(4,754)

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
Foreign and U.S. state operating loss carryforwards as of January 2, 2010 were $601,000 and $4,145,000. Foreign operating losses have an unlimited carryforward period. U.S. state operating losses expire at various times through 2029.
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
A reconciliation of the provision for income taxes and the amounts that would be computed using the statutory federal income tax rates is set forth below:

	2009	2008	2007
	(In thousands)
Income tax provision on income before income tax at statutory federal income tax rates	$11,171	$12,946	$10,248
Increase in incremental tax rate to 35%	—	—	8
Foreign tax rate differential	(1,125)	(1,633)	(1,592)
State tax net of federal benefit	472	282	351
Other U.S. and foreign permanent tax differences	462	(171)	(116)
Changes in valuation allowance	(25)	(28)	(15)
Decrease in tax reserve, net	(594)	(181)	(63)

Income tax provision	$10,361	$11,215	$8,821

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(13)	Related Party Transactions
On September 14, 2009, the Company sold its 19.9% investment in Hasler International SA (“Hasler”) for euro 2,425,000 ($3,544,000). The Company previously recorded this investment as an other asset in the consolidated balance sheet and recognized a gain of $2,972,000 on the sale. The Company received a note from the buyer for the entire sale price, which was paid in full in October 2009.
During 2009, 2008 and 2007, the Company sold equipment to two entities in which it had or has a cost method investment, one of which was Hasler. Sales to these two entities during 2009 (in the case of Hasler, until September 14, 2009), 2008 and 2007 were $692,000, $1,647,000 and $2,898,000, with balances with respect to such sales of $2,000, $245,000 and $945,000 in accounts receivable from these entities with respect to these sales at January 2, 2010, January 3, 2009 and December 29, 2007. The Company leases a facility in China from a company that is owned by Wuxi K-Tron Colormax’s sales manager. The rent is RMB 46,000 per month (approximately $7,000) and payable through March 2012.
(14) Earnings Per Share
The Company reports basic and diluted earnings per share. Basic earnings per share represents net income less preferred dividends divided by the weighted average number of common shares outstanding. Diluted earnings per share is calculated similarly, except that the denominator includes the weighted average number of common shares outstanding plus the dilutive effect of options, restricted stock units, warrants, convertible securities and other instruments with dilutive effects if exercised.
The Company’s basic and diluted earnings per share are calculated as follows:

	Net Income
	Available
	to Common		Earnings
	Shareholders	Shares	per Share
2009:
Basic	$21,555,000	2,821,000	$7.64
Common share equivalent of outstanding options and restricted stock units	—	52,000	(0.14)

Diluted	$21,555,000	2,873,000	$7.50

2008:
Basic	$25,773,000	2,752,000	$9.37
Common share equivalent of options outstanding	—	103,000	(0.34)

Diluted	$25,773,000	2,855,000	$9.03

2007:
Basic	$21,321,000	2,688,000	$7.93
Common share equivalent of options outstanding	—	160,000	(0.44)

Diluted	$21,321,000	2,848,000	$7.49

Diluted earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each year.

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(15) Commitments and Contingencies
The Company leases certain office and plant facilities and equipment under noncancellable leases. These leases expire in periods ranging from one to five years and, in certain instances, provide for purchase options.
As of January 2, 2010, future minimum payments under operating leases having noncancellable terms in excess of one year are summarized below:

Operating
Leases
(In thousands)
2010	$1,644
2011	1,126
2012	795
2013	571
2014	475
2015	39

$4,650

Rent expense for 2009, 2008 and 2007 was $1,379,000, $1,691,000 and $1,458,000.
As of January 2, 2010, the Company had purchase commitments of $15,311,000 for inventory and other costs all in the normal course of business.
At January 2, 2010, the Company had employment contracts with certain key executives. Under these contracts, each individual is guaranteed minimum compensation over the contract period. The Company may terminate these contracts upon thirty days’ advance written notice. As of January 2, 2010, the estimated future obligation under these contracts, if all of them were to be terminated on that date, was $2,139,000, payable within thirty days after the termination date.
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

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
For 2009, 2008 and 2007, the following table sets forth the Company’s geographic information:

	Americas	EMEA/Asia	Eliminations	Consolidated
	(In thousands)
2009:
Revenues:
Sales to unaffiliated customers	$137,310	$53,464	$—	$190,774
Sales to affiliates	7,924	4,124	(12,048)	—

Total sales	$145,234	$57,588	$(12,048)	$190,774

Operating income	22,692	7,099	89	29,880
Interest expense, net				(936)
Gain on sale of investment				2,972

Income before income taxes				$31,916

Capital expenditures	1,631	189		1,820
Depreciation and amortization expense	4,382	1,641		6,023
Total assets	118,175	86,061		204,236

2008:
Revenues:
Sales to unaffiliated customers	$159,339	$83,679	$—	$243,018
Sales to affiliates	9,408	5,248	(14,656)	—

Total sales	$168,747	$88,927	$(14,656)	$243,018

Operating income	23,072	14,889	20	37,981
Interest expense, net				(993)

Income before income taxes				$36,988

Capital expenditures	2,512	1,174		3,686
Depreciation and amortization expense	4,103	1,849		5,952
Total assets	123,121	76,323		199,444

2007:
Revenues:
Sales to unaffiliated customers	$133,708	$67,969	$—	$201,677
Sales to affiliates	4,858	5,710	(10,568)	—

Total sales	$138,566	$73,679	$(10,568)	$201,677

Operating income	19,224	12,685	(31)	31,878
Interest expense, net				(1,736)

Income before income taxes				$30,142

Capital expenditures	1,193	1,072		2,265
Depreciation and amortization expense	3,964	1,609		5,573
Total assets	123,473	60,645		184,118

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
For 2009, 2008 and 2007, the following table sets forth revenues from external customers:

	2009	2008	2007
	(In thousands)
Americas:
U.S.	$107,942	$114,272	$104,615
Canada	9,761	18,521	7,453
All others	19,607	26,546	21,640

Total	137,310	159,339	133,708

EMEA/Asia:
China	5,532	5,599	6,812
Germany	7,923	12,153	11,108
Great Britain	6,600	7,384	9,286
Italy	5,800	10,410	3,057
Netherlands	1,181	2,073	7,727
All others	26,428	46,060	29,979

Total	53,464	83,679	67,969

	$190,774	$243,018	$201,677

(17)	Quarterly Financial Information (Unaudited)
The following table summarizes unaudited quarterly financial data for 2009 and 2008 (in thousands, except per share data):

	2009 by Quarter
	First	Second	Third	Fourth

Revenues	$49,686	$50,037	$47,321	$43,730
Gross profit	20,158	21,005	19,883	20,226
Net income	4,447	5,258	6,768	5,082
Basic earnings per share	1.59	1.87	2.39	1.79
Diluted earnings per share	1.54	1.82	2.34	1.75

	2008 by Quarter
	First	Second	Third	Fourth

Revenues	$57,398	$60,210	$59,631	$65,779
Gross profit	24,249	25,502	24,784	26,868
Net income	5,651	7,158	6,767	6,197
Basic earnings per share	2.08	2.62	2.44	2.23
Diluted earnings per share	1.96	2.49	2.34	2.15

K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES
Financial Statement Schedule

Schedule II
K-TRON INTERNATIONAL, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended January 2, 2010, January 3, 2009 and December 29, 2007

				Deductions, Net
				of Foreign
	Balance at	Additions	Balance of	Exchange	Balance
	Beginning	Charged to	Acquired	Translation	at End
	of Period	Income	Businesses	Adjustment	of Period

Deducted from applicable assets:
Allowance for doubtful accounts:
Fiscal year ended, January 2, 2010	$1,214,000	$319,000	$—	$146,000	$1,387,000
Fiscal year ended, January 3, 2009	$1,065,000	$591,000	$—	$442,000	$1,214,000
Fiscal year ended, December 29, 2007	$852,000	$150,000	$199,000	$136,000	$1,065,000

Inventory valuation reserves:
Fiscal year ended, January 2, 2010	$1,390,000	$1,035,000	$—	$639,000	$1,786,000
Fiscal year ended, January 3, 2009	$1,781,000	$746,000	$—	$1,137,000	$1,390,000
Fiscal year ended, December 29, 2007	$1,549,000	$477,000	$282,000	$527,000	$1,781,000
See accompanying reports of independent registered public accounting firm.

S-1

EXHIBIT INDEX

Exhibit
Number	Description

2.1
Agreement and Plan of Merger, dated as of January 8, 2010, by and among Hillenbrand, Inc., Krusher Acquisition Corp. and K-Tron International, Inc. (Filed as Exhibit 2.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2010 and incorporated herein by reference)

3.1	Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to our annual report on Form 10-K for the year ended January 2, 1999 and incorporated herein by reference)

3.2	Amended and Restated By-laws (Filed as Exhibit 3.1 to our report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007 and incorporated herein by reference)

4.1
Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2001 and incorporated herein by reference)

4.2
Amendment, dated as of January 8, 2010, to Rights Agreement dated as of October 16, 2001 with American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2010 and incorporated herein by reference)

10.1
K-Tron International, Inc. 2006 Equity Compensation Plan, as amended on May 11, 2007 (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference) **

10.2
K-Tron International, Inc. 1996 Amended and Restated Equity Compensation Plan, as amended (Filed as Exhibit 10.3 to our annual report on Form 10-K for the year ended January 2, 1999 and incorporated herein by reference) **

10.3
Amendment 2001-1 to the K-Tron International, Inc. 1996 Amended and Restated Equity Compensation Plan (Filed as Exhibit 10.4 to our annual report on Form 10-K for the year ended December 29, 2001 and incorporated herein by reference) **

10.4
Amended and Restated Employment Agreement, dated as of November 11, 2008, by and between K-Tron International, Inc. and Edward B. Cloues, II (Filed as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference)**

10.5
Amended and Restated Employment Agreement, dated as of November 11, 2008, by and between K-Tron International, Inc. and Kevin C. Bowen (Filed as Exhibit 10.2 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference)**

10.6
Amended and Restated Employment Agreement, dated as of November 11, 2008, by and between K-Tron International, Inc. and Lukas Guenthardt (Filed as Exhibit 10.3 to our report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008 and incorporated herein by reference)**

10.7
Amended and Restated Employment Agreement, dated as of March 26, 2009, by and between K-Tron International, Inc. and Robert E. Wisniewski (Filed as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2009 and incorporated herein by reference)**

10.8
Form of Indemnification Agreement with our current directors and officers listed in Exhibit 10.9, which are identical in all material respects except for the director or officer who is a party thereto and the date of execution (Filed as Exhibit 10.11 to our annual report on Form 10-K for the year ended January 1, 2000 and incorporated herein by reference)**

Exhibit
Number	Description

10.9
List of current directors and officers with an Indemnification Agreement in the form provided in Exhibit 10.8 (Filed as Exhibit 10.1 to our report on Form 10-Q for the quarterly period ended July 4, 2009 and incorporated herein by reference)**

10.10
Loan Agreement, dated as of September 29, 2006, among K-Tron International, Inc., K-Tron Investment Co., K-Tron Technologies, Inc., K-Tron America, Inc., Gundlach Equipment Corporation, Pennsylvania Crusher Corporation and Jeffrey Specialty Equipment Corporation, as Borrowers and the Financial Institutions referred to on the signature pages as Lenders and Citizens Bank of Pennsylvania, individually as a Lender and as Agent (Filed as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2006 and incorporated herein by reference)

10.11
Voting Agreement, dated as of January 8, 2010, by and among Hillenbrand, Inc., Krusher Acquisition Corp. and certain shareholders of K-Tron International, Inc. (Filed as Exhibit 10.1 to our report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2010 and incorporated herein by reference)

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